Form 10-K
period 2015-03-31
ACXIOM CORP
filed 2015-05-27
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
	Yes [ ]	No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1,053,448,815.  (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 22, 2015, was 78,173,839.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) of Acxiom Corporation (“Acxiom,” the “Company,” “we” or “us”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies of documents which we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically.  Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 100 Redwood Shores Parkway, Redwood City, California  94065.  Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K.  In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive, Governance/Nominating, and Technology & Innovation Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.  Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-3 – F-20 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA.   These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•
the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts allowing for termination upon a change in control, which may result in a decline in revenue and profit;

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

•
the possibility that there will be changes in the legislative, accounting, regulatory and consumer environments affecting our business, including but not limited to litigation, legislation, regulations and customs impairing our ability to collect, manage, aggregate and use data;

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

In light of these risks, uncertainties and assumptions, the Company cautions readers not to place undue reliance on any forward-looking statements.  Forward-looking statements and such risks, uncertainties and assumptions speak only as of the date of this Annual Report on Form 10-K, and the Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements contained herein, to reflect any change in our expectations with regard thereto, or any other change based on the occurrence of future events, the receipt of new information or otherwise, except to the extent otherwise required by law.

Item 1. Business

Founded in 1969 in Conway, Arkansas, Acxiom is a Delaware corporation.  Our common stock is listed on the NASDAQ Global Select Market under the symbol “ACXM.”  Acxiom is an enterprise data, analytics and software-as-a-service company.  For over 45 years, Acxiom has been an innovator in harnessing the powerful potential of data to strengthen connections between people, businesses and their partners.  We focus on creating better connections that enable better living for people and better results for the businesses who serve them.

We serve a global client base from locations in the United States, Europe, South America, and the Asia-Pacific region. Our client list includes many of the largest organizations in these regions across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

We excel in relationships with organizations that view the activation, management, and application of data as an integral component of their business decision-making processes.  We help these clients with and generate our revenue from the following business segments, aligned consistently with the Company’s long-term strategy.

•
Marketing and Data Services is our largest business segment.  In this business, we help our clients: connect and analyze online, offline, customer and partner data to help organizations better know their customers; connect and personalize customer experiences – across channels and partners, and over time – to help organizations better engage their customers; connect partners via a “safe haven” (a privacy-compliant environment that allows advertisers and partners to responsibly shield sensitive information across multiple media channels); manage their audience distribution to optimize media spend and provide consumers with better experiences and access to the things that matter most to them.  This focus is grounded in our belief that better connections enable marketing that is more effective, drives greater customer value and improves margins.  The range of capabilities we provide includes: data sourcing; data activation via analytics, integration and enhancement; the building and managing of customer marketing databases; partner integration; providing a neutral connectivity platform to enable the use of first- and third-party data across more than 140 marketing platforms and the application of insights to the range of business applications that our clients value. Also included within Marketing and Data Services is the execution of e-mail and mobile marketing campaigns for our clients. Our offerings span technology, applications and tools, analytics and consulting.

•
Our IT Infrastructure Management (“ITO”) segment provides mainframe, server hosting and cloud computing services. We have unique experience hosting complex, processing-intensive database environments and maintaining a highly secure IT environment.

Recent Developments

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its ITO business to Charlesbank Capital Partners and M/C Partners.  Under the terms of the agreement, the Company will receive $140 million in cash at closing, and up to $50 million in contingent payments subject to certain performance metrics.  In addition, the Company will receive a 5% retained profits interest in the divested entity, subject to a defined value over which the Company will participate in profits.  The sale is expected to close in the second quarter of fiscal 2016 ending September 30, 2015, following the satisfaction of regulatory requirements and other customary closing conditions.  The Company will report ITO as a component of discontinued operations beginning in the first quarter of fiscal 2016.  The Company expects to report a gain on the sale.

The Company will use proceeds from the sale to pay down debt and to fund expansion of its share repurchase program.  As part of the revised program, the Company’s board of directors has increased its share repurchase program by $50 million.  Under the revised share repurchase program, the Company may now purchase up to $300 million of its common stock through the period ending December 31, 2016.  The Company has previously purchased $202.4 million of stock through the repurchase program, leaving remaining capacity of $97.6 million under the revised stock repurchase program.

The Company has also entered into an agreement to amend its credit agreement.  The effectiveness of the amendments contained in the agreement are conditioned on, among other things, the closing of the ITO disposition.  Once the ITO disposition is completed and the amendment becomes fully effective, certain financial covenants in the credit agreement will be modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company will not be entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the debt covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

Market Growth Drivers

Empowered consumers have virtually unlimited choices and information creating new opportunities for engagement and value.  But today’s technologically advanced communications can be disruptive to consumers’ loyalty and brands’ profit margin performance. In response, we believe organizations need to develop and control insight about their customers. They need multidimensional insight – intelligence refined across all relevant data signals – and a neutral system for connecting online and offline data.

Looking forward, these global issues and challenges provide Acxiom with multiple growth opportunities:

•
Big Data Challenges – Organizations will likely continue to struggle with the management, activation, retrieval and connection of data across customer engagement channels. Managing increasing data volume, velocity, veracity and variety is affecting all parts of the business world.

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

•	Global – While the highest absolute advertising spend is in the U.S., we see higher projected growth rates in advertising spend in the other top ten markets.

•
Partner Ecosystems – The classic agency interaction and media buying models are long gone. Collaboration across the lines of online and offline data, media options, insight, real-time decision making, recognition, consumer autonomy and privacy – done in a cohesive, efficient fashion – is a necessity for many businesses.

•
Privacy & Compliance – Diligence in the areas of consumer privacy and security is and will continue to be paramount. Threats are increasing, and new demands are coming from government agencies and consumer advocacy groups across the world. These factors increase the liability every company faces when managing consumer data, thus driving the demand for data, insight and recognition services.

Acxiom’s Growth Strategy

While the terms “big data” and “data management platforms,” or “DMPs,” have recently become more common, for over 45 years Acxiom has been a thought leader and innovator in solving large-scale data problems and improving marketing results through high-performance, highly scalable, highly secured and privacy-compliant marketing solutions. Our growth strategy is focused upon:

1.
Delivering Innovation – We are investing in product innovation that enables one-to-one marketing at scale with privacy compliance. In response to what we view as the market’s needs, we are investing in (a) improving the quality and usability of data, (b) transforming data into insights, and (c) a market leading connectivity platform which connects data across the marketing ecosystem. We believe these innovations are meaningful both to existing and new clients and partners.

2.
Enabling Greater Results For Our Clients – We are committed to continuous improvement in client relationship-building, strong execution, and creating a steady stream of ideas that advance our clients’ business.

3.
Building a Better Business – We are focused on operational excellence by improving tools, processes and resource allocation. We continue to refine our culture around “PACT” – Passion, Accountability, Creativity and Teamwork – in order to achieve a high performance organization.

4.	Assessing Our Business Through a Portfolio Approach – We intend to continue to make our business segments operationally independent to further our goals of simplicity, efficiency and accountability.

Our Competitive Strengths

Our competitive strengths include core capabilities to enable marketers to execute effective, data-driven decision-making:

•
Multi-Channel Consumer Recognition – We use pioneering algorithms for identifying and managing offline consumer information; these elements are extended to provide a unified approach for reaching marketing audiences across digital channels, online communities, TV and mobile devices. We enable monetization and distribution for other third-party data providers.

•
Extensive Market Tech and Ad Tech Connectivity – We support a large ecosystem of advertising publishers, marketing application vendors and marketing platforms, enabling data connectivity between a client’s audience and over 140 marketing platform destinations across the digital advertising ecosystem.

•
Security and Privacy – Along with over 45 years of innovation in every important source and use of data for marketing, we have developed and applied an ethical use-based governance process.  This includes:

o	The use of “safe haven,” a privacy-compliant environment that allows advertisers and partners to responsibly shield and appropriately govern information across multiple media channels
o	Expertise in unifying datasets to connect the online and offline world
o	The facilitation of information sharing between trusted partners in ways that protect consumers and form seamless bridges between traditional channels/media and constantly emerging ones
o	The establishment of a Chief Privacy Officer role in 1991 – an industry first – whose sole focus is the protection and responsible use of consumer data

•
Expertise in Big Data – We currently manage large datasets for leading marketing organizations around the world, executing more than 1 trillion global data transactions per week. This data includes both customer and prospect records, as well as core campaign and engagement logs used for measurement and analytics.

•
Strong Client Relationships – We have deep relationships with many Fortune 100 companies and business-to-consumer marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment.

At a more granular level, our capabilities include:

•	Data and Insight
o	Multi-sourced insight into approximately 700 million consumers worldwide
o	Demographics, life-stage segmentation, brand affinities, and purchase tendencies for nearly every adult consumer in the U.S.
o	Core data services include recognition, hygiene, enhancement, and targeting

•	Partner and Consumer Connections
o	Over 140 publishers and market tech application partners
o
Channel and media-neutral model focused on enabling best-of-breed innovative technology stacks for clients, allowing marketers,  regardless of the channel or media outlet they want to use, to upload their first-party data, augmented with our third-party data if desired, to reach their chosen audiences via multiple publisher partners

o	High quality onboarding for audience data to help our clients reach and engage customers using a mix of proven, cutting-edge strategies that cross channel boundaries
o	High quality recognition that extends over the partner ecosystem to enable and support closed loop measurement and channel attribution analysis

•	Enterprise Marketing Services
o	Includes marketing databases, measurement solutions, email and consulting
o	Primarily serves largest consumer databases (over 10 million records) in financial services, retail, publishers, telecom, automotive
o
Combines industry-appropriate data insights, specialized partner connections, and Acxiom data management to address key business challenges in multi-channel acquisition and targeting, customer data integration, closed loop measurement, and cross-channel attribution

o	Uses real time data-as-a-service to enable dynamic application and web site content optimization for increased engagement
o
Deploys high volume, high performance solutions, with billions of customer and prospect records under management and trillions of record updates every year. Solutions are created for customer management, prospect management, or analytic management, and are integrated with a client-specific environment for fulfillment, execution, and measurement.

•	Managed IT Services for Mid-Market
o	IT Infrastructure managed services
o	Co-location services

•	Strategy, Analytics and Cross-Channel Enablement
o	Perform due diligence on all external sources of data, which includes data from hundreds of offline sources, as well as from thousands of websites per year
o	Execute over 800 strategy and analytics projects per year

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

We expect the trend of enacting and revising data protection laws to continue and that new and expanded privacy legislation in various forms will be implemented in the U.S. and in other countries around the globe.  We are supportive of legislation that enables the ethical use of data and codifies the current industry guidelines of meaningful transparency for the individual and appropriate choices regarding whether information related to that individual is shared with independent third parties for marketing purposes. We also support legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Clients

Our client base consists primarily of Fortune 1000 companies and organizations in the financial services, insurance, information services, direct marketing, retail, consumer packaged goods, technology, automotive, healthcare, travel and communications industries as well as in non-profit and government sectors.  We seek to maintain long-term relationships with our clients, many of which typically operate under contracts with initial terms of at least two years.  We have historically experienced high retention rates among our clients.

Our ten largest clients represented approximately 38% of our revenue in fiscal year 2015 but no single client accounted for more than 10% of our revenues as a whole.

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

Our sales teams focus on new business development across all markets – sales to new clients and sales of new lines of business to existing clients, as well as revenue growth within existing accounts.  We organize our client relationships around industry verticals, as we believe that understanding and speaking to the nuances of each industry is the most effective way to positively impact our clients’ businesses.

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

Research and Development

The Company has significantly increased the level of product investment in recent years.  Total engineering investment (research and development expense plus capitalization of software) was $38.9 million in fiscal 2015, compared to $48.1 million in fiscal 2014, and $31.6 million in fiscal 2013.  Management expects to maintain investment spending, primarily for engineering and product management labor, capitalized software and new data sources during fiscal 2016.

Business Segments

We report segment information consistent with the way we internally disaggregate our operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

Prior to fiscal year 2015, our business segments consisted of Marketing and Data Services, IT Infrastructure Management, and Other Services.  The Other Services segment consisted solely of the Company’s UK fulfillment business, 2Touch.  In fiscal 2015 we completed the sale of 2Touch.  As a result, the 2Touch business is excluded from segment results and reported as discontinued operations.  The Marketing and Data Services segment includes our global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System and LiveRamp on-boarding services),  E-mail Fulfillment Services, and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.  As noted above under “Recent Developments,” on May 20, 2015, the Company announced it had entered into a definitive agreement to sell this business.

We evaluate performance of the segments based on revenue and income from operations, which excludes certain impairments and gains, losses and other items, as well as certain business separation and transformation expenses.  Information concerning the financial results of our fiscal year 2015 business segments is included in note 17 of the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are attached to this Annual Report as part of the Financial Supplement.

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

Marketing and Data Services – We believe that we are a global leader in marketing and data services. Our traditional competitors for data and marketing services have been database marketing services providers. We find that the competitive landscape is becoming more complex and now includes a range of players. Our primary competitors tend to be database marketing services providers, DMPs, data companies and data distributors. In-house IT departments provide a secondary source of competition for portions of our offerings. Other types of companies such as technology consultants, business process outsourcers, analytics consultants, and management consultants, participate to a lesser extent in portions of our market space.

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

IT Infrastructure Management – In the IT Infrastructure Management market, we compete with managed IT and full-service cloud providers, where competition is grounded in technical expertise and innovation, financial stability, past experience with the provider, marketplace reputation, cultural fit, scale, quality and reliability of services, project management capabilities, processing environments and price.

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

Pricing

Given the diverse nature of the markets and industries in which our clients operate, we deploy a number of pricing techniques designed to yield acceptable margins and returns on invested capital.  In our top-tier markets, a substantial portion of Acxiom’s revenue is generated from highly customized, outsourced solutions in which prices are dictated by the scope, complexity, nature of assets deployed and service levels required for the individual client engagements.  For mid-tier markets, Acxiom offers pre-packaged or standard solutions for which prices are driven by standard rates applied to the volumes and frequencies of client inputs and outputs.  Examples of Acxiom pricing techniques are value based recurring revenue models, transactional models, subscription or license models, and professional services models, among others.

Employees

Acxiom employs approximately 4,320 employees (associates) worldwide.  No U.S. associates are represented by a labor union or are the subject of a collective bargaining agreement.  To the best of management’s knowledge, approximately 15 associates are elected members of work councils or trade unions representing Acxiom associates in the European Union. Acxiom has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

Acxiom’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 47, joined the Company in 2011 as its Chief Executive Officer and President.  He currently serves on and chairs the Executive Committee of the Company’s board of directors.  Prior to joining Acxiom, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010.  In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications.  In 2010 he co-founded and served as interim CEO and president of King of the Web, Inc., a portfolio of online game shows.  Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A|Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook).  Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc.  He serves as a director of Blue Nile, Inc. (NASDAQ: NILE), a leading online retailer of diamonds and fine jewelry, and the Center for Medical Weight Loss.  He is also on the board of the Internet Advertising Bureau (IAB).  Mr. Howe served as a director of Geeknet (NASDAQ:  GKNT) from 2007–2010 and is a former director of Turn, Inc., a digital advertising company.   He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Warren C. Jenson, age 58, is the Company’s Chief Financial Officer & Executive Vice President.  He also serves as President of Acxiom International.  He joined Acxiom in 2012 and is responsible for all aspects of Acxiom’s financial management and the Company’s business operations outside the United States.  Prior to joining Acxiom, he served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations.  From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company.  He has more than 30 years of experience in operational finance and has been CFO of some of the most important success stories of the last two decades including Amazon.com, NBC and Electronic Arts.  In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010.  He also has significant experience in mergers, acquisitions and in the development and formulation of strategic partnerships.  His board experience includes Digital Globe (NYSE: DGI), Tapjoy, Intematix, California State Summer School of the Arts, and Marshall School of Business at the University of Southern California.  Mr. Jenson received both an undergraduate degree in Accounting and a Master of Accountancy from Brigham Young University.

Jerry C. Jones, age 59, is the Company’s Chief Ethics and Legal Officer, Executive Vice President & Assistant Secretary.  He joined Acxiom in 1999, oversees legal and privacy matters and assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves as chair of the Audit Committee and is a member of the Nominating and Governance Committee.  He also serves on the board of directors of Heifer International and on the University of Arkansas at Little Rock Board of Visitors, and is a co-founder of uhire U.S.  He is a Special Advisor to the Club de Madrid, an organization comprised of 93 former Presidents and Prime Ministers of 62 democratic countries.  He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009 and is former chairman of the board of the Arkansas Virtual Academy.  Mr. Jones holds a juris doctorate degree and a bachelor’s degree in public administration from the University of Arkansas.

Richard E. Erwin, age 48, joined Acxiom in 2015 as President and General Manager of Acxiom’s Audience Solutions Division and is responsible for the strategy, growth and profitability of Acxiom’s industry-leading data products and services.  With over two decades in the traditional and digital marketing industries, he is a leading voice in the field of data-driven marketing and an outspoken advocate for its value in the global economy.  Prior to joining Acxiom, Mr. Erwin spent 10 years as President of the Consumer Insights and Targeting Division of Experian Marketing Services.  During his tenure, he led the turnaround and growth of seven legacy data and analytics businesses and established the company as a force in the digital marketing services industry.  Prior to Experian, he held numerous senior management roles in his 12-year career at RR Donnelley in that company’s Marketing Services Division.  He is a director of the Direct Marketing Association (DMA) and previously served as the DMA’s vice chairman and treasurer.  He also serves as a director for Chicago Youth Centers, Shedd Aquarium and RevSpring, Inc.  Mr. Erwin received a master’s degree in business administration from Northwestern University (Kellogg) and a bachelor’s degree in marketing from Michigan State University.

S. Travis May, age 27, is President and General Manager of Acxiom's Connectivity division. He is responsible for all aspects of the Connectivity line of business, which includes the LiveRamp Connect product suite. He joined Acxiom in 2014 through its acquisition of LiveRamp, Inc. and initially served as Senior Vice President of Products, overseeing all product management for Acxiom. Prior to joining Acxiom, Mr. May was Vice President at LiveRamp, where he led product, partnerships, and business operations from the company's early ideational stages through its acquisition. Prior to LiveRamp, Mr. May was co-founder and CEO of Campus Venture Network, Inc., a software-as-a-service platform for business plan competitions acquired by the Ewing M. Kauffman Foundation in 2009. He graduated with Phi Beta Kappa and magna cum laude honors with degrees in economics and mathematics from Harvard College.

Jennifer B. Compton, age 42, is the Company’s Senior Vice President – Human Resources.  Ms. Compton leads strategic planning and execution in all areas of human resources, including organizational development and effectiveness, talent acquisition, talent management and employee relations.  She joined Acxiom in 2000 as a corporate attorney for employment matters, having most recently served as Vice President of Human Resources and Director of Employment Compliance until her promotion to Senior Vice President – Human Resources in November 2012.  Before joining Acxiom, she was counsel for Fairfield Communities, Inc. in Little Rock, Arkansas, where she was responsible for regulatory and employment compliance.  Ms. Compton graduated summa cum laude with a bachelor’s degree in psychology from the University of Arkansas and with high honors from the University of Arkansas School of Law.  She is a licensed attorney in the state of Arkansas.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of future operations.

If the Company’s leadership is unsuccessful in implementing our business strategy or if our new investments and business initiatives are not successful, the Company’s financial condition could be adversely affected.

Since 2011, we have experienced significant changes in our executive leadership, including the appointment of Chief Executive Officer Scott Howe, Chief Financial Officer Warren Jenson, Chief Innovation and Technology Officer Phil Mui, Divisional President Richard Erwin, Divisional President Travis May, and former Chief Revenue Officer Nada Stirratt, who resigned from the Company effective March 31, 2015.  Under the Company’s executive leadership, we launched an aggressive growth strategy that includes, among other things, accelerated investment in product development, which began in fiscal 2013 and continued in fiscal 2015.  See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.   These investments in product development, however, may not lead to increased revenue and profitability as we may not be successful in deploying our new products and services.   If the Company is not successful in creating value from these investments, the investments and lack of new product sales could have a negative impact on the Company’s operating results and financial condition.

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

Each of our business segments faces significant competition in all of its offerings and within each of its markets.  See “Item 1. Business - Competition” in this Form 10-K.   Our competitors for Marketing and Data Services include database marketing services providers, DMPs (Data Management Platforms), data companies and data distributors, some of whom may have significantly greater financial, technical, marketing or other resources allocated to serving customers.  Other types of companies such as technology consultants, business process outsourcers, analytics consultants and management consultants participate to a lesser extent in portions of our market space.  Additionally, we compete with the in-house IT departments of some of our existing and prospective clients that have developed or are developing the in-house capacity to perform the services we provide.  Our competitors for IT Infrastructure management include managed IT and full-service cloud providers.  Maintaining technological competitiveness in our data products, processing functionality, software systems and services, continually improving our current processes, and developing and introducing new products and services are necessary to maintain our competitive position.  If we fail to do so, we could lose clients to current or future competitors, which could result in decreased revenues, net income and earnings per share.

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

Additionally, in recent years we have experienced significant changes in our executive leadership, with turnover continuing in recent months with the resignation of the Company’s Chief Revenue Officer effective March 31, 2015, followed by the addition of two Divisional Presidents, Richard Erwin and Travis May, and the transition of Chief Innovation and Technology Officer Phil Mui’s previous job role as overall manager of the Company’s products and engineering functions to his current role, in which he is focused upon the development of specific innovation projects. Continuing or unexpected turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

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

Our ten largest clients represented approximately 38% of our revenue in fiscal year 2015, but no single client accounted for more than 10% of the revenues of the Company as a whole.  The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results.

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

We have also divested assets in the past and may do so again in the future.  As with acquisitions, divestitures involve significant risks and uncertainties, such as:

•	disruption of our ongoing business;
•	reductions of our revenues or earnings per share;
•	unanticipated liabilities, legal risks and costs;
•	the potential loss of key personnel;
•	distraction of management from our ongoing business; and
•	impairment of relationships with employees and clients as a result of migrating a business to new owners.

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

Goodwill is a significant portion of our total assets. Goodwill accounted for approximately 43% of the total assets on our balance sheet as of March 31, 2015. We may not realize the full carrying value of our goodwill. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write off the impaired portion of goodwill, resulting in a charge to our earnings. An impairment of a significant portion of goodwill could have a material adverse effect on our operating results and financial condition.

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

During the last fiscal year, we received approximately 9% of our revenues from business outside the United States.  The cost of executing our business plan in non-U.S. locations is increasingly expensive.  In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost.  In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective clients.  Upon entering these markets, we have to educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets.  Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries.  As a result of such loan or investment, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments.  We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

For over 45 years Acxiom has been a thought leader and innovator in solving large-scale data problems and improving marketing results through high-performance, highly scalable, highly secured and privacy-compliant marketing solutions, with a track record of building strong technology and being an innovator in the marketing services space.  Our brand and reputation earned over these years are key assets of the Company.  Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of data quality, our ability to deliver consumer insights, our enterprise data management and analytical capabilities, the competence of our current associate team, and our ability to meet contractual service level requirements in a timely manner.  Negative perceptions or publicity regarding these matters could damage our reputation with prospective clients and the public generally. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Any damage to our brand or reputation could have a material adverse effect on our business and operating results.

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

Postal rate increases are expected to continue.  As postal costs continue to rise, we expect to see increased pressure on direct mailers to leverage digital and other forms of online communication and to mail fewer pieces.  The concerns of direct mailers are further exacerbated by the on-going financial struggles of the United States Postal Service (“USPS”).  In recent years, the USPS has incurred significant financial losses and may, as a result, implement significant changes to the breadth or frequency of its mail delivery.  In 2011, the USPS announced its plan to cut billions of dollars in operating costs by 2015 in hopes of returning to profitability.   The proposed cuts have included, among other

things, consolidation of the USPS’ mail processing network and changes to the USPS’ service standards for market-dominant mail products.  The USPS has announced plans to close 82 distribution centers in 2015.  These ongoing changes are expected to increase mail processing time and slow delivery frequency, which in turn may decrease marketers and the general public’s willingness to continue to use traditional mail, which may negatively impact our direct mail clients and thus the Company’s revenue derived from our traditional direct marketing business.  Additionally, those in the traditional direct mail business, as well as the USPS, are under growing pressure to reduce their impact on the environment.  It is uncertain at this time what either marketers or the USPS will do to lessen their impact.  From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer’s perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces, which may negatively impact the Company’s revenue derived from our traditional direct marketing business.

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

Location	Held	Use	Business Segment
United States:
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	Marketing and Data Services, IT Infrastructure Management
Little Rock, Arkansas	Two buildings held in fee	Office space; data center	Marketing and Data Services, IT Infrastructure Management
Redwood City, California	Lease	Office space	Marketing and Data Services
San Francisco, California Downers Grove, Illinois	Lease Lease	Office space Data center; office space	Marketing and Data Services Marketing and Data Services, IT Infrastructure Management
New York, New York	Lease	Office space	Marketing and Data Services, IT Infrastructure Management
Nashville, Tennessee Austin, Texas	Lease Lease	Office space Office space	Marketing and Data Services Marketing and Data Services

Location	Held	Use	Business Segment
Europe:
London, England	Lease	Office space	Marketing and Data Services
Normanton, England	Lease	Data center; office space	Marketing and Data Services
Paris, France	Lease	Data center; office space	Marketing and Data Services
Frankfurt, Germany	Lease	Office space	Marketing and Data Services
Munich, Germany	Lease	Office space	Marketing and Data Services
Gdansk, Poland	Lease	Office space	Marketing and Data Services
Warsaw, Poland	Lease	Office space	Marketing and Data Services
Australia:
Sydney, Australia	Lease	Office space	Marketing and Data Services
China:
Shanghai, China	Lease	Office space	Marketing and Data Services
Nantong, China	Lease	Data center; office space	Marketing and Data Services
South America:
Sao Paulo, Brazil	Lease	Office space	Marketing and Data Services

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

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc. (now known as Acxiom Identity Solutions, LLC, a Colorado limited liability company), a subsidiary of the Company.  The action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward, were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The parties have reached a settlement agreement and the Company has accrued $3.7 million as its estimate of its probable loss associated with this matter.  On April 21, 2015, the Court preliminarily approved the class action settlement.  A hearing on whether to grant final approval of the settlement is tentatively scheduled for July 29, 2015.  The Company believes the chances of additional loss are remote.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on the NASDAQ Global Select Market under the symbol “ACXM.”  The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by NASDAQ for each quarter in fiscal 2015 and 2014.

Fiscal 2015	High	Low
Fourth Quarter	$20.53	$17.72
Third Quarter	21.25	16.04
Second Quarter	22.32	16.53
First Quarter	35.74	20.30

Fiscal 2014	High	Low
Fourth Quarter	$39.30	$32.01
Third Quarter	38.71	28.29
Second Quarter	29.26	22.89
First Quarter	22.99	18.41

Holders

As of May 22, 2015 the approximate number of record holders of the Company’s common stock was 2,155.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below compares Acxiom Corporation's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2010 to March 31, 2015.

	3/10	3/11	3/12	3/13	3/14	3/15

Acxiom Corporation	100.00	79.98	81.82	113.70	191.70	103.05
NASDAQ Composite	100.00	116.88	132.91	143.55	188.17	219.78
NASDAQ Computer & Data Processing	100.00	110.50	125.59	129.15	181.52	202.84

The performance graph and the related chart and text, are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.   Selected Financial Data

For information pertaining to selected financial data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto and incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement at pages F-3 – F-20, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest rate swap agreement to mitigate the interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both March 31, 2015 and 2014, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

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

Item 8.   Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pp. F-24 – F-62, which is attached hereto and incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s report on Acxiom’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended), and the related report of Acxiom’s independent public accounting firm, are included in the Financial Supplement on pages F-21 and F-23, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The Acxiom Board of Directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on Acxiom’s website at www.acxiom.com under the “About – Codes of Ethics” section of the site.  The remaining information required by this item appears under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2015 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading “Executive Compensation” in Acxiom's 2015 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2015 (March 31, 2015):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	4,671,9401	$15.17	3,219,299
Equity compensation plans not approved by shareholders	221,1062	13.74	47,500
Total	4,893,046	$15.11	3,266,799

1
This figure represents stock options issued under shareholder-approved stock option plans, of which 1,001 options were assumed in connection with our acquisition of Digital Impact, Inc. in 2006 and 1,055,710 options were assumed in connection with our acquisition of LiveRamp in fiscal 2015.

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

The remaining information required by this item appears under the heading “Stock Ownership” in Acxiom's 2015 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings “Related-Party Transactions” and “Corporate Governance - Board and Committee Matters” in Acxiom's 2015 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2015 Proxy Statement, which information is incorporated herein by reference.

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
Page
Reports of Independent Registered Public Accounting Firm	F-22 - F-23

Consolidated Balance Sheets as of March 31, 2015 and 2014	F-24

Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013	F-25

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2015, 2014, and 2013	F-26

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013	F-27

Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013	F-28 - F-29

Notes to the Consolidated Financial Statements	F-30 - F-62

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits.

The following exhibits are filed with this report or are incorporated by reference to previously filed material:

Exhibit No.

2.1
Merger Agreement, dated May 12, 2014, by and among Acxiom Corporation, Big Sky Sub Acquisition, Inc., LiveRamp, Inc., and The Brenner Group (previously filed on May 14, 2014, as Exhibit 2.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

2.2
Contribution and Stock Purchase Agreement, dated as of May 19, 2015, by and among Aspen Holdco, Inc., Acxiom Corporation, Acxiom IT Outsourcing, Inc., Acxiom Limited, Aspen Hivedown Limited, Acxiom Global Service Center Polska sp. z.o.o., Acxiom Polska sp. z.o.o. w likwidacji, and Acxiom ITO Polska sp. z.o.o. (previously filed on May 20, 2015, as Exhibit 2.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3(i) to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Commission File No. 0-13163, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed on August 20, 2012, as Exhibit 3(a) to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1
2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Appendix B to Acxiom Corporation’s Proxy Statement dated June 24, 2005, Commission File No. 0-13163, and incorporated herein by reference)

10.2	First Amendment to the 2005 Stock Purchase Plan of Acxiom Corporation

10.3
Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10.4
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

10.6	Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation

10.7	Amended and Restated 2010 Executive Officer Severance Policy

10.8	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.9	Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.10	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.11
2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.12
Form of Performance Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.3 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.13
Form of Stock Option Grant Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.4 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.14
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.5 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.15
General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit 10(m) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10. 16
Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as Exhibit 10 (j) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.17
Fifth Amended and Restated Credit Agreement dated as of October 9, 2013, among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on October 15, 2013, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.18
Amendment No. 1 to Fifth Amended and Restated Credit Agreement, effective as of May 19, 2015, by and among Acxiom Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on May 21, 2015, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.19
Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as Owner Trustee under the AC Trust 2001-1 (“Assignor”) and Acxiom Corporation, assigning all of Assignor’s rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor, each relating to the lease of an office building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (previously filed as Exhibit 10 (l) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.20
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of July 26, 2014 (previously filed on May 27, 2014 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.21
Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of March 27, 2015 (previously filed on March 27, 2015 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.22
Employment Offer Letter dated January 30, 2012, between Acxiom Corporation and Nada C. Stirratt (previously filed as Exhibit 10.23 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.23	Separation Agreement between Acxiom Corporation and Nada C. Stirratt effective March 31, 2015

10.24
Employment Offer Letter dated April 19, 2012, between Acxiom Corporation and Philip L. Mui (previously filed as Exhibit 10.24 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.25	Deferred Compensation Plan between Acxiom Corporation and Philip L. Mui dated as of March 31, 2014
(previously filed as Exhibit 10.20 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, and incorporated herein by reference)

10.26
Form of director indemnity agreement (previously filed as Exhibit 10(x) to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File No. 0-13163, and incorporated herein by reference)

10.27
Form of officer and director indemnity agreement (previously filed as Appendix C to Acxiom Corporation’s Proxy Statement dated January 22, 1987, Commission File No. 0-13163, and incorporated herein by reference)

10.28
Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009  (previously filed as Exhibit 10.27 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.29
First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed as Exhibit 10.28 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.30
Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.29 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.31
First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed as Exhibit 10.30 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.32
LiveRamp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 99.1 to Acxiom Corporation’s Registration Statement on Form S-8, Commission File No. 333-197463, and incorporated herein by reference)

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

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2015, 2014 and 2013; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACXIOM CORPORATION

Date: May 27, 2015	By:	/s/Warren C. Jenson
Warren C. Jenson Chief Financial Officer & Executive Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

John L. Battelle*	Director	May 27, 2015
John L. Battelle

Timothy R. Cadogan*	Director	May 27, 2015
Timothy R. Cadogan
William T. Dillard II*	Director	May 27, 2015
William T. Dillard II
Richard P. Fox*	Director	May 27, 2015
Richard P. Fox

Jerry D. Gramaglia*	Director (Non-Executive Chairman of the Board)	May 27, 2015
Jerry D. Gramaglia
Ann Die Hasselmo*	Director	May 27, 2015
Ann Die Hasselmo
William J. Henderson*	Director	May 27, 2015
William J. Henderson
Scott E. Howe*	Director, CEO & President (principal executive officer)	May 27, 2015
Scott E. Howe
Clark M. Kokich*	Director	May 27, 2015
Clark M. Kokich

/s/Warren C. Jenson	Chief Financial Officer & Executive Vice President (principal financial and accounting officer)	May 27, 2015
Warren C. Jenson
*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

ACXIOM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2015

Selected Financial Data	F-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	F-3
Management’s Report on Internal Control Over Financial Reporting	F-21
Reports of Independent Registered Public Accounting Firm	F-22
Annual Financial Statements:
Consolidated Balance Sheets as of March 31, 2015 and 2014	F-24
Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013	F-25
Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2015, 2014 and 2013	F-26
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013	F-27
Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013	F-28
Notes to the Consolidated Financial Statements	F-30

ACXIOM CORPORATION
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Years ended March 31,	2015	2014	2013	2012	2011
Statement of operations data:
Revenue	$1,020,059	$1,062,278	$1,068,158	$1,101,517	$1,083,872
Net earnings (loss) from continuing operations	$(9,147)	$10,992	$55,825	$37,049	$(33,632)
Net earnings (loss) from discontinued operations, net of tax	(1,884)	(2,189)	1,294	34,467	5,190
Net earnings (loss)	$(11,031)	$8,803	$57,119	$71,516	$(28,442)
Net earnings (loss) attributable to Acxiom	$(11,031)	$8,863	$57,607	$77,263	$(23,147)
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.12)	$0.15	$0.75	$0.47	$(0.42)
Net earnings (loss) from discontinued operations	(0.02)	(0.03)	0.02	0.43	0.06
Net earnings (loss)	$(0.14)	$0.12	$0.76	$0.90	$(0.36)
Net earnings (loss) attributable to Acxiom	$(0.14)	$0.12	$0.77	$0.97	$(0.29)
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.12)	$0.14	$0.73	$0.46	$(0.42)
Net earnings (loss) from discontinued operations	(0.02)	(0.03)	0.02	0.43	0.06
Net earnings (loss)	$(0.14)	$0.11	$0.75	$0.89	$(0.36)
Net earnings (loss) attributable to Acxiom	$(0.14)	$0.12	$0.75	$0.96	$(0.29)

Acxiom has paid no cash dividends for any of the periods reported.

As of March 31,	2015	2014	2013	2012	2011
Balance sheet data:
Current assets	$414,054	$665,525	$461,096	$472,005	$480,276
Current liabilities	$248,015	$249,469	$224,576	$256,401	$229,494
Total assets	$1,322,424	$1,323,301	$1,187,706	$1,232,777	$1,306,625
Long-term debt, excluding current installments	$254,539	$289,043	$237,400	$251,886	$394,260
Total equity	$703,257	$682,857	$619,368	$611,855	$591,033

The selected financial data for the periods reported above has been derived from the consolidated financial statements and, unless otherwise indicated, reflect the Company’s continuing operations.  Refer to Note 4 – Discontinued Operations for additional information regarding discontinued operations.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes contained in this report.  Previously reported amounts have been reclassified to conform to the presentation in the current year.  The historical results are not necessarily indicative of results to be expected in any future period.

Some earnings (loss) per share amounts may not add due to rounding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation (“we”, “us”, “our”, “Acxiom”, or “the Company”) is an enterprise data, analytics and software-as-a-service company. For over 45 years, Acxiom has been an innovator in harnessing the powerful potential of data to strengthen connections between people, businesses and their partners. We focus on creating better connections that enable better living for people and better results for the businesses who serve them.

Founded in 1969, Acxiom serves a global client base from locations in the United States, Europe, South America and the Asia-Pacific region.

During fiscal 2015, the Company completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  The business qualified for treatment as discontinued operations during fiscal 2015.  Accordingly, the results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch, for all periods reported, have been classified as discontinued operations in the consolidated financial statements.  Unless otherwise indicated, we refer to captions such as revenues, earnings, and earnings per share from continuing operations attributable to the Company simply as “revenues”, “earnings”, and “earnings per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

During fiscal 2015, the Company acquired all of the outstanding shares of LiveRamp, Inc. (“LiveRamp”), a leading service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the consolidated financial statements from the date of acquisition.  LiveRamp is included in the Marketing and Data Services segment.  Under the terms of the merger agreement, the Company paid $265.7 million, net of cash acquired, in cash for all outstanding LiveRamp shares.  The purchase price for the acquisition also included certain replacement stock options issued to LiveRamp employees resulting in an acquisition date total fair value of consideration transferred for LiveRamp of approximately $272.7 million.

During fiscal 2011, the Company completed the acquisition of a 70% interest in GoDigital Tecnologia E Participacoes, Ltda. (“GoDigital”), a Brazilian marketing services business.  The interest that was not Acxiom-owned was reflected as noncontrolling interest in the Company’s consolidated financial statements.  During fiscal 2014, the Company acquired the balance of the outstanding equity interests it did not already own in GoDigital.  As a result, GoDigital is now wholly owned by the Company.

Prior to fiscal 2015, the Company’s business segments consisted of Marketing and Data Services, IT Infrastructure Management, and Other Services.  The Other Services segment consisted solely of 2Touch.  As a result of the 2Touch disposal in the fiscal 2015, the 2Touch business unit is excluded from segment results and segregated as discontinued operations.  The Marketing and Data Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System and LiveRamp on-boarding services), E-mail Fulfillment Services and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.  The results of all prior periods reported are adjusted to reflect segment reporting on a consistent basis.  The segment results do not include any inter-company transactions.  Additionally, items reported as impairment expense or gains, losses, and other items, net on the consolidated statement of operations as well as certain business separation and transformation expenses reported in selling, general and administrative costs are excluded from segment results.

A summary of the most recently completed fiscal year is presented below.

•	Revenue was $1.020 billion, a 4.0% decrease from $1.062 billion in fiscal 2014.

•	Total operating costs and expenses were $1,021 million compared to $1,012 million in fiscal 2014.

•
Total operating costs and expenses in fiscal 2015 include $23.8 million of restructuring plan charges and adjustments recorded in gains, losses and other items, net, stock-based compensation expense of $28.9 million recorded in both cost of revenue and selling, general and administrative expenses, intangible asset amortization expense of $11.4 million recorded in cost of revenue, and business separation and transformation expenses of $36.5 million recorded in selling, general and administrative expenses.  Fiscal 2014 also included similar charges.

•	Diluted loss per share from continuing operations was $0.12 compared to diluted earnings per share of $0.14 in fiscal 2014.

•	Operating cash flow was $104.8 million compared to $163.2 million in fiscal 2014.

•	The Company acquired $9.9 million of its stock as part of a stock repurchase program.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal year ended March 31, 2015.  However, this summary is not intended to be a full discussion of the Company’s 2015 fiscal year.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2015 is presented below (dollars in millions, except per share amounts):
	2015	2014	2013	% Change 2015-2014	% Change 2014-2013
Revenues	$1,020.1	$1,062.3	$1,068.2	(4)%	(1)%
Total operating costs and expenses	1,020.7	1,011.8	967.2	1	5
Income (loss) from operations	$(0.6)	$50.5	$101.0	(101)%	(50)%
Diluted earnings (loss) per share attributable to Acxiom stockholders	$(0.12)	$0.14	$0.73	(185)%	(81)%

Revenues
The following table presents the Company’s revenue for each of the years in the three-year period ended March 31, 2015 (dollars in millions):
	2015	2014	2013	% Change 2015-2014	% Change 2014-2013
Revenues
Marketing and Data Services	$804.9	$805.2	$792.7	-	2%
IT Infrastructure Management	215.2	257.1	275.5	(16)%	(7)
Total revenues	$1,020.1	$1,062.3	$1,068.2	(4)%	(1)%

Total revenue was $1,020.1 million in fiscal 2015, a $42.2 million decrease from fiscal 2014.  The revenue decrease resulted primarily from a $41.9 million decrease in the IT Infrastructure Management segment.

Total revenue was $1,062.3 million in fiscal 2014, a $5.9 million decrease from fiscal 2013.  Revenue in fiscal 2014 was impacted by a decrease in the IT Infrastructure Management segment of $18.4 million, partially offset by a $12.5 million increase in the Marketing and Data Services segment.

Marketing and Data Services (MDS) revenue remained flat in fiscal 2015 at $804.9 million.  On a geographic basis, International MDS revenue decreased $16.6 million, or 14.7%, and U.S. MDS revenue increased $16.3 million, or 2.4%.  The LiveRamp acquisition contributed $27.0 million to U.S. MDS revenue in fiscal 2015.  International revenue decreases were primarily in Europe (down $13.3 million), resulting from our recent restructuring and exit from the transactional data business, and in Australia (down $4.5 million), resulting from lower project revenue and new business.  In the U.S., decreases from volume reductions and lost business in the Information Intensive (down $7.1 million), Automotive (down $1.5 million), Media and Publishing (down $6.3 million), Communications (down $5.7 million), Financial Services (down $6.9 million) and Retail (down $5.3 million) industries were offset by increases in Technology (up $5.3 million) and Partner/Resellers (up $17.9 million) industries from new business and volume increases, as well as the LiveRamp acquisition ($27.0 million).

By lines of business, revenue increases in Marketing Management Services (up $25.4 million, or 7.1%) and E-mail and Agency Services (up $4.5 million, or 6.3%) were offset by revenue decreases in Consumer Insights Solutions (down $22.2 million or 10.3%) and CDI (down $6.5 million or 5.7%).  Consumer Insight Solutions was impacted by the restructuring in Europe and CDI was impacted by lower volumes in the U.S. Marketing Management revenue increases resulted from increasing gross media royalties and the LiveRamp acquisition.

MDS revenue increased $12.5 million, or 1.6%, to $805.2 million in fiscal 2014.  On a geographic basis, International MDS revenue decreased $1.2 million, or 1.1%, and U.S. MDS revenue increased $13.7 million, or 2.0%.  International MDS revenue decreased $2.4 million in Europe and Australia primarily due to decreased revenue volumes from existing customers and lost business, partially offset by revenue increases in China.  The increase in U.S. MDS revenue primarily resulted from increases in business activity in the Financial Services (up $6.4 million), Retail (up $8.3 million), and Technology (up $5.8 million) industries, partially offset by volume and project revenue decreases in the Information Management and Automotive industries.

By lines of business, MDS revenue increases in fiscal 2014 in Marketing Management Services (up $25.6 million, or 7.6%) and Consulting (up $0.7 million, or 1.6%) were partially offset by decreases in CDI (down $8.3 million, or 6.8%) and E-mail Fulfillment and Agency Services (down $5.0 million, or 6.6%).  The CDI revenue decrease primarily resulted from lower project revenue in the U.S., Brazil, and Australia.  The E-mail Fulfillment and Agency Services revenue decrease primarily resulted from lost business.  The increase in Marketing Management resulted primarily from revenue increases from existing customers and new business that was closed in fiscal 2013.  Marketing Management also benefitted from hardware sales and contract termination fees of approximately $7.5 million.

IT Infrastructure Management (IM) revenue decreased $41.9 million, or 16.3%, to $215.2 million in fiscal 2015.  The decrease primarily resulted from the $55.1 million revenue impact of contract losses during fiscal 2014.  The decrease was partially offset by higher project revenue from existing customers and new business.

IM revenue decreased $18.4 million, or 6.7%, to $257.1 million in fiscal 2014.  The IM revenue decrease primarily resulted from decreases in project revenue from existing customers and contract losses.  The decrease was partially offset by $6.0 million of contract termination fees.

During fiscal 2014, the Company received notices of termination from five existing customers in the IM segment.  The Company recorded revenue of  approximately $12 million and $69 million, including termination fees, in fiscal years 2015 and 2014, respectively from these customers as their services wound down.

Operating Costs and Expenses
The following table presents the Company’s operating costs and expenses for each of the years in the three-year period ended March 31, 2015 (dollars in millions):
	2015	2014	2013	% Change 2015-2014	% Change 2014-2013
Cost of revenue	$807.5	$795.5	$811.4	2%	(2)%
Selling, general and administrative	188.6	169.4	154.0	11	10
Impairment of goodwill and other assets	-	25.0	-	(100)	100
Gains, losses and other items, net	24.6	21.9	1.8	12	1,152
Total operating costs and expenses	$1,020.7	$1,011.8	$967.2	1%	5%

Cost of revenue increased 1.5%, or $12.0 million, to $807.5 million in fiscal 2015.  The primary reasons for the increase were accelerated software amortization of $4.3 million in fiscal 2015 related to the integration of LiveRamp and the Audience Operating System, acquired intangible asset amortization of $11.4 million in fiscal 2015 compared to $0.3 million in fiscal 2014, and an increase in non-cash share-based compensation expense of $14.0 million, both of which increased as a result of the LiveRamp acquisition.  All other cost of revenue decreased approximately $12.7 million.  Gross margins decreased from 25.1% to 20.8%.  U.S. gross margins decreased from 25.4% to 21.1%, and International gross margins decreased from 22.6% to 18.2%.  U.S. margins were impacted by declining IM margins as a result of contract terminations.  International margins were impacted by declines in Australia and Brazil.

Cost of revenue decreased 2.0%, or $15.9 million, to $795.5 million in fiscal 2014.  Gross margins increased from 24.0% in fiscal 2013 to 25.1% in fiscal 2014.  Gross margins were impacted by the positive impact of IM termination fee revenue.  U.S. gross margins increased from 24.5% to 25.4% and International gross margins increased from 20.4% to 22.6%.  U.S. MDS gross margins decreased approximately 160 basis points from the impact of increased data and engineering investment spending that was partially offset by improved efficiencies.

Selling, general and administrative (SGA) expense was $188.6 million for the year ended March 31, 2015 representing a $19.2 million, or 11.3%, increase over the prior fiscal year.  Fiscal 2015 included $36.5 million of expenses related to the separation of the MDS and IM businesses and business transformation costs compared to $14.0 million of similar costs in fiscal 2014.  In addition, the non-cash share-based compensation expense component of SGA increased $5.8 million.  These increases were partially offset by lower sales and marketing expenses from cost reduction efforts and decreased incentive compensation expense.

SGA expense  was $169.4 million for the year ended March 31, 2014 representing a $15.4 million, or 10.0%, increase over the prior year.  Fiscal 2014 included $14.0 million of expenses related to separating the MDS and IM businesses.  The remaining increase primarily results from higher facility costs and other consulting expenses.

The Company continues to execute its plans to create operating independence between its operating segments and to transform the way business is conducted in the future.  As the Company executes these plans, it is likely to continue to incur incremental outside consulting and other third-party expenses.

Impairment of goodwill and other assets was $25.0 million for the year ended March 31, 2014.  During the quarter ended March 31, 2014, triggering events occurred which required the Company to test the recoverability of the goodwill associated with its European Marketing and Data Services reporting unit.  The triggering event was the initiation of a restructuring of the European Marketing and Data Services unit. In addition to testing goodwill, the Company also tested certain other long-lived assets in those units for impairment.  The results of the two-step test indicated complete impairment of the goodwill as well as impairment for certain other long-lived assets.  The amount of impairment for the European Marketing and Data Services unit was $25.0 million, of which $20.3 million was goodwill and $4.6 million related to data assets.

Gains, losses and other items, net for each of the years presented are as follows (dollars in thousands):

	2015	2014	2013
Restructuring plan charges and adjustments	$23,794	$17,712	$2,635
Legal contingencies	-	4,202	-
LiveRamp acquisition-related costs	820	-	-
Other	19	-	(884)
	$24,633	$21,914	$1,751

Gains, losses and other items, net was $24.6 million in fiscal 2015.  The Company recorded a total of $23.8 million in restructuring charges and adjustments which included $13.8 million of severance and other charges related to the termination of associates in the United States, Australia, China, and Europe, lease accruals of $8.1 million and the write-off of leasehold improvements of $2.0 million.  The Company also recorded LiveRamp transaction costs of $0.8 million.

Gains, losses and other items, net was $21.9 million in fiscal 2014.  The Company recorded a total of $17.7 million in restructuring charges and adjustments which included $13.9 million of severance and other charges related to the termination of associates in the United States, Australia, China, and Europe and lease accruals of $3.8 million. The Company also recorded loss contingency accruals and charges of $4.2 million.

Gains, losses and other items, net was $1.8 million in fiscal 2013.  The Company recorded a total of $2.6 million in restructuring charges and adjustments which included severance and other associate-related costs of $2.6 million and lease accruals of $0.1 million.

The following table summarizes the balances that were accrued for restructuring plans discussed above, as well as the changes in those balances during the years ended March 31, 2013, 2014 and 2015 (dollars in thousands):

	Reserves included in other accrued expenses and other liabilities:
	Associate-related reserves	Lease accruals	Total
March 31, 2012	$9,597	$11,049	$20,646
Restructuring charges and adjustments	2,577	58	2,635
Payments	(8,485)	(2,086)	(10,571)
March 31, 2013	$3,689	$9,021	$12,710
Restructuring charges and adjustments	13,916	3,796	17,712
Payments	(11,063)	(2,600)	(13,663)
March 31, 2014	$6,542	$10,217	$16,759
Restructuring charges and adjustments	13,757	8,061	21,818
Payments	(13,088)	(4,628)	(17,716)
March 31, 2015	$7,211	$13,650	$20,861

Operating Profit and Profit Margins
The following table presents the Company’s income (loss) from operations and operating profit margin by segment for each of the years in the three-year period ended March 31, 2015 (dollars in thousands):

	2015	2014	2013
Operating profit and profit margin:
Marketing and Data Services	$46,728	$78,500	$73,696
	5.8%	9.7%	9.3%

IT Infrastructure Management	$18,105	$32,847	$29,330
	8.4%	12.8%	10.6%

Corporate	$(65,437)	$(60,874)	$(2,010)

Total income (loss) from operations	$(604)	$50,473	$101,016
Total operating profit margin	(0.1)%	4.8%	9.5%

MDS income from operations was $46.7 million, a 5.8% margin, in fiscal 2015 compared to $78.5 million, a 9.7% margin, in fiscal 2014.  The primary reason for the decrease was an increase in acquired intangible asset amortization of $11.4 million compared to $0.3 million in fiscal 2014 and non-cash share-based compensation expense of $26.9 million compared to $10.7 million in fiscal 2014.  Margins in the U.S. decreased from 11.3% to 7.3% for the same reasons.  The remaining U.S. margin decrease primarily resulted from on-going investment initiatives that were partially offset by cost reductions.  International MDS losses were approximately $5.0 million in fiscal 2015 compared to breakeven levels in fiscal 2014.  Performance improvements in China were offset by increasing losses in Europe, Brazil and Australia.

MDS income from operations was $78.5 million, a 9.7% margin, in fiscal 2014 compared to $73.7 million, a 9.3% margin in fiscal 2013.  Margins in the U.S. were approximately 11.3% in both periods.  International operating income improved to breakeven from a loss of $3.4 million in fiscal 2013. International operating improvements primarily resulted from improvements in Brazil, Australia, and China that were partially offset by increased losses in Europe.

IM income from operations was $18.1 million, an 8.4% margin, in fiscal 2015 compared to $32.8 million, a 12.8% margin, in fiscal 2014 and $29.3 million, a 10.6% margin, in fiscal 2013.  Margins in 2015 were impacted by revenue decreases resulting from contract losses in prior years.  IM margins benefited from termination fee revenue in fiscal 2014.

Corporate loss from operations was $65.4 million, $60.9 million, and $2.0 million in fiscal years 2015, 2014, and 2013, respectively.   The losses for each period consist of items reported as impairment of goodwill and other assets, gains, losses and other items, net, business separation and transformation expenses included in selling, general and administrative expense, and accelerated software amortization included in cost of revenue on the consolidated statements of operations.

Other Income (Expense), Income Taxes and Other Items
Interest expense was $10.1 million in fiscal 2015, a decrease of $1.6 million from $11.7 million in fiscal 2014.  The decrease primarily results from lower interest on capital leases and other borrowings.  Interest expense on the Company’s term loan decreased from the prior fiscal year.  As a result of the Company refinancing its debt facility in fiscal 2014, the average term loan balance increased approximately $30 million in fiscal 2015 compared to fiscal 2014 and the average interest rate decreased approximately 90 basis points.

Interest expense was $11.7 million in fiscal 2014, a decrease of $1.0 million from $12.7 million in fiscal 2013.  The decrease primarily results from lower interest on capital leases and other borrowings.  Interest expense on the Company’s term loan remained flat compared to the prior fiscal year.  During fiscal 2014, the Company refinanced its debt facility and as a result, the average term loan balance increased approximately $34 million in fiscal 2014 compared to fiscal 2013 and the average interest rate decreased approximately 60 basis points.

Other expense was $1.3 million in fiscal 2015 compared to other income of $1.8 million in fiscal 2014 and $0.2 million in fiscal 2013.  Other, net primarily consists of foreign currency transaction gains and losses, and interest and investment income.  In addition, during fiscal 2014, the Company recorded a $2.6 million gain from its investment in a real estate joint venture and $0.7 million in accelerated deferred debt costs as a result of refinancing its term loan agreement.

The fiscal 2015 effective tax rate was 23.6%.  Fiscal 2015 included a net $3.1 million income tax benefit principally related to new state research and development tax credits which were partially offset by other state deferred tax activity.  In addition, the Company recorded a $2.3 million tax expense impact resulting from non-deductible incentive stock options issued in connection with the LiveRamp acquisition.

The fiscal 2014 effective tax rate was 72.9% compared to 36.9% in fiscal 2013.  Fiscal 2014 income taxes included $7.6 million of expense related to increasing valuation allowances for net operating loss carryforwards and deferred tax assets in France and the UK, offset by a $3.1 million income tax reserve adjustment resulting from expiration of certain statutes of limitations.  The fiscal 2014 effective tax rate was also negatively impacted by the impairment charges for goodwill, which have no tax benefit.

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

Discontinued operations
In fiscal 2015, the Company completed the sale of its U.K. call center operation, 2Touch.  As a result, the 2Touch business qualified for treatment as discontinued operations.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the consolidated financial statements.

Summary results of operations of the 2Touch business unit for the fiscal years ended March 31, 2015, 2014 and 2013 are segregated and included in earnings (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations and are as follows (dollars in thousands):

	2015	2014	2013
Revenues	$8,484	$35,267	$31,201

Earnings (loss) from discontinued operations before income taxes	$4	$(2,189)	$1,703
Loss on sale of discontinued operations before income taxes	(1,888)	-	-
Income taxes	-	-	(409)
Earnings (loss) from discontinued operations, net of tax	$(1,884)	$(2,189)	$1,294

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital decreased $250.1 million to $166.0 million at March 31, 2015 compared to $416.1 million at March 31, 2014.  Total current assets decreased $251.5 million, resulting primarily from a $277.6 million decrease in cash.  In fiscal 2015, the Company paid $265.7 million, net of cash acquired, for all outstanding shares of LiveRamp.  Current liabilities decreased $1.5 million.

The Company’s cash is primarily located in the United States.  Approximately $11.2 million of the total cash balance of $141.0 million, or approximately 7.9%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Cash provided by operating activities was $104.8 million in fiscal 2015 compared to $163.2 million and $147.4 million in fiscal 2014 and 2013, respectively.  The $58.4 million decrease in fiscal 2015 primarily results from lower net earnings related to increased business separation, transformation, and restructuring costs and the impact of unfavorable working capital changes.  The $15.9 million increase in fiscal 2014 primarily resulted from positive changes in working capital, including a $35.8 million decrease in income tax payments, partially offset by lower earnings.

Accounts receivable days sales outstanding was 57 and 54 days at March 31, 2015 and 2014, respectively, and is calculated as follows (dollars in thousands):
	March 31, 2015	March 31, 2014
Numerator – trade accounts receivable, net	$162,639	$160,718
Denominator:
Quarter revenue	257,367	268,562
Number of days in quarter	90	90
Average daily revenue	$2,860	$2,984
Days sales outstanding	57	54

Investing activities used $355.2 million of cash in fiscal 2015, $68.1 million of cash in fiscal 2014, and $66.6 million in fiscal 2013.  Fiscal 2015 investing activities included $1.9 million of data acquisition costs, $18.6 million of software capitalization, $69.0 million of capital expenditures, and $265.7 million net cash paid to acquire LiveRamp.  Fiscal 2014 investing activities included data acquisition costs of $7.7 million, capitalization of software of $24.5 million, and capital expenditures of $39.1 million.  Investing activities also included investment proceeds of $3.8 million related to the Company’s real estate joint venture and $0.5 million net cash paid for an acquisition.    Fiscal 2013 investing activities included $8.6 million of deferred data acquisition costs, $19.9 million of capitalized software costs, and $38.2 million of capital expenditures.

Under the Company’s common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 12, 2015.  The Company repurchased 0.5 million shares of its common stock for $9.9 million in fiscal 2015.  During fiscal 2014, the Company repurchased 2.0 million shares of its common stock for $52.7 million.  During fiscal 2013, the Company repurchased 4.6 million shares of its common stock for $71.7 million.  Through March 31, 2015, the Company has repurchased 12.9 million shares of its stock for $202.4 million, leaving remaining capacity of $47.6 million under the stock repurchase program.  Cash paid for acquisition of treasury stock in the consolidated statement of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.

Financing activities used $28.6 million of cash in fiscal 2015.  Fiscal 2015 financing activities included $5.0 million in proceeds from the sale of common stock and a $4.6 million income tax impact from stock options, warrants, and restricted stock, offset by $28.4 million in payments of debt and $9.9 million to acquire treasury stock, as previously described.

Financing activities provided $98.3 million of cash in fiscal 2014.  In fiscal 2014, the Company refinanced its term loan resulting in proceeds, net of fees, of $80.6 million.  Fiscal 2014 financing activities also included proceeds from the sale of common stock of $80.5 million and the tax impact of stock options, warrants, and restricted stock of $11.3 million offset by payments of debt of $20.9 million (excluding the $215.0 million prepayment of debt under the term loan refinancing) and acquisition of treasury stock as previously described of $52.7 million.

Financing activities used $89.2 million of cash in fiscal 2013.  It included payments of debt of $26.9 million and acquisition of treasury stock of $74.4 million, offset by $12.0 million in proceeds from the sale of common stock.  The $74.4 million cash paid for treasury stock in fiscal 2013 included $2.7 million paid for trades made in fiscal 2012 which settled in fiscal 2013.

Discontinued operations provided $3.0 million, $1.6 million, and $2.4 million of cash in fiscal years 2015, 2014, and 2013, respectively.  The cash provided in fiscal 2015 result primarily from the proceeds of the sale of the 2Touch business.  The cash provided in fiscal years 2014 and 2013 result from earnings and changes in working capital.

In fiscal 2013, the Company incurred debt to finance the acquisition of property and equipment.  The incurrence of this debt appears on the consolidated statements of cash flows under “supplemental cash flow information.”  Acquisitions under capital leases and installment payment arrangements were $2.2 million in fiscal 2013.  Payment of this debt in future periods will be reflected as a financing activity.  The Company has also included details of its debt payments within the “supplemental cash flow” information.

Credit and Debt Facilities
On October 9, 2013, the Company refinanced its prior term loan credit agreement.  On that day, the Company borrowed $300 million of the new term loan and used the proceeds to pay off the prior $215 million term loan balance in its entirety along with $4.4 million in fees related to the new credit agreement.  The remaining proceeds were used for other general corporate purposes.  The amended and restated credit agreement contains customary representations, warranties, affirmative and negative covenants, default, and acceleration provisions.

The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan is payable in quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $161.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At March 31, 2015, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at March 31, 2015 or March 31, 2014.  The weighted-average interest rate on term loan borrowings at March 31, 2015 was 2.3%.  Outstanding letters of credit at March 31, 2015 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2015, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2015 was 0.27%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended March 31, 2015.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of March 31, 2015, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statements of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.2 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the consolidated statements of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and has concluded that no substantial risk of default exists as of March 31, 2015.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At March 31, 2015 the Company’s maximum potential future payments under this guarantee were $1.0 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $2.1 and $2.2 million at March 31, 2015 and 2014.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2015 (dollars in thousands).  The table does not include the future payment of liabilities related to uncertain tax positions of $3.4 million or the future payment against the Company’s non-current interest rate swap liability of $0.2 million, as future payment of these liabilities is uncertain and the Company is not able to predict the periods in which these payments, if any, will be made (dollars in thousands):

	For the years ending March 31
	2016	2017	2018	2019	2020	Thereafter	Total
Term loan	$30,000	$30,000	$37,500	$172,500	$-	$-	$270,000
Capital lease and installment payment obligations	717	777	921	1,085	1,275	2,625	7,400
Other long-term debt	2,168	2,243	2,319	1,584	1,362	348	10,024
Total long-term debt	32,885	33,020	40,740	175,169	2,637	2,973	287,424
Operating lease payments	23,318	21,309	18,969	16,136	14,872	44,175	138,779
Total contractual cash obligations	$56,203	$54,329	$59,709	$191,305	$17,509	$47,148	$426,203

	For the years ending March 31
	2016	2017	2018	2019	2020	Thereafter	Total
Total purchase commitments	$47,941	$28,807	$10,201	$7,609	$6,370	$4,750	$105,678

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates interest payments on debt and capital leases for fiscal 2016 of $11.5 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2015 (dollars in thousands):

Lease guarantee	$1,021
Outstanding letters of credit	2,138
Surety bonds	420

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

To help accelerate the pace of product development, the Company significantly increased the level of product investment in fiscal 2014.  Total engineering investment (research and development expense plus capitalization of software) was $38.9 million in fiscal 2015 compared to $48.1 million in fiscal 2014 and $31.6 million in fiscal 2013.  The Company expects to maintain investment spending, primarily for engineering and product management labor, capitalized software, and new data sources during fiscal 2016.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of this Annual Report.

Acquisitions
On July 1, 2014, the Company acquired all of the outstanding shares of LiveRamp, Inc., a leading service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the consolidated financial statements from the date of acquisition.  LiveRamp is included in the Marketing and Data Services segment.  The acquisition date fair value of the consideration transferred for LiveRamp was approximately $272.7 million which consisted of the following (dollars in thousands):

July 1, 2014
Cash, net of $12.0 million cash acquired	$234,672
Restricted cash held in escrow	31,000
Fair value of stock options issued included in purchase price	6,978
Total fair value of consideration transferred	$272,650

On the acquisition date, the Company delivered $31.0 million of cash to an escrow agent according to the terms of the purchase agreement.  The cash is restricted as to withdrawal or use by the Company and is expected to be delivered to the LiveRamp sellers one year from the acquisition date.  The escrowed cash can be used to reimburse the Company for any indemnification claims against the sellers, as described in the purchase agreement.  The principal escrow amount is owned by the Company until funds are delivered to the LiveRamp sellers.  All interest and earnings on the principal escrow amount remain property of the Company.  The restricted cash is reported as restricted cash held in escrow, with an offsetting liability reported as acquisition escrow payable, on the consolidated balance sheet.

During fiscal 2014, the Company acquired the balance of the outstanding equity interests it did not already own in GoDigital for $0.6 million.  As a result, the subsidiary is now wholly-owned and the Company reduced its $0.4 million carrying value of the noncontrolling interest to zero and adjusted its equity investment by $1.0 million in additional paid-in capital in the consolidated balance sheet.

Discontinued Operation
On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation were subject to a second closing, which occurred in March 2015, resulting in the complete disposal of the operation.  The 2Touch business qualified for treatment as discontinued operations during fiscal 2015.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the consolidated financial statements.

Subsequent Events
On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its IT Infrastructure Management business (ITO) to Charlesbank Capital Partners and M/C Partners.  Under the terms of the agreement, the Company will receive $140 million in cash at closing, and up to $50 million in contingent payments subject to certain performance metrics.  In addition, the Company will receive a 5% retained profits interest in the divested entity, subject to a defined value over which the Company will participate in profits.  The sale is expected to close in the second quarter of fiscal 2016 ending September 30, 2015, following the satisfaction of regulatory requirements and other customary closing conditions.  The Company will report ITO as a component of discontinued operations beginning in the first quarter of fiscal 2016.  The Company expects to report a gain on the sale.

The Company will use proceeds from the sale to pay down debt and to fund expansion of its share repurchase program.  As part of the revised program, the Company’s board of directors has increased its share repurchase program by $50 million.  Under the revised share repurchase program, the Company may now purchase up to $300 million of its common stock through the period ending December 31, 2016.  The Company has previously purchased $202.4 million of stock through the repurchase program, leaving remaining capacity of $97.6 million under the revised stock repurchase program.

The Company has also entered into an agreement to amend its credit agreement.  The effectiveness of the amendments contained in the agreement are conditioned on, among other things, the closing of the ITO disposition.  Once the ITO disposition is completed and the amendment becomes fully effective, certain financial covenants in the credit agreement will be modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company will not be entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the debt covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

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

The Company’s traditional direct marketing operations typically experience their lowest revenue in the first quarter of the fiscal year, with higher revenue in the second, third, and fourth quarters.  In order to minimize the impact of these fluctuations, the Company continues to seek long-term arrangements with more predictable revenues.

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

Revenues from onboarding customer data into digital marketing applications are recognized as the services are delivered over the contract.

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

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March 31, 2015 was $37.3 million compared to $47.6 million at March 31, 2014.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies.  Unbilled amounts included in accounts receivable were $20.9 million and $20.6 million, respectively, at March 31, 2015 and 2014.

Software, Purchased Software Licenses, and Research and Development Costs – Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years, or the amortization that would be recorded by using the ratio of gross revenues for a product to total current and anticipated future gross revenues for that product, whichever is greater.  The Company capitalizes software development costs following accounting standards regarding the costs of computer software to be sold, leased or otherwise marketed or the costs of computer software developed or obtained for internal use.  Although there are differences in the two accounting standards, depending on whether a product is intended for internal use or to be provided to customers, both accounting standards generally require that research and development costs incurred prior to establishing technological feasibility or the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once technological feasibility is established or the application development stage has begun, costs are capitalized until the software is available for general release.  The Company recorded amortization expense related to internally developed computer software of $29.0 million, $9.7 million, and $8.6 million for fiscal 2015, 2014 and 2013, respectively. Of the amount recorded for fiscal 2015, $7.5 million relates to internally developed software acquired as part of the LiveRamp acquisition.  Amortization expense in fiscal 2015 also included $4.3 million of accelerated amortization expense resulting from adjusting the remaining lives of certain capitalized software products which the Company will no longer be using as a result of the LiveRamp acquisition.  Additionally, the Company charged $20.3 million, $23.6 million and $11.7 million of research and development costs to cost of revenue during fiscal 2015, 2014 and 2013, respectively.

Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed ten years.  The Company recorded amortization expense related to purchased software licenses of $6.7 million, $7.1 million and $9.7 million in 2015, 2014 and 2013, respectively.  Some of these licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization.  Factors considered in estimating remaining useful life include, but are not limited to, contract provisions of the underlying licenses, introduction of new mainframe hardware which is compatible with previous generation software, predictions of continuing viability of mainframe architecture, and customers’ continuing commitments to utilize mainframe architecture and the software under contract.

Capitalized software, including both purchased and internally developed, is reviewed when facts and circumstances indicate the carrying amount may not be recoverable and, if necessary, the Company reduces the carrying value of each product to its fair value.

During the quarter ended March 31, 2014, in conjunction with the goodwill impairment testing noted below, the Company also tested other long-lived assets in the affected units for impairment.  As a result of the review, the Company recorded impairment charges of $0.1 million in fiscal 2014 for purchased software licenses related to the Other Services unit.  The Other Services unit is now included in discontinued operations.

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

During the quarter ended March 31, 2014, in conjunction with the goodwill impairment testing noted below, the Company also tested other long-lived assets in the affected units for impairment.  As a result of the review, the Company recorded impairment charges of $4.6 million for data assets related to the European Marketing and Data Services unit and $0.9 million for other assets, primarily property and equipment, related to the Other Services unit.  The Other Services unit is now included in discontinued operations.

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

Goodwill is tested for impairment at the reporting unit level, which is defined as either an operating segment or one step below an operating segment, known as a component.  Acxiom’s segments are the Marketing and Data Services segment and the IT Infrastructure Management segment.  Because the Marketing and Data Services segment contains both U.S. and International components, and there are differences in economic characteristics between the components in the different geographic regions, management tested a total of five components at the beginning of the year.  The goodwill amounts as of April 1, 2014 included in each component tested were:  U.S. Marketing and Data Services, $266.7 million; Australia Marketing and Data Services, $13.3 million; China Marketing and Data Services, $6.0 million; Brazil Marketing and Data Services, $0.9 million; and U.S. Infrastructure management, $71.5 million.

As of April 1, 2014, each of the components had an excess fair value exceeding 35%, except for U.S. IT Infrastructure Management. The fair value of the U.S. Infrastructure management segment has decreased by a significant amount since the prior annual test as a result of client contract terminations. If the U.S. IT Infrastructure Management segment experiences additional client losses in the future, this could lead to a further deterioration in value, which could lead to an impairment in the future.

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended March 31, 2015, a triggering event occurred which required the Company to test the recoverability of the goodwill associated with its Australia Marketing and Data Services reporting unit. The triggering event was a lowering of projections associated with the Australian unit. The results of step one of the test indicated the goodwill was not impaired, although the fair value of the component has decreased significantly compared to the previous annual test.

During the quarter ended March 31, 2014, triggering events occurred which required the Company to test the recoverability of goodwill associated with its European Marketing and Data Services reporting unit and its Other Services reporting unit.  The triggering event was the initiation of a restructuring of the European Marketing and Data Services unit.  The restructuring includes exiting the analog paper survey business in Europe.  The triggering event related to the Other Services reporting unit was a potential exit from that business.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in those units for impairment.  In the case of the Other Services unit, the step one fair value indicated that all of the goodwill and other long-lived assets were impaired.  Therefore there was no need to perform detailed step two calculations in order to conclude that all of the goodwill and other long-lived assets of this unit should be written off.  In the case of the European Marketing and Data Services unit, the Company first tested certain data assets within the unit, and concluded that $4.6 million of these data assets were impaired and should be written off.  Then the Company performed step one of the two-step goodwill test, which indicated the goodwill was impaired.  Step two of the goodwill recoverability test required the Company to perform a hypothetical purchase price allocation, under which the estimated fair value was allocated to the unit’s tangible and intangible assets based on their estimated fair values.  This hypothetical purchase price allocation indicated that all of the unit’s goodwill should be written off.  The amount of impairment for the European Marketing and Data Services unit was $25.0 million, of which $20.3 million was goodwill and $4.6 million related to data assets.  The amount of impairment for the Other Services unit was $3.9 million, of which $3.0 million was goodwill and $0.9 million was other assets, primarily property and equipment.  The Other Services unit is now included in discontinued operations.

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

The total deferred costs at March 31, 2015 are $7.9 million.  If the Company were to determine that any of the deferred costs are unrecoverable, the resulting write-down in carrying value could be up to $7.9 million.

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

New Accounting Pronouncements –

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

In May 2014, the FASB issued an update, Revenue from Contracts with Customers.  This update supersedes all existing revenue recognition guidance under U.S. generally accepted accounting principles, as well as some cost guidance and guidance on certain gains and losses.  The effective date for the update has been deferred until fiscal 2019 for Acxiom, with early application allowed for fiscal 2018.  Application of the new update may either be applied retrospectively to all periods reported, with certain practical expedients allowed, or retrospectively with the cumulative effect of initial application recognized at the date of initial application.  The Company has not yet assessed the impact of implementation of the new guidance, nor determined which implementation method to use.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2015.

The Company acquired LiveRamp, Inc. on July 1, 2014. Management has excluded the operations of LiveRamp from its assessment of internal control over financial reporting as of March 31, 2015. The audited consolidated financial statements of the Company include the results of the acquisition but management’s assessment does not include an assessment of the internal control over financial reporting of the acquired company. The acquired company represents approximately $27.0 million of the Company’s consolidated revenue for the year ended March 31, 2015 and $294.6 million of the Company’s consolidated assets (including $268.4 million of goodwill and acquired intangible assets) as of March 31, 2015.

KPMG LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an attestation report, appearing on the following page, regarding its assessment of the Company’s internal control over financial reporting as of March 31, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acxiom Corporation’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

May 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

We have audited Acxiom Corporation’s (the Company) internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acxiom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of March 31, 2015 the operations of LiveRamp, Inc. that was acquired on July 1, 2014. We have also excluded LiveRamp, Inc. from our audit of internal control over financial reporting. LiveRamp, Inc. represented approximately $27.0 million of the Company’s consolidated revenue as of March 31, 2015 and $294.6 million of the Company’s consolidated assets (including $268.4 million of goodwill and acquired intangible assets) as of March 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2015, and our report dated May 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

May 27, 2015

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND 2014
(Dollars in thousands)
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$141,010	$418,586
Trade accounts receivable, net	162,639	160,718
Deferred income taxes	28,372	12,870
Refundable income taxes	5,239	11,535
Restricted cash held in escrow	31,000	-
Other current assets	45,682	54,484
Assets from discontinued operations	112	7,332
Total current assets	414,054	665,525
Property and equipment, net of accumulated depreciation and amortization	220,590	216,906
Software, net of accumulated amortization of $258,185 in 2015 and $230,161 in 2014	68,962	39,425
Goodwill	568,870	358,384
Purchased software licenses, net of accumulated amortization of $269,507 in 2015 and $263,228 in 2014	13,494	18,584
Other assets, net	36,454	24,477
	$1,322,424	$1,323,301
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$32,885	$28,567
Trade accounts payable	38,951	36,179
Accrued expenses
Payroll	39,026	62,182
Other	67,867	70,412
Acquisition escrow payable	31,000	-
Deferred revenue	37,278	47,638
Income taxes payable	-	241
Liabilities from discontinued operations	1,008	4,250
Total current liabilities	248,015	249,469
Long-term debt	254,539	289,043
Deferred income taxes	103,391	90,226
Other liabilities	13,222	11,706
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 127.9 million and 125.8 million shares at March 31, 2015 and 2014, respectively)	12,794	12,584
Additional paid-in capital	1,034,526	981,985
Retained earnings	591,798	602,829
Accumulated other comprehensive income	9,413	13,662
Treasury stock, at cost (50.1 million and 49.2 million shares at March 31, 2015 and 2014, respectively)	(945,274)	(928,203)
Total equity	703,257	682,857
	$1,322,424	$1,323,301
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2015, 2014 AND 2013
(Dollars in thousands, except per share amounts)

	2015	2014	2013

Revenues	$1,020,059	$1,062,278	$1,068,158
Operating costs and expenses:
Cost of revenue	807,469	795,562	811,401
Selling, general and administrative	188,561	169,376	153,990
Impairment of goodwill and other assets	-	24,953	-
Gains, losses and other items, net	24,633	21,914	1,751
Total operating costs and expenses	1,020,663	1,011,805	967,142
Income (loss) from operations	(604)	50,473	101,016
Other expense:
Interest expense	(10,050)	(11,671)	(12,694)
Other, net	(1,325)	1,817	152
Total other expense	(11,375)	(9,854)	(12,542)
Earnings (loss) from continuing operations before income taxes	(11,979)	40,619	88,474
Income taxes	(2,832)	29,627	32,649
Net earnings (loss) from continuing operations	(9,147)	10,992	55,825
Earnings (loss) from discontinued operations, net of tax	(1,884)	(2,189)	1,294
Net earnings (loss)	(11,031)	8,803	57,119
Less: Net loss attributable to noncontrolling interest	-	(60)	(488)
Net earnings (loss) attributable to Acxiom	$(11,031)	$8,863	$57,607

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.12)	$0.15	$0.75
Net earnings (loss) from discontinued operations	(0.02)	(0.03)	0.02
Net earnings (loss)	$(0.14)	$0.12	$0.76

Net earnings (loss) attributable to Acxiom stockholders	$(0.14)	$0.12	$0.77

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.12)	$0.14	$0.73
Net earnings (loss) from discontinued operations	(0.02)	(0.03)	0.02
Net earnings (loss)	$(0.14)	$0.11	$0.75

Net earnings (loss) attributable to Acxiom stockholders	$(0.14)	$0.12	$0.75

Some earnings (loss) per share amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2015, 2014 AND 2013
(Dollars in thousands)

	2015	2014	2013

Net earnings (loss)	$(11,031)	$8,803	$57,119
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(4,074)	1,511	(2,489)
Unrealized gain (loss) on interest rate swap	(175)	728	311
Other comprehensive income (loss)	(4,249)	2,239	(2,178)
Comprehensive income (loss)	(15,280)	11,042	54,941
Less: Comprehensive loss attributable to noncontrolling interest	-	(60)	(488)
Comprehensive income (loss) attributable to Acxiom stockholders	$(15,280)	$11,102	$55,429

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2015, 2014 AND 2013
 (Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2012	120,027,013	$12,003	$ 860,165	$ 536,359	$13,601	(43,213,027)	$(810,381)	$ 108	$611,855
Employee stock awards, benefit plans and other issuances	845,618	84	12,707	-	-	(58,966)	(834)	-	11,957
Tax impact of stock options, warrants and restricted stock	-	-	357	-	-	-	-	-	357
Non-cash share-based compensation	-	-	12,002	-	-	-	-	-	12,002
Restricted stock units vested	470,285	47	(47)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(4,553,042)	(71,744)	-	(71,744)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	(2,489)	-	-	-	(2,489)
Unrealized gain on interest rate swap	-	-	-	-	311	-	-	-	311
Net earnings (loss)	-	-	-	57,607	-	-	-	(488)	57,119
Balances at March 31, 2013	121,342,916	$12,134	$885,184	$ 593,966	$11,423	(47,825,035)	$(882,959)	$ (380)	$619,368
Employee stock awards, benefit plans and other issuances	4,018,507	402	84,422	-	-	(155,089)	(4,334)	-	80,490
Tax impact of stock options, warrants and restricted stock	-	-	11,295	-	-	-	-	-	11,295
Non-cash share-based compensation	-	-	13,925	-	-	-	-	-	13,925
Restricted stock units vested	482,185	48	(48)	-	-	-	-	-	-
Warrant exercises	-	-	(11,753)	-	-	769,927	11,753	-	-
Acquisition of treasury stock	-	-	-	-	-	(1,993,310)	(52,663)	-	(52,663)
Acquisition of noncontrolling interest	-	-	(1,040)	-	-	-	-	440	(600)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	1,511	-	-	-	1,511
Unrealized gain on interest rate swap	-	-	-	-	728	-	-	-	728
Net earnings (loss)	-	-	-	8,863	-	-	-	(60)	8,803
Balances at March 31, 2014	125,843,608	$12,584	$981,985	$ 602,829	$13,662	(49,203,507)	$(928,203)	$ -	$682,857
Employee stock awards, benefit plans and other issuances	1,028,524	103	12,153	-	-	(370,299)	(7,217)	-	5,039
Tax impact of stock options, warrants and restricted stock	-	-	4,645	-	-	-	-	-	4,645
Non-cash share-based compensation	33,693	4	28,868	-	-	-	14	-	28,886
Restricted stock units vested	1,032,972	103	(103)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(528,918)	(9,868)	-	(9,868)
LiveRamp replacement stock options	-	-	6,978	-	-	-	-	-	6,978
Comprehensive loss:
Foreign currency translation	-	-	-	-	(4,074)	-	-	-	(4,074)
Unrealized gain on interest rate swap	-	-	-	-	(175)	-	-	-	(175)
Net loss	-	-	-	(11,031)	-	-	-	-	(11,031)
Balances at March 31, 2015	127,938,797	$12,794	$1,034,526	$ 591,798	$ 9,413	(50,102,724)	$(945,274)	$ -	$703,257

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2015, 2014 AND 2013
(Dollars in thousands)

	2015	2014	2013

Cash flows from operating activities:
Net earnings (loss)	$(11,031)	$8,803	$57,119
Loss (earnings) from discontinued operations, net of tax	1,884	2,189	(1,294)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	118,834	102,426	115,636
Loss (gain) on disposal or impairment of assets	1,976	(2,576)	25
Loss on early extinguishment of debt	-	664	-
Impairment of goodwill and other assets	-	24,953	-
Deferred income taxes	(9,689)	2,097	(3,510)
Non-cash share-based compensation expense	28,886	13,925	12,002
Changes in operating assets and liabilities:
Accounts receivable, net	(497)	8,272	7,078
Other assets	15,727	(1,260)	(9,121)
Deferred costs	(1,484)	(506)	(1,564)
Accounts payable and other liabilities	(29,142)	288	(10,364)
Deferred revenue	(10,677)	3,966	(18,627)
Net cash provided by operating activities	104,787	163,241	147,380
Cash flows from investing activities:
Capitalized software development costs	(18,587)	(24,517)	(19,879)
Capital expenditures	(69,041)	(39,132)	(38,172)
Receipts from investments	-	3,823	-
Data acquisition costs	(1,871)	(7,745)	(8,570)
Net cash paid in acquisitions	(265,672)	(500)	-
Net cash used in investing activities	(355,171)	(68,071)	(66,621)
Cash flows from financing activities:
Proceeds from debt	-	300,000	-
Payments of debt	(28,421)	(235,895)	(26,871)
Fees for debt refinancing	-	(4,370)	-
Acquisition liability payment	-	-	(288)
Acquisition of noncontrolling interest	-	(600)	-
Acquisition of treasury stock	(9,868)	(52,663)	(74,378)
Sale of common stock, net of stock acquired for withholding taxes	5,039	80,490	11,957
Income tax impact of stock options, warrants and restricted stock	4,645	11,295	357
Net cash provided by (used in) financing activities	(28,605)	98,257	(89,223)
Net cash provided by (used in) continuing operations	(278,989)	193,427	(8,464)

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED MARCH 31, 2015, 2014 AND 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from discontinued operations:
Net cash provided by operating activities	197	1,735	2,752
Net cash provided by (used in) investing activities	2,835	(166)	(319)
Net cash provided by discontinued operations	3,032	1,569	2,433
Net cash provided by (used in) continuing and discontinued operations	(275,957)	194,996	(6,031)
Effect of exchange rate changes on cash	(1,619)	616	(643)
Net change in cash and cash equivalents	(277,576)	195,612	(6,674)
Cash and cash equivalents at beginning of period	418,586	222,974	229,648
Cash and cash equivalents at end of period	$141,010	$418,586	$222,974

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$8,673	$11,762	$12,709
Income taxes	(3,845)	21,702	57,464
Payments on capital leases and installment payment arrangements	3,823	8,379	16,514
Prepayment of debt	-	215,000	-
Other debt payments	24,598	12,516	10,357
Noncash investing and financing activities:
Acquisition of property and equipment under capital leases and installment payment arrangements	-	-	2,157

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

Acxiom is an enterprise data, analytics and software-as-a-service company.  For over 45 years, Acxiom has been an innovator in harnessing the powerful potential of data to strengthen connections between people, businesses and their partners.  We focus on creating better connections that enable better living for people and better results for the businesses who serve them.

Founded in 1969, Acxiom serves a global client base from locations in the United States, Europe, South America and the Asia-Pacific region.

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

Discontinued Operations -

Discontinued operations comprise those activities that have been disposed of during the period or which have been classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. In fiscal 2015, Acxiom identified its U.K. call center operation, 2Touch, as a component of the Company that is reported as discontinued operations as a result of its disposal (see note 4).

Use of Estimates -

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Areas in which significant judgments and estimates are used include projected cash flows associated with recoverability of assets, valuation of acquired intangible assets, restructuring and impairment accruals, litigation loss accruals, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions.

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

In May 2014, the FASB issued an update, Revenue from Contracts with Customers.  This update supersedes all existing revenue recognition guidance under U.S. generally accepted accounting principles, as well as some cost guidance and guidance on certain gains and losses.  The effective date for the update has been deferred until fiscal 2019 for Acxiom, with early application allowed for fiscal 2018.  Application of the new update may either be applied retrospectively to all periods reported, with certain practical expedients allowed, or retrospectively with the cumulative effect of initial application recognized at the date of initial application.  The Company has not yet assessed the impact of implementation of the new guidance, nor determined which implementation method to use.

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $20.9 million and $20.6 million, respectively, at March 31, 2015 and 2014.

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

Completion of the Company’s annual impairment test during the quarter ended June 30, 2014 indicated no potential impairment of its goodwill balances.  The Company expects to complete its next annual impairment test during the quarter ending June 30, 2015.

During the quarter ended March 31, 2015, triggering events occurred which required the Company to test the goodwill of its Australia Marketing and Data Services unit for impairment, however, the results of the interim test indicated no impairment (see note 6). During the quarter ended March 31, 2014, triggering events occurred which required the Company to test the goodwill and certain other assets of its European Marketing and Data Services unit and its Other Services unit for impairment.  Results of the two-step test indicated impairment.  The Company recorded goodwill impairment charges of $23.3 million during fiscal 2014 (see note 6).  During the quarter ended March 31, 2013, triggering events occurred which required the Company to test the goodwill of its European Marketing and Data Services unit for impairment, however, the results of the interim test indicated no impairment (see note 6).

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
MARCH 31, 2015, 2014 AND 2013

Deferred Costs and Data Acquisition Costs -

The Company defers certain costs, primarily salaries and benefits and other direct and incremental third party costs, in connection with client contracts and various other contracts and arrangements.  Direct and incremental costs incurred during the setup phase under client contracts for database management or for IT management arrangements are deferred until such time as the database or the outsourcing services are operational and revenue recognition begins.  These costs are directly related to the individual client, are to be used specifically for the individual client and have no other use or future benefit.  In addition, revenue recognition of billings, if any, related to these setup activities are deferred during the setup phase.  All deferred costs and billings are then amortized as contract revenue recognition occurs over the remaining term of the arrangement.  During the period when costs are being deferred, the Company performs a net realizable value review on a quarterly basis to ensure that the deferred costs are recoverable through either 1) recognition of previously deferred revenue, 2) future minimum contractual billings or 3) billings in excess of contractual minimum billings that can be reasonably estimated and are deemed likely to occur.  Once revenue recognition begins, these deferred costs are assessed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Some contracts contain provisions allowing the customer to request reductions in pricing if they can demonstrate that the Company charges lower prices for similar services to other customers, or if the prices charged are higher than certain benchmarks.  Any resulting reduction in pricing is only implemented on a prospective basis.  If pricing is renegotiated, deferred costs are assessed for impairment.

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

Revenues from onboarding customer data into digital marketing applications are recognized as the services are delivered over the contract.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

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

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $5.4 million, $6.0 million and $5.3 million for the years ended March 31, 2015, 2014 and 2013, respectively.  Advertising expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations.

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
MARCH 31, 2015, 2014 AND 2013

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

(dollars in thousands)	2015	2014	2013
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(9,147)	$10,992	$55,825
Earnings (loss) from discontinued operations	(1,884)	(2,189)	1,294
Net earnings (loss)	$(11,031)	$8,803	$57,119
Net loss attributable to noncontrolling interest	-	(60)	(488)
Net earnings (loss) attributable to Acxiom	$(11,031)	$8,863	$57,607

Basic weighted-average shares outstanding	77,106	74,690	74,814
Basic earnings (loss) per share:
Continuing operations	$(0.12)	$0.15	$0.75
Discontinued operations	(0.02)	(0.03)	0.02
Net earnings (loss)	$(0.14)	$0.12	$0.76
Net loss attributable to noncontrolling interest	(0.00)	(0.00)	(0.01)
Net earnings (loss) attributable to Acxiom	$(0.14)	$0.12	$0.77

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,106	74,690	74,814
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	2,264	1,683
Diluted weighted-average shares outstanding	77,106	76,954	76,497
Diluted earnings (loss) per share:
Continuing operations	$(0.12)	$0.14	$0.73
Discontinued operations	(0.02)	(0.03)	0.02
Net earnings (loss)	$(0.14)	$0.11	$0.75
Net loss attributable to noncontrolling interest	(0.00)	(0.00)	(0.01)
Net earnings (loss) attributable to Acxiom	$(0.14)	$0.12	$0.75

Some earnings (loss) per share amounts may not add due to rounding.

Due to the net loss incurred by the Company in fiscal 2015, the dilutive effect of options, warrants and restricted stock units covering 1.4 million shares of common stock was excluded from the earnings per share calculation since the impact on the calculation was anti-dilutive. Additional options and warrants to purchase shares of common stock and restricted stock units, including performance-based restricted stock units not meeting performance criteria, that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2015	2014	2013
Number of shares outstanding under options, warrants and restricted stock units	1,829	834	6,709
Range of exercise prices for options and warrants	$19.18-$62.06	$29.30-$62.06	$13.10-$62.06

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

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

Share-based Compensation Plans -

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee of the board of directors under which options and restricted stock units were outstanding as of March 31, 2015.

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

The Company also has outstanding performance-based stock appreciation rights and performance-based stock units. These are expensed over the vesting period of the award.

The Company receives income tax deductions as a result of the exercise of stock options and the vesting of other stock-based awards.  The tax benefit of share-based compensation expense in excess of the book compensation expense is reflected as a financing cash inflow and operating cash outflow included in changes in operating assets and liabilities.  The Company has elected the short-cut method in accounting for the tax benefits of share-based payment awards.

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
MARCH 31, 2015, 2014 AND 2013

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

2.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity included in gains, losses and other items, net in the consolidated statements of operations for the years ended March 31, 2015, 2014 and 2013 (dollars in thousands):

	Reserves included in other accrued expenses and other liabilities:
	Associate-related reserves	Lease accruals	Total
March 31, 2012	$9,597	$11,049	$20,646
Restructuring charges and adjustments	2,577	58	2,635
Payments	(8,485)	(2,086)	(10,571)
March 31, 2013	$3,689	$9,021	$12,710
Restructuring charges and adjustments	13,916	3,796	17,712
Payments	(11,063)	(2,600)	(13,663)
March 31, 2014	$6,542	$10,217	$16,759
Restructuring charges and adjustments	13,757	8,061	21,818
Payments	(13,088)	(4,628)	(17,716)
March 31, 2015	$7,211	$13,650	$20,861

Restructuring Plans

In fiscal 2015, the Company recorded a total of $23.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related charges of $13.8 million, lease accruals of $8.1 million, and the write-off of leasehold improvements of $2.0 million.

The associate-related accruals of $13.8 million relate to the termination of associates in the United States, Europe, Australia, and China and include an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $7.2 million remained accrued as of March 31, 2015.  These costs are expected to be paid out in fiscal 2016.

The lease accruals of $8.1 million were evaluated under the accounting standards which govern exit costs and include increases of $0.6 million and $0.7 million to the fiscal 2014 and fiscal 2008 restructuring plans, respectively.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through November 2021.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for 2015, $4.9 million remained accrued as of March 31, 2015.

In fiscal 2014, the Company recorded a total of $17.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense includes severance and other associate-related charges of $13.9 million and lease accruals of $3.8 million. The associate-related accruals of $13.9 million relate to the termination of associates in the United States, Australia, China, and Europe.  These costs were paid out by the end of fiscal 2015.

The lease accruals of $3.8 million were evaluated under the accounting standards which govern exit costs.  The liability will be paid out over the remainder of the leased property’s term, which continues through November 2021.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for this lease, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2015 is $3.4 million.

In fiscal 2013, the Company recorded a total of $2.6 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related payments of $2.6 million and lease accruals of $0.1 million.  The associate-related accruals of $2.6 million relate to the termination of associates in the United States, Australia, and Europe.  All of these costs were paid out by the end of fiscal 2015.

As part of its restructuring plans in fiscal years prior to fiscal 2013, the Company recorded lease accruals included in gains, losses and other items, net in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at March 31, 2015 is $5.4 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2015	2014	2013
Restructuring plan charges and adjustments	$23,794	$17,712	$2,635
Legal contingencies	-	4,202	-
LiveRamp acquisition-related costs (see note 3)	820	-	-
Other	19	-	(884)
	$24,633	$21,914	$1,751

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

3.           ACQUISITIONS:

LiveRamp
On July 1, 2014, the Company acquired all of the outstanding shares of LiveRamp, Inc. (“LiveRamp”), a leading service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the consolidated financial statements from the date of acquisition.  LiveRamp is included in the Marketing and Data Services segment.  The acquisition date fair value of the consideration transferred for LiveRamp was approximately $272.7 million which consisted of the following (dollars in thousands):

July 1, 2014
Cash, net of $12.0 million cash acquired	$234,672
Restricted cash held in escrow	31,000
Fair value of stock options issued included in purchase price	6,978
Total fair value of consideration transferred	$272,650

The fair value of the stock options issued by the Company was determined using a binomial lattice approach (see note 12).  The total fair value of the stock options issued was $30.5 million of which $7.0 million was allocated to the purchase consideration and $23.5 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis, net of any forfeitures.

On the acquisition date, the Company delivered $31.0 million of cash to an escrow agent according to the terms of the purchase agreement.  The cash is restricted as to withdrawal or use by the Company and is expected to be delivered to the LiveRamp sellers one year from the acquisition date.  The escrowed cash can be used to reimburse the Company for any indemnification claims against the sellers, as described in the purchase agreement.  The principal escrow amount is owned by the Company until funds are delivered to the LiveRamp sellers.  All interest and earnings on the principal escrow amount remain property of the Company.  The restricted cash is reported as restricted cash held in escrow, with an offsetting liability reported as acquisition escrow payable, on the consolidated balance sheet.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition (dollars in thousands):

July 1, 2014
Assets acquired:
Cash	$12,016
Trade accounts receivable	5,206
Deferred income tax assets	10,444
Goodwill	213,093
Developed technology (Software)	40,000
Other intangible assets (Other assets, net)	26,500
Other current and noncurrent assets	1,306
308,565
Deferred income tax liabilities	(18,945)
Accounts payable, accrued expenses and deferred revenue	(4,954)
Net assets acquired	284,666
Less:
Cash acquired	12,016
Net purchase price allocated	$272,650
Less:
Fair value of stock options issued included in purchase price	6,978
Net cash paid	$265,672

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations to continue to develop future technology and products related to the onboarding of customer data into digital marketing applications, development of future customer relationships, and LiveRamp’s assembled workforce.  The fair values assigned to tangible and identifiable

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

intangible assets acquired and liabilities assumed were based on preliminary calculations and valuations and on management’s estimates and assumptions and were based on the information that was available as of the date of the acquisition.  The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items such as current and noncurrent income taxes payable and deferred taxes may be subject to change as additional information is received and certain tax returns are finalized.  Therefore, the provisional measurements of fair value shown above are subject to change.  Any adjustments required will result in adjustment to goodwill. The Company will finalize purchase price adjustments prior to July 1, 2015.   The goodwill balance is not deductible for U.S. income tax purposes.

The fair value of trade accounts receivable consisted of $5.2 million of gross accounts receivable, of which an immaterial amount is expected to be uncollectible.  The amounts allocated to other intangible assets in the table above included developed technology, customer relationships, and a trade name.  Intangible assets will be amortized on a straight-line basis over the estimated useful lives of 2 to 6 years. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

	Fair value	Useful life (in years)
Developed technology	$40,000	4
Customer relationships	25,000	6
Trade name	1,500	2
Total intangible assets subject to amortization	$66,500

The amounts of revenue and loss of LiveRamp included in the Company’s consolidated statement of operations from the acquisition date of July 1, 2014 to March 31, 2015 are as follows (dollars in thousands):

Revenues	$27,030
Net loss	$(16,549)

The $17.7 million net loss reported above includes pretax expenses of $11.2 million of intangible asset amortization associated with acquired LiveRamp intangible assets and $16.9 million of non-cash share-based compensation expense.

Following are the Company’s supplemental consolidated results on an unaudited pro forma basis, as if the LiveRamp acquisition had taken place at the beginning of each of the fiscal years presented (dollars in thousands, except per-share amounts):

	2015	2014
Revenues	$1,026,767	$1,081,518
Net loss attributable to Acxiom	$(16,402)	$(11,936)
Diluted loss per share	$(0.21)	$(0.16)

These pro forma results are based on estimates and assumptions, which we believe are reasonable.  They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods.  The pro forma results include adjustments primarily related to purchase accounting adjustments, including amortization expense of $3.7 million and $14.9 million for fiscal years 2015 and 2014, respectively, related to acquired intangible assets, stock-based compensation expense of approximately $5.0 million and $21.3 million for fiscal years 2015 and 2014, respectively, related to unvested stock options and restricted stock units issued to former LiveRamp employees, and the related income tax effects as though the acquisition occurred as of the beginning of the Company’s fiscal years 2015 and 2014.

During fiscal year 2015, the Company incurred $0.8 million of acquisition costs related to the purchase of LiveRamp.  The costs are included in gains, losses, and other items, net on the consolidated statement of operations.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

GoDigital
During fiscal 2014, the Company acquired the balance of the outstanding equity interests it did not already own in its GoDigital subsidiary in Brazil for $0.6 million.  As a result, the subsidiary is now wholly-owned and the Company reduced its $0.4 million carrying value of the noncontrolling interest to zero and adjusted its equity investment by $1.0 million in additional paid-in capital in the consolidated balance sheet.

Other Intangible Assets -

The amounts allocated to other intangible assets from acquisitions include software, customer relationship intangibles and trademarks.  Amortization lives for those intangibles range from two years to six years.  The following table shows the amortization activity of purchased intangible assets (dollars in thousands):

	2015	2014	2013
Developed technology assets, gross (Software)	$42,524	$3,485	$18,014
Accumulated amortization	(9,924)	(3,297)	(17,881)
Net developed technology assets	$32,600	$188	$133

Customer/trademark assets, gross (Other assets)	$34,166	$7,674	$18,823
Accumulated amortization	(11,265)	(7,393)	(18,259)
Net customer/trademark assets	$22,901	$281	$564

Total intangible assets, gross	$76,690	$11,159	$36,837
Total accumulated amortization	(21,189)	(10,690)	(36,140)
Net intangible assets	$55,501	$469	$697

Amortization expense	$11,447	$340	$1,671

The intangible assets in the table above will be amortized over the next six years.

4.           DISCONTINUED OPERATIONS:

On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation were subject to a second closing, which occurred in March 2015, resulting in the complete disposal of the operation.  The 2Touch business qualified for treatment as discontinued operations during fiscal 2015.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the consolidated financial statements.

Prior to receiving the discontinued operations classification, the 2Touch business unit was included in the Other Services segment in the Company’s segment results.  However, beginning in the first quarter of fiscal 2015, the 2Touch business unit was excluded from segment results and segregated as discontinued operations.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

Summary results of operations of the 2Touch business unit for the fiscal years ended March 31, 2015, 2014 and 2013 are segregated and included in earnings (loss) from discontinued operations, net of tax, in the consolidated statements of operations and are as follows (dollars in thousands):

	2015	2014	2013
Revenues	$8,484	$35,267	$31,201

Earnings (loss) from discontinued operations before income taxes	$4	$(2,189)	$1,703
Loss on sale of discontinued operations before income taxes	(1,888)	-	-
Income taxes	-	-	(409)
Earnings (loss) from discontinued operations, net of tax	$(1,884)	$(2,189)	$1,294

The carrying amounts of the major classes of assets and liabilities of the 2Touch business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the consolidated balance sheets and are as follows (dollars in thousands):

	March 31, 2015	March 31, 2014
Trade accounts receivable, net	$112	$6,451
Other current assets	-	881
Assets from discontinued operations	$112	$7,332

Trade accounts payable and accrued expenses	$-	$4
Accrued payroll and related expenses	-	1,790
Other accrued expenses	1,008	2,350
Deferred revenue	-	106
Liabilities from discontinued operations	$1,008	$4,250

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2015	March 31, 2014
Prepaid expenses	$31,391	$40,339
Assets of non-qualified retirement plan	14,174	13,900
Other miscellaneous assets	117	245
Other current assets	$45,682	$54,484

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2015	March 31, 2014
Acquired intangible assets, net	$22,901	$281
Deferred data acquisition costs	2,347	4,502
Deferred expenses	7,939	16,143
Other miscellaneous noncurrent assets	3,267	3,551
Noncurrent assets	$36,454	$24,477

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

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

The carrying amount of goodwill, by operating segment, at March 31, 2015, 2014 and 2013, and the changes in those balances are presented in the following table (dollars in thousands).

	Marketing and Data Services	IT Infrastructure Management	Other Services	Total
Balance at March 31, 2013	$306,854	$71,508	$2,767	$381,129
Goodwill impairment	(20,283)	-	(3,030)	(23,313)
Acquisition	350	-	-	350
Change in foreign currency translation adjustment	(45)	-	263	218
Balance at March 31, 2014	$286,876	$71,508	$-	$358,384
Acquisition	213,093	-	-	213,093
Change in foreign currency translation adjustment	(2,607)	-	-	(2,607)
Balance at March 31, 2015	$497,362	$71,508	$-	$568,870

Year end balances in the table above are net of accumulated impairment losses of $114.2 million at March 31, 2015 and 2014.

Goodwill by component included in Marketing and Data Services as of March 31, 2015 is US, $479.9 million; Australia, $10.9 million; Asia, $6.0 million; and Brazil, $0.6 million.

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
MARCH 31, 2015, 2014 AND 2013

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

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended March 31, 2015, a triggering event occurred which required the Company to test the recoverability of the goodwill associated with its Australia Marketing and Data Services reporting unit.  The triggering event was a lowering of projections associated with the Australian unit.  The results of step one of the test indicated the goodwill was not impaired, although the fair value of the component had decreased significantly compared to the previous annual test.

During the quarter ended March 31, 2014, triggering events occurred which required the Company to test the recoverability of goodwill associated with its European Marketing and Data Services reporting unit and its Other Services reporting unit.  The triggering event was the initiation of a restructuring of the European Marketing and Data Services unit.  The restructuring includes exiting the analog paper survey business in Europe.  The triggering event related to the Other Services reporting unit was a potential exit from that business.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in those units for impairment. In the case of the Other Services unit, the step one fair value indicated that all of the goodwill and other long-lived assets were impaired.  Therefore there was no need to perform detailed step two calculations in order to conclude that all of the goodwill and other long-lived assets of this unit should be written off.  In the case of the European Marketing and Data Services unit, the Company first tested certain data assets within the unit, and concluded that $4.6 million of these data assets were impaired and should be written off.  Then the Company performed step one of the two-step goodwill test, which indicated the goodwill was impaired.  Step two of the goodwill test required the Company to perform a hypothetical purchase price allocation, under which the estimated fair value was allocated to the unit’s tangible and intangible assets based on their estimated fair values.  This hypothetical purchase price allocation indicated that all of the unit’s goodwill should be written off.  The amount of impairment for the European Marketing and Data Services unit was $25.0 million, of which $20.3 million was goodwill and $4.6 million related to data assets.  The amount of impairment for the Other Services unit was $3.9 million, of which $3.0 million was goodwill and $0.9 million was other assets, primarily property and equipment. The impairment related to the Other Services unit is now included in discontinued operations.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

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

7.           SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS:

The Company recorded amortization expense related to internally developed computer software of $29.0 million, $9.7 million, and $8.6 million for fiscal 2015, 2014 and 2013, respectively. Of the amount recorded for fiscal 2015, $7.5 million relates to internally developed software acquired as part of the LiveRamp acquisition.  Amortization expense in fiscal 2015 also included $4.3 million of accelerated amortization expense resulting from adjusting the remaining estimated useful lives of certain capitalized software products which the Company will no longer be using as a result of the LiveRamp acquisition.  The Company also recorded amortization expense related to purchased software licenses of $6.7 million, $7.1 million and $9.7 million in 2015, 2014 and 2013, respectively.  Amortization expense related to both internally developed and purchased software is included in cost of revenue in the accompanying consolidated statements of operations.  Additionally, the Company charged $20.3 million, $23.6 million and $11.7 million of research and development costs to cost of revenue during 2015, 2014 and 2013, respectively.

8.           PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31, 2015	March 31, 2014
Land	$6,737	$6,737
Buildings and improvements	253,236	273,451
Data processing equipment	426,005	520,927
Office furniture and other equipment	37,028	51,121
	723,006	852,236
Less accumulated depreciation and amortization	502,416	635,330
	$220,590	$216,906

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $63.2 million, $58.3 million and $61.8 million for the years ended March 31, 2015, 2014 and 2013, respectively.

9.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	March 31, 2015	March 31, 2014
Term loan credit agreement	$270,000	$292,500
Capital leases and installment payment obligations on buildings and equipment payable in monthly payments of principal plus interest at rates ranging from approximately 4% to 8%; remaining terms up to seven years	7,400	12,990
Other debt and long-term liabilities	10,024	12,120
Total long-term debt and capital leases	287,424	317,610
Less current installments	32,885	28,567
Long-term debt, excluding current installments	$254,539	$289,043

On October 9, 2013, the Company refinanced its prior term loan credit agreement.  On that day, the Company borrowed $300 million of the new term loan and used the proceeds to pay off the prior $215 million term loan balance in its entirety along with $4.4 million in fees related to the new credit agreement.  The remaining proceeds were used for other general corporate purposes.  The amended and restated credit agreement contains customary representations, warranties, affirmative and negative covenants, default, and acceleration provisions.

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At March 31, 2015, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at March 31, 2015 or March 31, 2014.  The weighted-average interest rate on term loan borrowings at March 31, 2015 was 2.3%.  Outstanding letters of credit at March 31, 2015 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2015, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2015 was 0.27%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended March 31, 2015.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of March 31, 2015, the hedge relationship qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statements of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.2 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the consolidated statements of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2015.

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2015 are as follows (dollars in thousands):

Year ending March 31,
2016	$32,885
2017	33,020
2018	40,740
2019	175,169
2020	2,637
Thereafter	2,973
$287,424

10.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2013:
Allowance for doubtful accounts, returns and credits	$4,876	$902	$(112)	$(1,525)	$4,141
2014:
Allowance for doubtful accounts, returns and credits	$4,141	$1,058	$117	$(405)	$4,911
2015:
Allowance for doubtful accounts, returns and credits	$4,911	$731	$(288)	$(895)	$4,459

Other changes in the table above result primarily from the effects of exchange rates.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

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

A putative class action is pending against the Company, AISS (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom (now known as Acxiom Identity Solutions, LLC), in the United States District Court for the Eastern District of Virginia.  This action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward, disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act. The parties have reached a settlement agreement and the Company has accrued $3.7 million as its estimate of its probable loss associated with this matter.  On April 21, 2015, the Court preliminarily approved the class action settlement.  A hearing on whether to grant final approval to the settlement is tentatively scheduled for July 29, 2015.  The Company believes the chances of additional loss are remote.

In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 25 years of $138.8 million.

Total rental expense on operating leases was $20.6 million, $22.9 million and $21.7 million for the years ended March 31, 2015, 2014 and 2013, respectively.  Future minimum lease payments under all noncancellable operating leases for the five years ending March 31, 2020, are as follows: 2016, $23.3 million; 2017, $21.3 million; 2018, $19.0 million; 2019, $16.1 million; and 2020, $14.9 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At March 31, 2015 the Company’s maximum potential future payments under this guarantee were $1.0 million.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

At March 31, 2015 the Company had outstanding 4,942 warrants to purchase shares of its common stock.  The outstanding warrants carry an exercise price of $13.24 and expire March 17, 2019.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded several times, most recently on November 12, 2014.  Under the modified common stock repurchase program, the Company may purchase up to $250.0 million of its common stock through the period ending November 12, 2015. During the fiscal year ended March 31, 2013, the Company repurchased 4.6 million shares of its common stock for $71.7 million.  During the fiscal year ended March 31, 2014, the Company repurchased 2.0 million shares of its common stock for $52.7 million.  During fiscal year ended March 31, 2015, the Company repurchased 0.5 million shares of its common stock for $9.9 million.  Through March 31, 2015, the Company has repurchased 12.9 million shares of its stock for $202.4 million, leaving remaining capacity of $47.6 million under the stock repurchase program.  Cash paid for acquisition of treasury stock in the consolidated statement of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different fiscal period.

The Company paid no dividends on its common stock for any of the years reported.

Share-based Compensation Plans
The Company has stock option and equity compensation plans for which a total of 26.4 million shares, as of March 31, 2015, of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  On May 13, 2013 the Company’s compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company’s equity compensation plans which would permit the issuance of an additional 4,000,000 shares under the plan.  That amendment received shareholder approval at the August 6, 2013 annual shareholders’ meeting.  On May 23, 2013, the board terminated one of the Company’s equity compensation plans under which 1.7 million shares remained available for future grant.  This plan termination did not require shareholder approval.  At March 31, 2015, there were a total of 3.3 million shares available for future grants under the plans.

Stock Option Activity
The Company granted 415,639 stock options in fiscal 2015, exclusive of replacement options granted in connection with the LiveRamp acquisition.  The per-share weighted-average fair value of the stock options granted during 2015 was $8.05.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0% since Acxiom does not currently pay dividends; risk-free interest rate of 2.5% based on the rate of U.S. Treasury securities with a term equal to the term of the options; expected option life of 4.4 years which is an output of the lattice model; expected volatility of 43% based on the historical volatility of Acxiom stock and the implied volatility of traded Acxiom options, and a suboptimal exercise multiple of 1.4 based on historical exercise activity of Acxiom options.  The per-share weighted-average fair value of the stock options granted during 2014 was $6.99.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.0%; expected option life of 4.3 years; expected volatility of 35% and a suboptimal exercise multiple of 1.3.  The per-share weighted-average fair value of the stock options granted during 2013 was $5.00.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 1.7%; expected option life of 4.5 years; expected volatility of 43% and a suboptimal exercise multiple of 1.4.

As part of the Company’s acquisition of LiveRamp, the Company issued 1,473,668 replacement stock options to LiveRamp employees who had outstanding unvested stock options to purchase LiveRamp stock.  The fair value of the replacement options was determined using a customized binomial lattice model with the following assumptions:  dividend yield of 0.0% since Acxiom does not currently pay dividends; risk-free interest rates of from 1.57% to 2.54%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; remaining terms of each option of from 6.1 to 9.7 years; expected volatility of 43%, based on both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options; and a suboptimal exercise multiple of 1.4, based on actual historical exercise activity of Acxiom options.

The number of shares of each replacement option and the exercise price of each replacement option was determined by converting LiveRamp options into equivalent Acxiom options by multiplying the number of shares subject to LiveRamp options by the exchange ratio of .63774 and by dividing the exercise price for each LiveRamp option by the exchange ratio of .63774.  Once the value of each replacement option was determined, the percentage of that value

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

which was attributed to employee service prior to the acquisition date was allocated to the purchase price of LiveRamp, and the remaining value will be expensed by the Company over the remaining vesting period of each option.  The total included in the purchase price was $7.0 million (see note 3) and the total to be expensed in the future was $23.5 million, net of any forfeitures.

Stock option activity during the year ended March 31, 2015 was as follows:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2014	4,538,518	$20.30
Granted	415,639	$21.01
LiveRamp replacement stock options	1,473,668	$1.37
Exercised	(648,460)	$6.67		$8,293
Forfeited or cancelled	(886,319)	$27.77
Outstanding at March 31, 2015	4,893,046	$15.11	4.73	$27,403
Exercisable at March 31, 2015	3,152,866	$17.74	3.06	$11,560

The aggregate intrinsic value for options exercised in fiscal 2015, 2014, and 2013 was $8.3 million, $51.5 million, and $2.7 million, respectively.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2015.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

Following is a summary of stock options outstanding as of March 31, 2015:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.63 - $ 8.90	1,082,710	7.42 years	$ 1.66	257,094	$ 2.33
$ 11.08 - $ 14.42	1,483,096	4.93 years	$ 13.16	1,130,735	$ 13.07
$ 15.10 - $ 19.76	577,388	2.32 years	$ 16.32	543,258	$ 16.14
$ 20.44 - $ 24.53	1,419,424	4.34 years	$ 22.23	906,016	$ 22.77
$ 26.33 - $ 35.16	200,049	1.10 years	$ 30.84	185,384	$ 30.68
$ 41.38 - $ 62.06	130,379	0.39 years	$ 41.83	130,379	$ 41.83
	4,893,046	4.73 years	$ 15.11	3,152,866	$ 17.74

Total expense related to stock options was approximately$12.1 million for fiscal 2015, $2.3 million for fiscal 2014, and $1.9 million for fiscal 2013.  Of the fiscal 2015 expense, $9.4 million relates to the LiveRamp replacement stock options.  Future expense for all options is expected to be approximately $17.7 million in total over the next four years.

Stock Appreciation Right (SAR) Activity
During fiscal 2015, the Company granted 245,404 performance-based SARs with a value at the date of grant of $0.5 million and having an exercise price of $40.  All of the performance-based SARs granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in fiscal 2015 may vest in a number of SARs up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the SARs will be automatically exercised, and the award recipient may receive a number of common stock shares equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final Company stock market value (up to a maximum share value of $70) minus the SAR exercise price, divided by (b) the fair market value of a share of stock at the exercise date.  The SARs contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based SARs is determined using a Monte Carlo simulation model.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

Stock appreciation right (SAR) activity during the year ended March 31, 2015 was as follows:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2014	-	$-
Granted	245,404	$40.00
Outstanding at March 31, 2015	245,404	$40.00	2.00	$-
Exercisable at March 31, 2015	-	$-	-	$-

Total expense related to SARs was approximately $0.2 million for fiscal 2015.  Future expense for these SARs is expected to be approximately $0.4 million over the next two years.

Restricted Stock Unit Activity
Non-vested time-vesting restricted stock units activity during the year ended March 31, 2015 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	1,078,029	$18.46	2.17
Granted	1,810,199	$21.16
Vested	(432,276)	$18.24
Forfeited or cancelled	(323,482)	$21.02
Outstanding at March 31, 2015	2,132,470	$20.41	1.94

During fiscal 2015, the Company granted time-vesting restricted stock units covering 1,810,199 shares of common stock with a value at the date of grant of $38.3 million, of which units covering 1,075,392 shares, with a value at date of grant of $23.7 million, were granted to former LiveRamp employees subsequent to the acquisition of LiveRamp (see note 3).  Of the restricted stock units granted in fiscal 2015, 797,475 vest in equal annual increments over four years, 928,252 vest in equal annual increments over two years, and 84,472 vest in one year.    During fiscal 2014, the Company granted time-vesting restricted stock units covering 523,000 shares of common stock with a value at the date of grant of $12.5 million.  Of the restricted stock units granted in fiscal 2014, 442,103 vest in equal annual increments over four years, 25,000 vest in equal annual increments over two years, and 55,897 vest in one year.  During fiscal 2013, the Company granted time-vesting restricted stock units covering 681,408 shares of common stock with a value at the date of grant of $9.6 million.  Of the restricted stock units granted in fiscal 2013, 604,229 vest in equal annual increments over four years and 77,179 vested in one year.  Valuation of time-vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of grant.  The total fair value of time-vesting restricted stock units vested in fiscal 2015, 2014, and 2013 was $9.0 million, $11.1 million, and $6.9 million, respectively.

Non-vested performance-based restricted stock units activity during the year ended March 31, 2015 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	1,066,828	$14.19	0.91
Granted	266,751	$18.85
Vested	(523,378)	$9.64
Forfeited or cancelled	(410,207)	$16.28
Outstanding at March 31, 2015	399,994	$21.10	1.57

During fiscal 2015, the Company granted performance-based restricted stock units covering 266,751 shares of common stock with a value at the date of grant of $5.0 million.  All of the performance-based restricted stock units granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in fiscal 2015 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2017, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the compensation committee of the board of directors for the period from April 1, 2014 to March 31, 2017.  The value of the performance units is determined using a Monte Carlo simulation model.   During fiscal 2015, 523,378 performance-based restricted stock units vested.  Of the units vested, 115,086 vested due to attainment of performance and shareholder return targets established by the compensation committee of the board of directors in fiscal 2012.  The remaining 408,292 units represent inducement awards granted to certain of the Company’s chief executive officers.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

During fiscal 2014, the Company granted performance-based restricted stock units covering 237,861 shares of common stock with a value at the date of grant of $5.8 million.  All of the performance-based restricted stock units granted in fiscal 2014 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in fiscal 2014 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2016, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the committee for the period from April 1, 2013 to March 31, 2016.  The value of the performance units is determined using a Monte Carlo simulation model.  There were no performance-based restricted stock units vested in fiscal 2014.

During fiscal 2013, the Company granted performance-based restricted stock units covering 384,563 shares of common stock with a value at the date of grant of $5.2 million.  All of the performance-based restricted stock units granted in fiscal 2013 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  Of the units granted in fiscal 2013, 333,463 were forfeited due to not achieving the earnings-per-share target for fiscal 2015.  The remaining 51,100 units represent inducement awards granted to an executive officer.  The executive officer vested in 100% of the inducement award based on price targets for the Company’s common stock during the determination period from January 26, 2013 to July 26, 2014.  The value of the performance units is determined using a Monte Carlo simulation model.  There were no performance-based restricted stock units vested in fiscal 2013.

The expense related to restricted stock in fiscal 2015, 2014 and 2013 was $15.7 million, $11.6 million and $10.1 million, respectively.  Future expense for these restricted stock units is expected to be approximately $20.7 million in fiscal 2016, $9.2 million in fiscal 2017, $3.8 million in fiscal 2018 and $0.8 million in fiscal 2019.

Other Performance Unit Activity
During fiscal 2015, the Company granted 312,575 performance-based units with a value at the date of grant of $1.6 million.  All of the performance-based units granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee of the board of directors.

Of the units granted in fiscal 2015, 201,464 may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company’s stock price on the date of vesting and ranges from 0% at a $40 Company stock price, or below, to 100% at a $70 Company stock price. The units also contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

The remaining 111,111 units granted in fiscal 2015 may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2015 to March 31, 2018.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company’s stock price on the date of vesting and ranges from 0% at a $25 Company stock price, or below, to 100% at a $45 Company stock price. The units also contain an accelerated exercise provision if the closing market price of the Company’s stock exceeds the $45 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

Other performance unit activity during the year ended March 31, 2015 was as follows:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2014	-	$-
Granted	312,575	$5.23
Outstanding at March 31, 2015	312,575	$5.23	2.36

The expense related to other performance units for fiscal 2015 was $0.3 million.  Future expense for these performance units is expected to be approximately $1.3 million over the next three years.

Qualified Employee Stock Purchase Plan
In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at a discount from the market price.  The number of shares available for issuance at March 31, 2015 was approximately 0.9 million.  88,603 shares were purchased under the ESPP during the combined fiscal years 2015, 2014 and 2013.  The total expense to the Company for the year ended March 31, 2015 for the discount to the market price was approximately $0.1 million.

Accumulated Other Comprehensive Income
The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	March 31, 2015	March 31, 2014
Foreign currency translation	$9,612	$13,686
Unrealized loss on interest rate swap	(199)	(24)
	$9,413	$13,662

13.           INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2015	2014	2013
Earnings (loss) from continuing operations	$(2,832)	$29,627	$32,649
Earnings from discontinued operations	-	-	409
Stockholders’ equity:
Tax impact of stock options, warrants and restricted stock	(4,645)	(11,295)	(357)
	$(7,477)	$18,332	$32,701

Income tax expense (benefit) attributable to earnings (loss) from continuing operations consists of (dollars in thousands):

	2015	2014	2013
Current:
U.S. Federal	$6,781	$23,506	$32,782
Non-U.S.	192	928	239
State	(116)	3,096	3,138
	6,857	27,530	36,159
Deferred:
U.S. Federal	(5,462)	(5,436)	(3,874)
Non-U.S.	326	7,641	(506)
State	(4,553)	(108)	870
	(9,689)	2,097	(3,510)
Total	$(2,832)	$29,627	$32,649

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

Earnings (loss) before income tax attributable to U.S. and non-U.S. continuing operations consist of (dollars in thousands):

	2015	2014	2013
U.S.	$4,065	$45,388	$89,791
Non-U.S.	(16,044)	(4,769)	(1,317)
Total	$(11,979)	$40,619	$88,474

Earnings (loss) before income taxes, as shown above, are based on the location of the entity to which such earnings (loss) are attributable.  However, since such earnings (loss) may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the earnings (loss) shown above.

Below is a reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% of earnings (loss) before income taxes to the actual provision for income taxes (dollars in thousands) for continuing operations:
	2015	2014	2013
Computed expected tax expense	$(4,193)	$14,217	$30,966
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	1,543	1,845	1,631
Research and other tax credits	(6,369)	(5,251)	(1,408)
Impairment of goodwill and intangibles not deductible for tax	-	5,368	-
Share-based compensation	2,276	-	-
Non-U.S. subsidiaries taxed at other than 35%	3,959	5,130	1,948
Adjustment to valuation allowances	(776)	7,604	726
Other, net	728	714	(1,214)
	$(2,832)	$29,627	$32,649

In fiscal 2014, the Company recorded $7.7 million in valuation allowances due to a change in management’s assessment of the realizability of deferred tax assets in certain foreign jurisdictions.

Below is a reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes to the actual provision for income taxes for discontinued operations (dollars in thousands):

	2015	2014	2013
Computed expected tax expense	$(659)	$(766)	$596
Increase (reduction) in income taxes resulting from:
Non-U.S. subsidiaries taxed at other than 35%	659	632	(187)
Adjustment to valuation allowances	-	134	-
	$-	$-	$409

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2015 and 2014 are presented below (dollars in thousands).  In accordance with income tax accounting standards, as of March 31, 2015, the Company has not recognized deferred income taxes on approximately $32.4 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country.  Calculation of the deferred income tax related to these earnings is not practicable.

	2015	2014
Deferred tax assets:
Accrued expenses	$14,394	$10,606
Deferred revenue	4,065	3,859
Net operating loss and tax credit carryforwards	61,569	43,568
Share-based compensation	12,170	4,219
Other	6,838	6,192
Total deferred tax assets	99,036	68,444
Less valuation allowance	(50,598)	(43,436)
Net deferred tax assets	48,438	25,008
Deferred tax liabilities:
Intangible assets	$(97,608)	$(70,892)
Capitalized software costs	(17,165)	(20,398)
Property and equipment	(8,678)	(11,074)
Total deferred tax liabilities	(123,451)	(102,364)
Net deferred tax liabilities	$(75,013)	$(77,356)

At March 31, 2015, the Company has net operating loss carryforwards of approximately $26.6 million and $105.0 million for U.S. federal and state income tax purposes, respectively.  These net operating loss carryforwards expire in various amounts from 2016 through 2032.  The Company has foreign net operating loss carryforwards of approximately $129.8 million. Of this amount, $126.8 million do not have expiration dates.  The remainder expires in various amounts through 2023.  The Company has state credit carryforwards of $12.1 million of which $2.0 million will be credited to additional paid-in capital when realized.  Of the credits, $2.6 million will not expire.  The remainder expires in various amounts from 2023 to 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some  portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S., management believes that with the exception of carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has established valuation allowances against $8.0 million of deferred tax assets related to loss and credit carryforwards in the states where activity does not support the deferred tax asset.

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, management believes it is more likely than not the Company will not realize the benefits of certain foreign carryforwards and has established valuation allowances in the amount of $42.6 million against substantially all of its foreign deferred tax assets.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

The following table sets forth changes in the total gross unrecognized tax benefits for the years ended March 31, 2015, 2014 and 2013.

(dollars in thousands)	2015	2014	2013
Balance at beginning of period	$2,457	$3,646	$3,109
Additions based on tax positions related to the current year	4,339	902	342
Additions due to acquisition	2,887	-	-
Reduction due to expiration of statute of limitations	(181)	(3,037)	-
Adjustments to tax positions taken in prior years	209	946	195
Balance at end of period	$9,711	$2,457	$3,646

The total amount of gross unrecognized tax benefits as of March 31, 2015 was $9.7 million, of which $7.9 million would reduce the Company’s effective tax rate in future periods if and when realized.  The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.  For the fiscal year ended March 31, 2015, the Company recognized $0.1 million of tax-related interest expense and penalties and had $0.3 million of accrued interest and penalties at March 31, 2015.  It is reasonably possible that a reduction of up to $1.3 million of unrecognized tax benefits may occur within the next 12 months.  Depending on the nature of the settlement or expiration of statutes of limitations, the reduction of unrecognized tax benefits may affect the Company’s income tax provision and therefore reduce its effective income tax rate.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which it operates.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years subsequent to 2011. The status of state and local and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

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

Company contributions for the above plans amounted to approximately $6.6 million, $5.9 million and $6.1 million in fiscal years 2015, 2014 and 2013, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $14.2 million and $13.9 million at March 31, 2015 and 2014, respectively.

The Company has one small defined benefit pension plan covering certain employees in Germany.  Both the projected benefit obligation and accumulated benefit obligation were $0.5 million and $0.6 million as of March 31, 2015 and 2014, respectively.  There were no plan assets as of either March 31, 2015 or March 31, 2014.  The excess of benefit obligations over plan assets was $0.5 million at March 31, 2015 and $0.6 million at March 31, 2014.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

15.           FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations.  The following table shows financial information by geographic area for the years 2015, 2014 and 2013 (dollars in thousands):

Revenue
	2015	2014	2013
United States	$924,281	$949,898	$954,467
Foreign
Europe	$59,958	$73,294	$74,077
Asia/Pacific	32,658	34,540	34,876
Other	3,162	4,546	4,738
All Foreign	$95,778	$112,380	$113,691
	$1,020,059	$1,062,278	$1,068,158

Long-lived assets excluding financial instruments (dollars in thousands)
	2015	2014
United States	$875,276	$617,668
Foreign
Europe	$11,467	$13,886
Asia/Pacific	20,683	24,912
Other	944	1,310
All Foreign	$33,094	$40,108
	$908,370	$657,776

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2015, the estimated fair value of long-term debt approximates its carrying value.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

The following table presents the balances of financial assets and liabilities measured at fair value as of March 31, 2015 and 2014 (dollars in thousands):

As of March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,174	$-	$-	$14,174
Total assets	$14,174	$-	$-	$14,174

Liabilities:
Other noncurrent liabilities	-	199	-	199
Total liabilities	$-	$199	$-	$199

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,900	$-	$-	$13,900
Total assets	$13,900	$-	$-	$13,900

Liabilities:
Other noncurrent liabilities	-	24	-	24
Total liabilities	$-	$24	$-	$24

17.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.  We regularly review our segments and the approach used by management to evaluate performance and allocate resources.  Prior to fiscal 2015, the Company’s business segments consisted of Marketing and Data Services, IT Infrastructure Management, and Other Services.  The Other Services segment consisted solely of the Company’s UK fulfillment business, 2Touch.  On May 30, 2014, the Company substantially completed the sale of 2Touch to Parseq Ltd., a European business process outsourcing service provider (see Note 4 for further details).  As a result, the 2Touch business unit is now excluded from segment results and reported as discontinued operations.  The Marketing and Data Services segment includes the Company’s global lines of business for Customer Data Integration (CDI), Consumer Insight Solutions, Marketing Management Services (including the Audience Operating System and LiveRamp on-boarding services), E-mail Fulfillment Services and Consulting and Agency Services.  The IT Infrastructure Management segment develops and delivers IT outsourcing and transformational solutions.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

The following tables present information by business segment (dollars in thousands).  The prior-year segment information has been restated to conform to the new segment presentation:
	2015	2014	2013
Revenue:
Marketing and Data Services	$804,911	$805,153	$792,689
IT Infrastructure Management	215,148	257,125	275,469
Total revenue	$1,020,059	$1,062,278	$1,068,158

Income (loss) from operations:
Marketing and Data Services	$46,728	$78,500	$73,696
IT Infrastructure Management	18,105	32,847	29,330
Corporate	(65,437)	(60,874)	(2,010)
Income from operations	$(604)	$50,473	$101,016

Depreciation and amortization:
Marketing and Data Services	$71,123	$49,554	$55,593
IT Infrastructure Management	43,395	52,872	60,043
Corporate	4,316	-	-
Depreciation and amortization	$118,834	$102,426	$115,636

Total assets:
Marketing and Data Services	$952,225	$649,321
IT Infrastructure Management	240,278	267,110
Corporate	129,921	406,870
Total assets	$1,322,424	$1,323,301

18.           UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2014	Quarter ended September 30, 2014	Quarter ended December 31, 2014	Quarter ended March 31, 2015
Revenue	$242,215	$260,037	$260,440	$257,367
Gross profit	49,912	54,719	56,712	51,247
Income (loss) from operations	(4,478)	3,307	5,192	(4,625)
Earnings (loss) from discontinued operations, net of tax	(1,532)	(48)	(318)	14
Net earnings (loss)	(7,604)	(1,544)	4,156	(6,039)
Net earnings (loss) attributable to Acxiom	(7,604)	(1,544)	4,156	(6,039)

Basic earnings (loss) per share:
From continuing operations	(0.08)	(0.02)	0.06	(0.08)
From discontinued operations	(0.02)	(0.00)	(0.00)	(0.00)
Attributable to Acxiom stockholders	(0.10)	(0.02)	0.05	(0.08)

Diluted earnings (loss) per share:
From continuing operations	(0.08)	(0.02)	0.06	(0.08)
From discontinued operations	(0.02)	(0.00)	(0.00)	(0.00)
Attributable to Acxiom stockholders	(0.10)	(0.02)	0.05	(0.08)

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2013	Quarter ended September 30, 2013	Quarter ended December 31, 2013	Quarter ended March 31, 2014
Revenue	$257,178	$267,777	$268,761	$268,562
Gross profit	61,073	68,670	67,331	69,642
Income (loss) from operations	23,458	19,227	19,291	(11,503)
Earnings (loss) from discontinued operations, net of tax	592	426	489	(3,696)
Net earnings (loss)	13,095	9,864	15,067	(29,223)
Net earnings (loss) attributable to Acxiom	13,180	9,839	15,067	(29,223)

Basic earnings (loss) per share:
From continuing operations	0.17	0.13	0.19	(0.33)
From discontinued operations	0.01	0.01	0.01	(0.05)
Attributable to Acxiom stockholders	0.18	0.13	0.20	(0.38)

Diluted earnings (loss) per share:
From continuing operations	0.17	0.12	0.19	(0.33)
From discontinued operations	0.01	0.01	0.01	(0.05)
Attributable to Acxiom stockholders	0.17	0.13	0.19	(0.38)

Some earnings per share amounts may not add due to rounding.

In the fourth quarter of fiscal 2015, the Company recorded $12.1 million of restructuring plan charges and adjustments recorded in gains, losses and other items, net, $7.0 million of business separation and transformation expenses recorded in selling, general and administrative expenses and $4.3 million of accelerated software amortization recorded in cost of revenue.

In the third quarter of fiscal 2015, the Company recorded $4.2 million of restructuring plan charges and adjustments recorded in gains, losses and other items, net, and $8.1 million of business separation and transformation expenses recorded in selling, general and administrative expenses.

In the second quarter of fiscal 2015, the Company recorded restructuring charges and adjustments of $0.9 million in gains, losses and other items, net, and $9.3 million of business separation and transformation expenses in selling, general and administrative expenses.

In the first quarter of fiscal 2015, the Company recorded restructuring charges and adjustments of $6.7 million and LiveRamp transaction costs of $0.8 million recorded in gains, losses and other items, net and business separation and transformation expenses of $12.0 million recorded in selling, general and administrative expenses.

In the fourth quarter of fiscal 2014, the Company recorded goodwill and other impairment charges of $25.0 million, restructuring charges of $10.7 million in gains, losses and other items, net, and business separation and transformation expenses of $6.9 million in selling, general and administrative expenses in the consolidated statement of operations.

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

In the second quarter of fiscal 2014, the Company recorded restructuring charges and loss contingency accruals of $6.6 million in gains, losses and other items, net and business separation and transformation expenses of $2.2 million in selling, general and administrative expenses in the consolidated statement of operations.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015, 2014 AND 2013

19.           SUBSEQUENT EVENTS:

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its IT Infrastructure Management business (ITO) to Charlesbank Capital Partners and M/C Partners.  Under the terms of the agreement, the Company will receive $140 million in cash at closing, and up to $50 million in contingent payments subject to certain performance metrics.  In addition, the Company will receive a 5% retained profits interest in the divested entity, subject to a defined value over which the Company will participate in profits.  The sale is expected to close in the second quarter of fiscal 2016 ending September 30, 2015, following the satisfaction of regulatory requirements and other customary closing conditions.  The Company will report ITO as a component of discontinued operations beginning in the first quarter of fiscal 2016.  The Company expects to report a gain on the sale.

The Company will use proceeds from the sale to pay down debt and to fund expansion of its share repurchase program.  As part of the revised program, the Company’s board of directors has increased its share repurchase program by $50 million.  Under the revised share repurchase program, the Company may now purchase up to $300 million of its common stock through the period ending December 31, 2016.  The Company has previously purchased $202.4 million of stock through the repurchase program, leaving remaining capacity of $97.6 million under the revised stock repurchase program.

The Company has also entered into an agreement to amend its credit agreement.  The effectiveness of the amendments contained in the agreement are conditioned on, among other things, the closing of the ITO disposition.  Once the ITO disposition is completed and the amendment becomes fully effective, certain financial covenants in the credit agreement will be modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company will not be entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the debt covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.