Form 10-Q
period 2015-06-30
ACXIOM CORP
filed 2015-08-07
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of August 3, 2015 was 77,941,249.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
June 30, 2015

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$123,192	$141,010
Trade accounts receivable, net	135,626	126,896
Deferred income taxes	23,111	25,610
Refundable income taxes	21	5,239
Restricted cash held in escrow	31,000	31,000
Other current assets	37,187	34,975
Assets from discontinued operations	163,768	172,284
Total current assets	513,905	537,014
Property and equipment, net of accumulated depreciation and amortization	179,741	176,254
Software, net of accumulated amortization	63,242	68,962
Goodwill	497,456	497,362
Purchased software licenses, net of accumulated amortization	9,492	9,551
Other assets, net	31,195	33,281
	$1,295,031	$1,322,424
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$87,186	$32,232
Trade accounts payable	39,606	30,094
Accrued expenses
Payroll	26,013	36,659
Other	55,025	62,754
Acquisition escrow payable	31,000	31,000
Deferred revenue	33,554	33,620
Liabilities from discontinued operations	50,764	57,433
Total current liabilities	323,148	283,792
Long-term debt	184,802	247,855
Deferred income taxes	76,654	80,675
Other liabilities	12,125	6,845
Commitments and contingencies
Equity:
Common stock	12,847	12,794
Additional paid-in capital	1,045,897	1,034,526
Retained earnings	590,759	591,798
Accumulated other comprehensive income	10,142	9,413
Treasury stock, at cost	(961,343)	(945,274)
Total equity	698,302	703,257
	$1,295,031	$1,322,424
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended June 30
	2015	2014

Revenues	$196,895	$186,683
Cost of revenue	117,709	113,090
Gross profit	79,186	73,593
Operating expenses:
Research and development	20,011	16,350
Sales and marketing	29,494	26,500
General and administrative	31,743	36,701
Gains, losses and other items, net	807	7,128
Total operating expenses	82,055	86,679
Loss from operations	(2,869)	(13,086)
Other income (expense):
Interest expense	(1,885)	(1,948)
Other, net	304	(106)
Total other expense	(1,581)	(2,054)
Loss from continuing operations before income taxes	(4,450)	(15,140)
Income taxes	732	(4,399)
Net loss from continuing operations	(5,182)	(10,741)
Earnings from discontinued operations, net of tax	4,143	3,137
Net loss	$(1,039)	$(7,604)

Basic earnings (loss) per share:
Net loss from continuing operations	$(0.07)	$(0.14)
Net earnings from discontinued operations	0.05	0.04
Net loss	$(0.01)	$(0.10)

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.07)	$(0.14)
Net earnings from discontinued operations	0.05	0.04
Net loss	$(0.01)	$(0.10)

Some earnings per share amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2015	2014

Net loss	$(1,039)	$(7,604)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	718	917
Unrealized gain (loss) on interest rate swap	11	(151)
Other comprehensive income	729	766
Comprehensive loss	$(310)	$(6,838)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JUNE 30, 2015
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	Earnings	income	of shares	Amount	Equity
Balances at March 31, 2015	127,938,797	$12,794	$1,034,526	$ 591,798	$ 9,413	(50,102,724)	$(945,274)	$703,257
Employee stock awards, benefit plans and other issuances	250,468	25	3,162	-	-	(65,930)	(1,118)	2,069
Tax impact of stock options, warrants and restricted stock	-	-	(77)	-	-	-	-	(77)
Non-cash share-based compensation from continuing operations	18,314	2	8,121	-	-	-	-	8,123
Non-cash share-based compensation from discontinued operations	-	-	191	-	-	-	-	191
Restricted stock units vested	264,477	26	(26)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(832,106)	(14,951)	(14,951)
Comprehensive loss:
Foreign currency translation	-	-	-	-	718	-	-	718
Unrealized loss on interest rate swap	-	-	-	-	11	-	-	11
Net loss	-	-	-	(1,039)	-	-	-	(1,039)
Balances at June 30, 2015	128,472,056	$12,847	$1,045,897	$590,759	$10,142	(51,000,760)	$(961,343)	$698,302

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2015	2014
Cash flows from operating activities:
Net loss	$(1,039)	$(7,604)
Less: Earnings from discontinued operations, net of tax	(4,143)	(3,137)
Adjustments to reconcile net loss to net cash from provided by (used in) operating activities:
Depreciation and amortization	21,775	15,920
Loss (gain) on disposal or impairment of assets	241	(254)
Deferred income taxes	(1,522)	(1,843)
Non-cash share-based compensation expense	8,123	3,925
Changes in operating assets and liabilities:
Accounts receivable, net	(8,037)	11,399
Other assets	809	3,590
Deferred costs	(425)	(211)
Accounts payable and other liabilities	(3,530)	(29,057)
Deferred revenue	(255)	(8,184)
Net cash provided by (used in) operating activities	11,997	(15,456)
Cash flows from investing activities:
Capitalized software development costs	(2,797)	(4,969)
Capital expenditures	(12,876)	(16,778)
Data acquisition costs	(430)	(635)
Net cash used in investing activities	(16,103)	(22,382)
Cash flows from financing activities:
Payments of debt	(8,099)	(4,917)
Sale of common stock, net of stock acquired for withholding taxes	2,069	(674)
Income tax impact of stock options, warrants and restricted stock	(77)	-
Acquisition of treasury stock	(14,951)	-
Net cash used in financing activities	(21,058)	(5,591)
Net cash used in continuing operations	(25,164)	(43,429)
Cash flows from discontinued operations:
Net cash provided by operating activities	11,653	17,310
Net cash provided by (used in) investing activities	(4,484)	704
Net cash used in financing activities	(153)	(585)
Net cash provided by discontinued operations	7,016	17,429
Net cash used in continuing and discontinued operations	(18,148)	(26,000)
Effect of exchange rate changes on cash	330	332
Net change in cash and cash equivalents	(17,818)	(25,668)
Cash and cash equivalents at beginning of period	141,010	418,586
Cash and cash equivalents at end of period	$123,192	$392,918

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Three Months ended June 30
	2015	2014
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,185	$2,875
Income taxes	(1,044)	297
Payments on capital leases and installment payment arrangements	216	1,235
Other debt payments	8,036	4,267
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “the Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2015 (“2015 Annual Report”), as filed with the Commission on May 27, 2015.  This report and the accompanying condensed consolidated financial statements should be read in connection with the 2015 Annual Report.  The financial information contained in this report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2016.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2015 Annual Report.

Reclassifications

During the quarter ended June 30, 2015, the Company reviewed its classification of expenses in its statement of operations. Previously, the Company reported cost of revenue in operating costs and expenses. Additionally, the Company has separated operating expenses formerly classified as components of cost of revenue and selling, general and administrative into research and development, sales and marketing, and general and administrative. The classification of these operating expenses, as well as the addition of gross profit, more closely reflects the classification within the Company’s industry and will result in an improved financial statement presentation. Expenses for prior periods have been reclassified to conform to the current-year presentation. The reclassifications had no effect on loss from operations, loss from continuing operations before income taxes, or net loss.

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

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its IT Infrastructure Management business (ITO) to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.  The business qualified for treatment as discontinued operations in the current fiscal quarter.  Accordingly, the results of operations, cash flows, and the balance sheet amounts pertaining to ITO, for all periods reported, have been classified as discontinued operations in the condensed consolidated financial statements.  Refer to Note 4, Discontinued Operations, for more information regarding the subsequent sale.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changed the requirements for determining whether a component is included in discontinued operations and required expanded disclosures that provide readers of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.  The update is effective for Acxiom beginning in the current fiscal quarter.  The update did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

2.           EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):
	For the quarter ended June 30
	2015	2014
Basic earnings (loss) per share:
Net loss from continuing operations	$(5,182)	$(10,741)
Net earnings from discontinued operations	4,143	3,137
Net loss	$(1,039)	$(7,604)

Basic weighted-average shares outstanding	77,918	76,833
Basic earnings (loss) per share:
Continuing operations	$(0.07)	$(0.14)
Discontinued operations	$0.05	$0.04
Net loss	$(0.01)	$(0.10)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,918	76,833
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	-
Diluted weighted-average shares outstanding	77,918	76,833
Diluted earnings (loss) per share:
Continuing operations	$(0.07)	$(0.14)
Discontinued operations	$0.05	$0.04
Net loss	$(0.01)	$(0.10)

Some earnings (loss) per share amounts may not add due to rounding.

Due to the net loss from continuing operations incurred by the Company during the quarters ended June 30, 2015 and 2014, the dilutive effect of options, warrants and restricted stock units covering 1.4 million and 1.5 million shares of common stock, respectively, was excluded from the diluted earnings (loss) per share calculations since the impact on the calculations was anti-dilutive.

Additional options and warrants to purchase shares of common stock and restricted stock units, including performance-based restricted stock units not meeting performance criteria, that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):
	For the quarter ended June 30
	2015	2014
Number of shares outstanding under options, warrants and restricted stock units	2,029	1,872
Range of exercise prices for options and warrants	$2.58-$62.06	$21.17-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on May 19, 2015.  Under the modified common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016. During the three months ended June 30, 2015, the Company repurchased 0.8 million shares of its common stock for $15.0 million.  Through June 30, 2015, the Company had repurchased 13.7 million shares of its stock for $217.4 million, leaving remaining capacity of $82.6 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	June 30, 2015	March 31, 2015
Foreign currency translation	$10,329	$9,612
Unrealized loss on interest rate swap	(187)	(199)
	$10,142	$9,413

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 26.4 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At June 30, 2015, there were a total of 2.2 million shares available for future grants under the plans.

On May 8, 2015, the Company’s compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company’s equity compensation plans which would permit the issuance of an additional 4.1 million shares under the plan.  That amendment will be presented for shareholder approval at the August 18, 2015 annual shareholders’ meeting and, if approved, will bring the total number of shares of the Company’s common stock available for issuance under its stock option and equity compensation plans to 30.5 million shares.

Stock Option Activity
The Company granted 426,380 stock options in the three months ended June 30, 2015.  The per-share weighted-average fair value of the stock options granted during the three months ended June 30, 2015 was $6.43.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.2%; expected option life of 4.5 years; expected volatility of 40% and a suboptimal exercise multiple of 1.4.  The dividend yield was determined to be 0.0% since Acxiom is currently not paying dividends and there are no plans to pay dividends.  The risk-free rate was determined by reference to the U.S. Treasury securities with a term equal to the life of the options.  The expected option life is an output of the lattice model.  The expected volatility was determined by considering both the historical volatility of Acxiom common stock, as well as the implied volatility of traded Acxiom options.  The suboptimal exercise multiple was determined using actual historical exercise activity of Acxiom options.

Option activity for the three months ended June 30, 2015 was as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2015	4,870,219	$15.11
Granted	426,380	$17.73
Exercised	(114,534)	$5.92		$1,337
Forfeited or cancelled	(266,442)	$28.68
Outstanding at June 30, 2015	4,915,623	$14.81	4.92	$23,091
Exercisable at June 30, 2015	3,239,911	$16.66	3.28	$10,911

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on June 30, 2015.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

Following is a summary of stock options outstanding and exercisable as of June 30, 2015:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted-average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$0.63 - $ 8.90	1,012,561	7.27 years	$1.68	308,431	$2.14
$11.08 - $ 14.42	1,404,362	4.33 years	$13.17	1,204,803	$13.12
$15.10 - $ 19.76	988,969	5.45 years	$16.94	549,649	$16.27
$20.44 - $ 25.00	1,363,721	3.78 years	$22.27	1,045,683	$22.57
$26.33 - $ 35.16	69,850	2.43 years	$32.42	55,185	$32.30
$41.38 - $ 62.06	76,160	0.32 years	$41.97	76,160	$41.97
	4,915,623	4.92 years	$14.81	3,239,911	$16.66

Total expense related to stock options for the three months ended June 30, 2015 and 2014 was approximately $2.7 million and $0.6 million, respectively.  Future expense for these options is expected to be approximately $17.2 million over the next four years.

Stock Appreciation Right (SAR) Activity
Following is a summary of SAR activity for the three months ended June 30, 2015:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2015	245,404	$40.00
Outstanding at June 30, 2015	245,404	$40.00	1.75	$-
Exercisable at June 30, 2015	-	$-	-	$-

Total expense related to SARs for the three months ended June 30, 2015 and 2014 was not material.  Future expense for these SARs is expected to be approximately $0.3 million over the next two years.

Restricted Stock Unit Activity
During the three months ended June 30, 2015, the Company granted time-vesting restricted stock units covering 634,145 shares of common stock with a value at the date of grant of $11.1 million.  Of the restricted stock units granted in the current period, 614,892 vest in equal annual increments over four years and 19,253 vest in one year.    Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the three-month period ending June 30, 2015 was as follows:

	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	2,052,865	$20.53	1.95
Granted	634,145	$17.58
Vested	(310,781)	$18.02
Forfeited or cancelled	(65,787)	$19.91
Outstanding at June 30, 2015	2,310,442	$20.07	2.27

During the three months ended June 30, 2015, the Company granted performance-based restricted stock units covering 327,187 shares of common stock with a value at the date of grant of $5.9 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2018, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the compensation committee of the board of directors for the period from April 1, 2015 to March 31, 2018.  The value of the performance-based restricted stock units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the three-month period ending June 30, 2015 was as follows:

	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	389,310	$21.12	1.57
Granted	327,187	$18.12
Forfeited or cancelled	(41,814)	$20.97
Outstanding at June 30, 2015	674,683	$19.67	2.02

Total expense related to all restricted stock units in the three months ended June 30, 2015 and 2014 was approximately $5.1 million and $3.2 million, respectively.  Future expense for these restricted stock units is expected to be approximately $43.3 million over the next four years.

Other Performance Unit Activity
Following is a summary of other performance-based unit activity for the three months ended June 30, 2015:

	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	312,575	$5.23
Outstanding at June 30, 2015	312,575	$5.23	2.11

Total expense related to other performance units for the three months ended June 30, 2015 and 2014 was not material.  Future expense for these performance units is expected to be approximately $1.2 million over the next three years.

Share-based Compensation Plan Activity Related to Discontinued Operations
The share-based compensation plan activity related to the ITO discontinued operations was not material.  At June 30, 2015, the Company had outstanding 22,827 stock options and restricted stock units covering 56,813 shares of the Company’s common stock related to associates of the ITO discontinued operations.

4.           DISCONTINUED OPERATIONS:

IT Infrastructure Management business

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its IT Infrastructure Management business (“ITO”) to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.  Beginning in the current fiscal quarter, the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the condensed consolidated financial statements.  Prior to the discontinued operations classification, the ITO business unit was included in the IT Infrastructure Management segment in the Company’s segment results.

At the closing of the transaction, the Company received approximately $133 million in cash ($140 million stated sales price less closing adjustments of $7 million). Also, the Company may receive up to a maximum of $50 million in contingent payments subject to certain performance metrics.  In addition, the Company received a 5% retained profits interest in the divested entity, subject to a defined value over which the Company will participate in profits.

On July 31, 2015, the Company applied $55 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement (see Note 8).  The Company plans to use further proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes. The Company expects to report a gain on the sale.

The Company also entered into an agreement to amend its credit agreement.  The effectiveness of the amendments contained in the agreement are conditioned on, among other things, the closing of the ITO disposition.  Once the ITO disposition is completed and the amendment becomes fully effective, certain financial covenants in the credit agreement will be modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016 (see Note 8).  Additionally the Company will not be entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the debt covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

Summary results of operations of ITO for the three months ended June 30, 2015 and 2014, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations. The Company allocated interest expense associated with the $55 million repayment of Company indebtedness, required to comply with the existing credit agreement, to the ITO discontinued operating business.  Allocated interest expense for the three months ended June 30, 2015 and 2014 was $0.3 million in each period, respectively.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	For the Three Months ended June 30
	2015	2014
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$52,580	$55,532
Cost of revenue	40,568	43,104
Gross profit	12,012	12,428
Operating expenses:
Sales and marketing	998	554
General and administrative	3,768	2,942
Gains, losses and other items, net	-	324
Total operating expenses	4,766	3,820
Income from discontinued operations	7,246	8,608
Interest expense	(564)	(624)
Other, net	(3)	(306)
Income from discontinued operations before income taxes	6,679	7,678
Income taxes	2,536	3,009
Earnings from discontinued operations, net of tax	$4,143	$4,669

The carrying amounts of the major classes of assets and liabilities of ITO are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the condensed consolidated balance sheets. The following is a reconciliation of the major classes of assets and liabilities of the discontinued operations (dollars in thousands):
	June 30, 2015	March 31, 2015
Trade accounts receivable, net	$31,497	$35,743
Deferred income taxes	2,024	2,762
Other current assets	10,849	10,707
Property and equipment, net of accumulated depreciation and amortization	41,517	44,336
Goodwill	71,508	71,508
Purchased software licenses, net of accumulated amortization	4,763	3,943
Other assets, net	1,610	3,173
Assets from discontinued operations	$163,768	$172,172

Current installments of long-term debt	$683	$653
Trade accounts payable	4,731	8,857
Accrued expenses	7,661	7,480
Deferred revenue	2,222	3,658
Long-term debt	6,501	6,684
Deferred income taxes	22,390	22,716
Other liabilities	5,627	6,377
Liabilities from discontinued operations	$49,815	$56,425

U.K. call center operation

On May 30, 2014, the Company substantially completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  Some assets of the 2Touch operation were subject to a second closing, which occurred in March 2015, resulting in the complete disposal of the operation.  The 2Touch business qualified for treatment as discontinued operations beginning in the first quarter of fiscal 2015.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the condensed consolidated financial statements.

Summary results of operations of the 2Touch business unit for the three months ended June 30, 2015 and 2014 are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations and are as follows (dollars in thousands):
	For the three months ended June 30
	2015	2014
Revenues	$-	$5,762

Earnings from discontinued operations before income taxes	$-	$343
Loss on sale of discontinued operations before income taxes	-	(1,875)
Income taxes	-	-
Loss from discontinued operations, net of tax	$-	$(1,532)

The carrying amounts of the major classes of assets and liabilities of the 2Touch business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the consolidated balance sheets and are as follows (dollars in thousands):
	June 30, 2015	March 31, 2015
Trade accounts receivable, net	$-	$112
Assets from discontinued operations	$-	$112

Other accrued expenses	$949	$1,008
Liabilities from discontinued operations	$949	$1,008

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):
	June 30, 2015	March 31, 2015
Prepaid expenses	$22,205	$20,684
Assets of non-qualified retirement plan	14,815	14,174
Other miscellaneous assets	167	117
Other current assets	$37,187	$34,975

Other noncurrent assets consist of the following (dollars in thousands):
	June 30, 2015	March 31, 2015
Acquired intangible assets, net	$21,666	$22,902
Deferred data acquisition costs	2,404	2,347
Deferred expenses	4,773	5,078
Other miscellaneous noncurrent assets	2,352	2,954
Noncurrent assets	$31,195	$33,281

6.           GOODWILL:

As discussed in Note 9 – Segment Information, during the first quarter of fiscal year 2016, the Company changed its organizational structure which resulted in a change of operating segments and reporting units. As a result, goodwill was re-allocated to the new reporting units using a relative fair value approach. In addition, the Company completed an assessment of any goodwill impairment for all reporting units as described below.

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2015 indicated no potential impairment of its goodwill balances.

The carrying amount of goodwill, by operating segment, at June 30, 2015, and the changes in those balances are presented in the following table (dollars in thousands).
	Marketing Services and Audience Solutions	Connectivity	Total
Balance at March 31, 2015	$402,645	$94,717	$497,362

Change in foreign currency translation adjustment	77	17	94
Balance at June 30, 2015	$402,722	$94,734	$497,456

Goodwill by component included in the Marketing Services and Audience Solutions segment as of June 30, 2015 is: U.S., $388.6 million; Asia/Pacific (APAC), $13.5 million; and Brazil, $0.6 million.  Goodwill by component included in the Connectivity segment as of June 30, 2015 is: U.S., $91.1 million; and APAC, $3.6 million.  Goodwill related to the ITO discontinued operating business was $71.5 million (see Note 4).

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

7.           PROPERTY AND EQUIPMENT:

Property and equipment of the Company’s continuing operations, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	June 30, 2015	March 31, 2015
Land	$6,737	$6,737
Buildings and improvements	218,982	202,439
Data processing equipment	243,741	245,538
Office furniture and other equipment	36,276	51,007
	505,736	505,721
Less accumulated depreciation and amortization	325,995	329,467
	$179,741	$176,254

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $9.9 million and $9.2 million for the three months ended June 30, 2015 and 2014, respectively.

8.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	June 30, 2015	March 31, 2015
Term loan credit agreement	$262,500	$270,000
Capital leases and installment payment obligations on buildings and equipment payable in monthly payments of principal plus interest at a rate of approximately 4%	-	63
Other debt and long-term liabilities	9,488	10,024
Total long-term debt and capital leases	271,988	280,087
Less current installments	87,186	32,232
Long-term debt, excluding current installments	$184,802	$247,855

The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan is payable in quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $106.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At June 30, 2015, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at June 30, 2015 or March 31, 2015.  The weighted-average interest rate on term loan borrowings at June 30, 2015 was 2.3%.  Outstanding letters of credit at June 30, 2015 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2015, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition which occurred on July 31, 2015 (see Note 4).  As a result, beginning on July 31, 2015, the amendment provides that certain financial covenants in the credit agreement are modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the debt covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.  On July 31, 2015, the Company applied $55 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement.  The amount is classified as current portion of long-term debt as of June 30, 2015.  The Company allocated interest expense associated with the $55 million repayment to the ITO discontinued operating business.  Allocated interest expense for the three months ended June 30, 2015 and 2014 was $0.3 million.

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2015 was 0.28%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended June 30, 2015.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of June 30, 2015, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.2 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2015.

9.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.7 million at June 30, 2015 and $4.4 million at March 31, 2015.

10.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.

During the first quarter of fiscal 2016, the Company realigned its organizational structure to better reflect its business strategy. On May 20, 2015, the Company entered into a definitive agreement to sell its IT Infrastructure Management business to Charlesbank Capital Partners and M/C Partners to more sharply focus on growing our Marketing & Data Services businesses. As a result of this transaction and the organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Thus, beginning in fiscal year 2016, the Company will report its financial performance based on the following new segments: Marketing Services and Audience Solutions, and Connectivity. Prior period amounts have been adjusted to conform to the way the Company internally managed and monitored segment performance during the first quarter of fiscal year 2016.

Revenue and cost of revenue are generally directly attributed to the segments. Certain revenue contracts are allocated among the segments based on the relative value of the underlying products and services. Cost of revenue is directly charged in most cases and allocated in certain cases based upon proportional usage.

Operating expenses are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified product supported.
•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.
•
General and administrative expenses, including costs of: legal, information technology, human resources, finance, and integration and restructuring costs, are generally not allocated to the segments unless directly attributable.

•	Gains, losses and other items, net are not allocated to the segment groups.

The following tables present information by business segment (dollars in thousands).  The prior-year segment information has been restated to conform to the new segment presentation:
	For the three months ended June 30
	2015	2014
Revenues:
Marketing Services and Audience Solutions	$176,276	$182,349
Connectivity	20,619	4,334
Total revenues	$196,895	$186,683

Gross profit:
Marketing Services and Audience Solutions	$72,019	$77,224
Connectivity	8,609	(3,631)
Corporate	(1,442)	-
Total gross profit	$79,186	$73,593

Income (loss) from operations:
Marketing Services and Audience Solutions	$38,287	$46,221
Connectivity	(8,025)	(14,261)
Corporate	(33,131)	(45,046)
Total loss from operations	$(2,869)	$(13,086)

11.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the three months ended June 30, 2015 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Continuing operations:
Balance at March 31, 2015	$7,211	$5,228	$12,439
Charges and adjustments	465	-	465
Payments	(4,537)	(627)	(5,164)
Balance at June 30, 2015	$3,139	$4,601	$7,740

Discontinued operations:
Balance at March 31, 2015		$8,422
Charges and adjustments		-
Payments		(476)
Balance at June 30, 2015		$7,946

The above balances from continuing operations are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the three months ended June 30, 2015, the Company recorded a total of $0.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $0.5 million and leasehold improvement write offs of $0.3 million.

The associate-related accruals of $0.5 million resulted from an increase to adjust the fiscal 2015 restructuring.  These costs are expected to be paid out in fiscal 2016.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million.

The associate-related accruals of $13.3 million related to the termination of associates in the United States, Europe, Australia, and China and included an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $3.1 million remained accrued as of June 30, 2015.  These costs are expected to be paid out in fiscal 2016.

The lease accruals of $6.5 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for 2015, $4.6 million remained accrued as of June 30, 2015.

Restructuring Plans of Discontinued Operations

As part of its restructuring plans in fiscal years prior to fiscal 2016, the Company recorded lease accruals included in gains, losses and other items, net in the consolidated statement of operations.  The lease accruals were evaluated under the accounting standards which govern exit costs.  These liabilities will be paid out over the remainder of the leased properties’ terms, of which the longest continues through November 2021.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liability for these leases, which would impact net income in the period the adjustment is recorded.  The remaining amount accrued at June 30, 2015 is $7.9 million.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended June 30
	2015	2014
Restructuring plan charges and adjustments	803	6,348
LiveRamp acquisition-related costs	-	780
Other	4	-
	$807	$7,128

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

A putative class action is pending against the Company, Acxiom Information Security Systems (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom (now known as Acxiom Identity Solutions, LLC), in the United States District Court for the Eastern District of Virginia.  This action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward, disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act. The parties have reached a tentative settlement agreement and the Company has accrued $3.7 million as its estimate of its probable loss associated with this matter.  On July 29, 2015, the Court heard the Plaintiffs’ motion for final approval of the class action settlement and request for attorneys’ fees.  A ruling is expected in August, 2015.  The Company believes the chances of additional loss are remote.

In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments related to continuing operations over the next 25 years of $97.8 million.  The Company has a future commitment for lease payments related to discontinued operations over the next 7 years of $38.1 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At June 30, 2015, the Company’s maximum potential future payments under this guarantee were $0.9 million.

13.           INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate for the current fiscal year is impacted by state income taxes, losses in foreign jurisdictions, and nondeductible share-based compensation.  State income taxes are influenced by the geographic and legal entity mix of the Company’s U.S. income as well as the diversity of rules among the states.  In addition, the Company qualifies for research tax credits in certain states.  The Company does not record a tax benefit for certain foreign losses due to uncertainty of future benefit.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At June 30, 2015, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,815	$-	$-	$14,815
Total assets	$14,815	$-	$-	$14,815

Liabilities:
Other accrued expenses	$-	$188	$-	$188
Total liabilities	$-	$188	$-	$188

15.           SUBSEQUENT EVENTS:

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its IT Infrastructure Management business (“ITO”) to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.  Beginning in the current fiscal quarter, the Company reported the results of operations, cash flows, and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the condensed consolidated financial statements (see Notes 1 and 4).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition that occurred on July 31, 2015 (see Note 8).

PART I.  FINANCIAL INFORMATION
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview
Acxiom is an enterprise data, analytics, and software-as-a-service company. For over 45 years, Acxiom has been an innovator in harnessing the powerful potential of data to strengthen connections between people, businesses, and their partners. We focus on creating connections that enable better results for our clients and better living for their customers.

Founded in 1969 in Conway, Arkansas, Acxiom’s culture and roots are grounded in service and excellence. We take pride in helping our clients efficiently use data to create personalized customer experiences. Our Company serves customer-centric clients in the North America, Europe, South America, and Asia-Pacific. Our client list includes many of the largest organizations in the world across most major industry verticals, including financial services and insurance, automotive, retail, telecommunications, technology, healthcare, travel, entertainment, non-profit, and government.

During fiscal 2015, the Company completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  The business qualified for treatment as discontinued operations beginning in the first quarter of fiscal 2015.  Accordingly, the results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch, for all periods reported, have been classified as discontinued operations in the condensed consolidated financial statements.  Unless otherwise indicated, we refer to captions such as revenues, earnings, and earnings per share from continuing operations attributable to the Company simply as “revenues”, “earnings”, and “earnings per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our condensed consolidated financial statements relates to continuing operations unless otherwise indicated.

During fiscal 2015, the Company acquired all of the outstanding shares of LiveRamp, Inc. (“LiveRamp”), a leading service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the consolidated financial statements beginning in the second quarter of fiscal 2015.  LiveRamp is included in the Connectivity segment.  Under the terms of the merger agreement, the Company paid $265.7 million, net of cash acquired, in cash for all outstanding LiveRamp shares.  The purchase price for the acquisition also included certain replacement stock options issued to LiveRamp employees resulting in an acquisition date total fair value of consideration transferred for LiveRamp of approximately $272.7 million.

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its IT Infrastructure Management business (“ITO”) to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.  Beginning in the current fiscal quarter, the Company will report the results of operations, cash flows, and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the condensed consolidated financial statements.  Prior to receiving the discontinued operations classification, the ITO business unit was included in the IT Infrastructure Management segment in the Company’s segment results.

At the closing of the transaction, the Company received approximately $133 million in cash ($140 million stated sales price less closing adjustments of $7 million). Also, the Company may receive up to a maximum of $50 million in contingent payments subject to certain performance metrics.  In addition, the Company received a 5% retained profits interest in the divested entity, subject to a defined value over which the Company will participate in profits.

On July 31, 2015, the Company applied $55 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement (see Note 8).  The Company plans to use further proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes.

Operating Segments

During the first quarter of fiscal 2016, the Company realigned its organizational structure to better reflect its business strategy. On May 20, 2015, the Company entered into a definitive agreement to sell its IT Infrastructure Management business to Charlesbank Capital Partners and M/C Partners to more sharply focus on growing our Marketing & Data Services businesses. As a result of this transaction and the organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Thus, beginning in fiscal year 2016, the Company will report its financial performance based on our new segments: Marketing Services and Audience Solutions and Connectivity.

Our segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 9 – Segment Information of the Notes to Condensed Consolidated Financial Statements.

The Company plans to report Marketing Services and Audience Solutions as separate segments in the future.  Reporting as separate segments will begin once the operational and financial separation activities are complete.

Marketing Services and Audience Solutions

Our Marketing Services and Audience Solutions segment provides industry-leading solutions and services that help our clients organize and activate data to better manage audiences, personalize customer experiences, create more profitable customer relationships, and recognize and reach desired audiences.  In serving our clients, we: 1) create a unified and privacy-compliant view of our clients’ data (online, offline, 1st, 2nd, and 3rd party) to enable higher levels of engagement and customer value creation; 2) activate omni-channel insights about our client’s customers through application and channel integrations; 3) provide focused full-service client programs to assess, test, and guide the execution of core marketing programs using these solutions; and 4) leverage our data and decision sciences assets to identify, segment and differentiate our clients’ audiences for more effective marketing and superior customer experiences.  Our services deliver differentiated client value as we combine open solutions and core client systems with flexible integrations using Acxiom’s ecosystem of over 200 marketing technology partners.

The Marketing Services and Audience Solutions segment consists of the following service offerings: Marketing Database Services, Impact Email Platform and Services, Consulting, and Audience Solutions.

Marketing Database

Our Marketing Database line of business provides solutions that help our clients break down marketing data silos, unify both online and offline data into a central repository, and make that data actionable. We design, build, and manage consumer marketing databases for our clients, enabling them to collect and analyze information from all sources to increase customer acquisition, retention, and loyalty. Using available information across all channels and data sources, our clients are able to generate greater customer insights and increase the relevance of their marketing offers. Through our growing partner network, clients are able to integrate their data with best of breed marketing solutions while respecting and protecting customer privacy.

Marketing Database services are generally provided under long-term contracts. Our revenue is primarily comprised of recurring monthly billings, and to a lesser extent, other volume and variable based billings.

Impact Email Platform and Services

Acxiom Impact provides email and cross-channel data-driven marketing solutions for enterprise marketers, including a proprietary marketing platform and full service agency. The Acxiom Impact platform offers technology solutions to support the complex needs of large-scale, sophisticated marketers seeking to employ advanced email and cross-channel marketing. The Acxiom Impact Agency provides a full suite of marketing services, including analytic and campaign services such as campaign strategy, campaign operations and creative services.

Acxiom Impact revenue is comprised of 1) volume-based fees for the use of the Impact email platform and 2) project-based and retainer-based fees for associated agency services.

Consulting

Our Consulting business helps organizations improve customer intimacy and trust through marketing science. We assist in the integration of enabling technologies to optimize the marketing value chain in an effort to deliver superior results for our clients.

Consulting revenue is comprised primarily of project-based fees.

Audience Solutions

Our Audience Solutions offerings help clients recognize and reach desired audiences. Leveraging the Company’s data and decision sciences assets, clients can identify, segment and differentiate their audiences for more effective marketing and superior customer experiences. These offerings include InfoBase, our large consumer data store that serves as the basis for Acxiom’s consumer demographics products, and AbiliTec, our patented identity resolution technology which assists our clients in resolving and managing variations of customer identity over time and across multiple media channels. Other Audience Solutions offerings include industry-specific behavioral segmentation products (Personicx) that provide an accurate basis for describing marketing audiences and Audience Propensities, which score consumers on likely future behaviors or affinities. Both Personicx and Audience Propensities are derived from ongoing data analysis and modeling built on top of the InfoBase consumer store, as well as additional market-specific performance data.

Our Audience Solutions revenue is comprised primarily of licensing fees, which are typically in the form of recurring monthly billings, but can also be based on transactional volume or one-time usage. Our Marketing Database clients are a significant channel for our Audience Solutions offerings.

Connectivity

Our Connectivity segment focuses on connecting client data with the marketing ecosystem to enable better customer experiences. Through LiveRamp Connect, we help our clients onboard and distribute customer data across a growing network of more than 200 partners. Clients use LiveRamp Connect to measure the impact of digital marketing campaigns on sales and reach consumers with relevant messages across channels and devices.

Our Connectivity revenue is comprised primarily of recurring subscription fees paid by advertisers, and to a lesser extent, transactional revenue from certain digital publishers and addressable TV providers in the form of revenue-sharing agreements.

Notable Results and Events

Notable results and events of the quarter ended June 30, 2015 are identified below.

•	Revenues of $196.9 million, a 5.5% increase from $186.7 million in the same quarter a year ago.

•	Cost of revenue of $117.7 million, a 4.1% increase from $113.1 million in the same quarter a year ago.

•	Gross margin increased from 39.4% to 40.2%.

•	Total operating expenses of $82.1 million, a 5.3% decrease from $86.7 million in the same quarter a year ago.

•	Cost of revenue and operating expenses for the quarters ending June 30, 2015 and 2014 include the following items:

o	Non-cash stock compensation of $8.1 million and $3.9 million, respectively (cost of revenue and operating expenses)

o	Purchased intangible asset amortization of $3.8 million and $0.1 million, respectively (cost of revenue)

o	Separation and business transformation costs of $3.4 million and $10.5 million, respectively (operating expenses)

o	Accelerated amortization of $1.4 million and $0.0 million, respectively (cost of revenue)

o	Restructuring charges and other adjustments of $0.8 million and $7.1 million, respectively (operating expenses)

•	Net loss from continuing operations of $5.2 million, compared to net loss from continuing operations of $10.7 million in the same quarter a year ago.

•	The Company repurchased 0.8 million shares of its common stock for $15.0 million.

•
On May 20, 2015, the Company announced it had entered into a definitive agreement to sell it IT Infrastructure Management business (ITO) to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended June 30, 2015.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):
	For the three months ended June 30
	2015	2014	% Change
Revenues	$196,895	$186,683	5%
Cost of revenue	117,709	113,090	4%
Gross profit	79,186	73,593	8%
Operating expenses	82,055	86,679	(5%)
Loss from operations	$(2,869)	$(13,086)	78%
Diluted loss per share	$(0.07)	$(0.14)	52%

Revenues
The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):
	For the three months ended June 30
	2015	2014	% Change
Marketing Services and Audience Solutions	$176,276	$182,349	(3%)
Connectivity	20,619	4,334	376%
Total revenues	$196,895	$186,683	5%

Total revenues increased 5.5%, or $10.2 million, to $196.9 million in the quarter ended June 30, 2015 from $186.7 million in the same quarter a year ago.

Marketing Services and Audience Solutions (MSAS) revenue for the quarter ended June 30, 2015 was $176.3 million, a $6.1 million, or -3.3%, decrease compared to the same quarter a year ago. On a geographic basis, U.S. MSAS revenue decreased to $158.7 million in the current quarter from $159.7 million in the same quarter a year ago, due to increases in Digital data revenue through our publisher and digital partner network and increases in existing marketing database volumes offset by a few contract terminations and volume decreases. International MSAS revenue decreased $5.1 million, or 22.5%.  Excluding the unfavorable impact of exchange rates, International MSAS revenue decreased $2.8 million, primarily due to the exit from the Europe transactional data business in fiscal year 2015 ($2.4 million).  By line of business, MSAS revenue increases in US Marketing Database ($1.1 million or 1.6%) were offset by declines in Email Platform and Services ($0.7 million or 3.6%), Europe Marketing Database ($0.9 million), and Audience Solutions ($5.5 million or 7.5%).  Audience Solutions was impacted by the restructuring in Europe.

Connectivity revenue for the quarter ended June 30, 2015 was $20.6 million, a $16.3 million, or 376%, increase compared to the same period a year ago.  The increase was related to the LiveRamp acquisition, which contributed $16.2 million in the current quarter.

Cost of revenue and Gross profit
The following table presents the Company’s cost of revenue and Gross profit for each of the periods presented (dollars in thousands):
	For the three months ended June 30
	2015	2014	% Change
Cost of revenue	$117,709	$113,090	4%
Gross profit	$79,186	$73,593	8%
Gross margin	40.2%	39.4%	8%

Cost of revenue was $117.7 million for the quarter ended June 30, 2015, a $4.6 million, or 4.1%, increase from the same quarter a year ago.  Cost of revenue increased $3.7 million due to purchased intangible asset amortization primarily from the LiveRamp acquisition, and $1.4 million due to accelerated software amortization.

Gross margins increased to 40.2% from 39.4% between the two comparable periods.  U.S. gross margins increased to 41.8% from 40.4%. Excluding the impact of purchased intangible asset amortization and accelerated software amortization in the current period, U.S. gross margins increased to 45.0% in the current year. International gross margins decreased to 25.6% from 33.1% due to the impact of lower revenue in Australia and Europe.

Operating Expenses
The following table presents the Company’s operating expenses for each of the periods presented (dollars in thousands):
	For the three months ended June 30
	2015	2014	% Change
Research and development	$20,011	$16,350	22%
Sales and marketing	29,494	26,500	11%
General and administrative	31,743	36,701	(14%)
Gains, losses and other items, net	807	7,128	(89%)
Total operating expenses	$82,055	$86,679	(5%)

Research and development (R&D) expenses of $20.0 million increased $3.7 million, or 22%, compared to the same quarter a year ago.  Current quarter expenses included $3.4 million of non-cash stock compensation compared to $0.4 million in the prior period, primarily related to the LiveRamp acquisition.  Excluding non-cash stock compensation, R&D increased $0.6 million, or 3.8%, and is 8.4% of total revenues compared to 8.6% in the prior year.  The increase is due to increased investment in MSAS R&D of approximately $6.0 million offset by cost savings realized by the combination of the LiveRamp and existing Connectivity development teams.

Sales and marketing (S&M) expenses of $29.5 million increased $3.0 million, or 11.3%, compared to the same quarter a year ago.  Current quarter expenses included $1.3 million of non-cash stock compensation compared to $0.6 million in the prior year.  Excluding non-cash stock compensation, S&M expense increased $2.3 million, or 8.9%, and is 15.0% of total revenues compared to 14.2% in the prior year.  The increase is due to investment in Connectivity sales (from the LiveRamp acquisition) offset by reductions in International operations.

General and administrative (G&A) expenses of $31.7 million decreased $5.0 million, or 13.5%, compared to the same quarter a year ago.  Current quarter expenses included $3.4 million of expenses related to separation and transformation of the ITO business from the Company’s ongoing businesses and related business transformation activities compared to $10.5 million of similar costs in the prior year.  Additionally, G&A includes $2.8 million and $2.5 million of non-cash stock compensation expense in each of the periods, respectively. Excluding separation and transformation costs and non-cash stock compensation expenses, G&A expense increased $1.8 million, or 7.6% and is 13.0% of total revenues compared to 12.7% in the prior year.  The increase is due to G&A expenses associated with the acquisition of LiveRamp as well as higher third party costs.

Gains, losses and other items, net of $0.8 million decreased $6.3 million, or 89%, compared to the same quarter a year ago.  The decrease is due to Europe restructuring charges related to severance ($3.1 million), U.S. restructuring charges related to lease reserves ($2.6 million), and LiveRamp acquisition charges ($0.8 million) that were incurred in the prior year period.

Income (Loss) from Operations and Profit (Loss) Margins
The following table presents the Company’s income (loss) from operations and margin by segment for each of the periods presented (dollars in thousands):
	For the three months ended June 30
	2015	2014
Operating income (loss) and margin:
Marketing Services and Audience Solutions	$38,287	$46,221
	21.7%	25.3%
Connectivity	$(8,025)	$(14,261)
	(38.9%)	(329.0%)
Corporate	$(33,131)	$(45,046)
Total operating loss	$(2,869)	$(13,086)
Total operating margin	(1.5%)	(7.0%)

MSAS income from operations was $38.3 million, a 21.7% margin, for the quarter ended June 30, 2015 compared to $46.2 million, a 25.3% margin, for the same quarter a year ago.  Excluding the impact of purchased intangible asset amortization and non-cash stock compensation, operating income decreased $7.0 million and margins declined from 25.9% to 22.8%.  U.S. margins decreased to 24.5% in the current quarter from 29.4%, while International had a small operating loss in both periods.  The U.S. margins were impacted by ongoing research and development and sales and marketing investments.  International margins were impacted by lower performance in Europe and Australia.

Connectivity loss from operations was $8.0 million, a negative 38.9% margin, for the quarter ended June 30, 2015 compared to a loss of $14.3 million, a negative 329.0% margin, for the same quarter a year ago.  The improvement is due to the acquisition of LiveRamp in the second quarter of fiscal 2015.

Corporate loss from operations was $33.1 million in the quarter ended June 30, 2015.  The losses include separation and transformation costs of $3.4 million recorded in G&A expenses compared to $10.5 million in the same quarter a year ago, and restructuring charges and other adjustments of $0.8 million recorded in gains, losses and other items, net compared to $7.1 million in the prior year. Excluding separation and transformation costs and restructuring charges and other adjustments, corporate loss from operations was $28.9 million, an increase of $1.5 million or 5.5%.

Other Expense, Income Taxes and Other Items
Interest expense was $1.9 million for the quarter ended June 30, 2015 compared to $1.9 million for the same quarter a year ago. The average term loan balance decreased approximately $20 million and the average interest rate increased by approximately 10 basis points.

Other income was $0.3 million in the current year compared to other expense of $0.1 million in the prior year.  Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Income tax expense was $0.7 million on pretax loss of $4.5 million for the quarter ended June 30, 2015.  Income tax benefit was $4.4 million on pretax loss of $15.1 million for the same period last year. The effective tax rates for both periods were impacted by amounts and timing of losses in foreign jurisdictions and state income taxes. The Company does not record the income tax benefit of certain of those losses due to the uncertainty of the future benefit.  In addition, the quarter ended June 30, 2015 was impacted by nondeductible share-based compensation.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2015 totaled $190.8 million, a $62.4 million decrease when compared to $253.2 million at March 31, 2015, due to the increase in the current installments of long-term debt of $55.0 million. In connection with the sale of ITO, the Company was required to prepay $55.0 million of the term loan using proceeds from the transaction in order to comply with the Company’s credit agreement.

The Company’s cash is primarily located in the United States.  Approximately $11.9 million of the total cash balance of $123.2 million, or approximately 9.6%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 63 days at June 30, 2015 compared to 56 days at March 31, 2015, and is calculated as follows (dollars in thousands):

	June 30, 2015	March 31, 2015
Numerator – trade accounts receivable, net	$135,626	$126,896
Denominator:
Quarter revenue	196,895	205,734
Number of days in quarter	91	90
Average daily revenue	$2,164	$2,286
Days sales outstanding	63	56

Net cash provided by operating activities was $12.0 million for the quarter ended June 30, 2015, compared to cash used of $15.5 million in the same period a year ago.  The $27.5 million increase resulted from changes in accounts payable and other liabilities ($25.6 million), due in part to lower incentive compensation payments in the current year.

Investing activities used $16.1 million in cash during the quarter ended June 30, 2015 compared to $22.4 million in the same period a year ago.  Current year investing activities primarily consisted of capital expenditures ($12.9 million) and capitalization of software ($2.8 million).

Financing activities used $21.1 million in cash during the quarter ended June 30, 2015 compared to $5.6 million in the same period a year ago.  Financing activities in the current year period primarily consisted of treasury stock purchases of $15.0 million and payments of debt of $8.1 million, including capital lease and installment credit payments of $0.1 million and other debt payments of $8.0 million.  The acquisition of treasury stock consisted of payments of $15.0 million for 0.8 million shares of the Company’s stock pursuant to the board of directors’ approved stock repurchase plan.  Under the Company’s common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016.  Through June 30, 2015, the Company has purchased a total of 13.7 million shares of its stock for $217.4 million, leaving remaining capacity of $82.6 million under the program.

Net cash provided by discontinued operations was $7.0 million during the quarter ended June 30, 2015 compared to $17.4 million in the same period a year ago.  The decrease is primarily due to an increase in capital expenditures ($2.3 million), proceeds related to the disposition of 2Touch in the first quarter of fiscal 2015 ($2.9 million), and overall changes in working capital ($1.4 million).

Credit and Debt Facilities
The Company’s amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan agreement is payable in quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $106.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At June 30, 2015, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at June 30, 2015 or March 31, 2015.  The weighted-average interest rate on term loan borrowings at June 30, 2015 was 2.3%.  Outstanding letters of credit at June 30, 2015 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2015, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition which occurred on July 31, 2015 (see Note 4).  As a result, beginning on July 31, 2015, the amendment provides that certain financial covenants in the credit agreement are modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the debt covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.  On July 31, 2015, the Company applied $55 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement.  The Company allocated interest expense associated with the $55 million repayment to the ITO discontinued operating business.  Allocated interest expense for the three months ended June 30, 2015 and 2014 was $0.3 million.

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2015 was 0.28%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended June 30, 2015.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of June 30, 2015, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.2 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2015.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At June 30, 2015 the Company’s maximum potential future payments under this guarantee were $0.9 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2015.   The table does not include the future payment of liabilities related to uncertain tax positions of $3.6 million or the future payment, if any, against the Company’s interest rate swap liability of $0.2 million as the Company is not able to predict the periods in which the payments will be made. The column for 2016 represents the nine months ending March 31, 2016.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2016	2017	2018	2019	2020	Thereafter	Total
Term loan	$77,500	$30,000	$37,500	$117,500	$-	$-	$262,500
Other debt and long-term liabilities	1,633	2,243	2,319	1,583	1,362	348	9,488
Total long-term debt and capital leases	79,133	32,243	39,819	119,083	1,362	348	271,988
Operating lease payments	12,960	14,764	12,625	11,523	10,106	35,814	97,792
Total contractual cash obligations	$92,093	$47,007	$52,444	$130,606	$11,468	$36,162	$369,780

	For the years ending March 31
	2016	2017	2018	2019	2020	Thereafter	Total
Total purchase commitments	$29,881	$23,054	$9,337	$7,486	$6,370	$4,750	$80,878

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  Purchase commitments related to discontinued operations that are not included above are: 2016, $10.5 million; 2017, $5.8 million; 2018, $0.2 million; and 2019, $0.1 million.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2016 of $7.8 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2015 (dollars in thousands):

Lease guarantee	$894
Outstanding letters of credit	2,138
Surety bonds	420

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2015 Annual Report.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2015 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2015 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

Valuation of Goodwill
Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with applicable accounting standards, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization.  The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the quarter ended June 30, 2015 indicated no potential impairment of its goodwill balances.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changed the requirements for determining whether a component is included in discontinued operations and required expanded disclosures that provide readers of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.  The update is effective for Acxiom beginning in the current fiscal quarter.  The update did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

Forward-looking statements may include but are not limited to the following:

•	management’s expectations about the macro economy;

•	statements containing a projection of revenues, expenses, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

•	statements of the plans and objectives of management for future operations:

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

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2015 Annual Report and those described from time to time in our future reports filed with the SEC;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both June 30, 2015 and March 31, 2015, the fair value of the Company’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc. (now known as Acxiom Identity Solutions, LLC, a Colorado limited liability company), a subsidiary of the Company.  The action seeks to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward,  disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward,  were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleges various violations of the Fair Credit Reporting Act and seeks injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The parties have reached a tentative settlement agreement and the Company has accrued $3.7 million as its estimate of its probable loss associated with this matter.  On July 29, 2015, the Court heard the Plaintiffs’ motion for final approval of the class action settlement and request for attorneys’ fees.  A ruling is expected in August, 2015.  The Company believes the chances of additional loss are remote.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/15 – 4/31/15	0	n/a	0	$97,555,984
5/1/15 – 5/31/15	0	n/a	0	97,555,984
6/1/15 – 6/30/15	832,106	17.97	832,106	82,604,445
Total	832,106	17.97	832,106	$82,604,445

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on May 19, 2015.  Under the modified common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016. Through June 30, 2015, the Company had repurchased 13.7 million shares of its stock for $217.4 million, leaving remaining capacity of $82.6 million under the stock repurchase program.

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

10.2
First Amendment to the 2005 Stock Purchase Plan of Acxiom Corporation  (previously filed on May 27, 2015, as Exhibit 10.2 to Acxiom Corporation’s Annual Report on Form 10-K,
and incorporated herein by reference)

10.3
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation
(previously filed on May 27, 2015, as Exhibit 10.6 to Acxiom Corporation’s Annual Report
on Form 10-K, and incorporated herein by reference)

10.4
Amended and Restated 2010 Executive Officer Severance Policy (previously filed on May
27, 2015, as Exhibit 10.7 to Acxiom Corporation’s Annual Report on Form 10-K, and
incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at
June 30, 2015, and March 31, 2015, (ii) Condensed Consolidated Statements of Operations
for the three months ended June 30, 2015 and 2014,  (iii) Condensed Consolidated
Statements of Comprehensive Loss for the three months ended June 30, 2015 and 2014,
(iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended
June 30, 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial
Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  August 7, 2015

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

10.2
First Amendment to the 2005 Stock Purchase Plan of Acxiom Corporation (previously filed on May 27, 2015, as Exhibit 10.2 to Acxiom Corporation’s Annual Report on Form 10-K,
and incorporated herein by reference)

10.3
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation
(previously filed on May 27, 2015, as Exhibit 10.6 to Acxiom Corporation’s Annual Report
on Form 10-K, and incorporated herein by reference)

10.4
Amended and Restated 2010 Executive Officer Severance Policy (previously filed on May
27, 2015, as Exhibit 10.7 to Acxiom Corporation’s Annual Report on Form 10-K, and
incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at
June 30, 2015, and March 31, 2015, (ii) Condensed Consolidated Statements of Operations
for the three months ended June 30, 2015 and 2014, (iii) Condensed Consolidated
Statements of Comprehensive Loss for the three months ended June 30, 2015 and 2014,
(iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended
June 30, 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial
Statements, tagged in detail.