Form 10-Q
period 2015-09-30
ACXIOM CORP
filed 2015-11-06
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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

The number of shares of Common Stock, $ 0.10 par value per share, outstanding as of November 2, 2015 was 77,873,928.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
September 30, 2015

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)
	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$180,945	$141,010
Trade accounts receivable, net	135,894	126,896
Deferred income taxes	15,511	25,610
Refundable income taxes	5,097	5,239
Restricted cash held in escrow	130	31,000
Other current assets	37,807	34,975
Assets from discontinued operations	2,000	172,284
Total current assets	377,384	537,014
Property and equipment, net of accumulated depreciation and amortization	176,168	176,254
Software, net of accumulated amortization	59,975	68,962
Goodwill	495,843	497,362
Purchased software licenses, net of accumulated amortization	13,037	9,551
Other assets, net	30,214	33,281
	$1,152,621	$1,322,424
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$32,205	$32,232
Trade accounts payable	40,798	30,094
Accrued expenses
Payroll	32,684	36,659
Other	46,019	62,754
Acquisition escrow payable	130	31,000
Deferred revenue	36,051	33,620
Liabilities from discontinued operations	2,436	57,433
Total current liabilities	190,323	283,792
Long-term debt	176,744	247,855
Deferred income taxes	70,875	80,675
Other liabilities	10,703	6,845
Commitments and contingencies
Equity:
Common stock	12,957	12,794
Additional paid-in capital	1,059,087	1,034,526
Retained earnings	601,482	591,798
Accumulated other comprehensive income	7,669	9,413
Treasury stock, at cost	(977,219)	(945,274)
Total equity	703,976	703,257
	$1,152,621	$1,322,424
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended September 30
	2015	2014

Revenues	$207,345	$204,248
Cost of revenue	121,312	122,845
Gross profit	86,033	81,403
Operating expenses:
Research and development	19,078	19,798
Sales and marketing	34,259	28,842
General and administrative	31,519	38,373
Gains, losses and other items, net	3,233	833
Total operating expenses	88,089	87,846
Loss from operations	(2,056)	(6,443)
Other income (expense):
Interest expense	(1,956)	(1,821)
Other, net	59	(163)
Total other expense	(1,897)	(1,984)
Loss from continuing operations before income taxes	(3,953)	(8,427)
Income taxes	(2,608)	(1,326)
Net loss from continuing operations	(1,345)	(7,101)
Earnings from discontinued operations, net of tax	12,068	5,557
Net earnings (loss)	$10,723	$(1,544)

Basic earnings (loss) per share:
Net loss from continuing operations	$(0.02)	$(0.09)
Net earnings from discontinued operations	0.15	0.07
Net earnings (loss)	$0.14	$(0.02)

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.02)	$(0.09)
Net earnings from discontinued operations	0.15	0.07
Net earnings (loss)	$0.14	$(0.02)

Some earnings (loss) per share amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months ended September 30
	2015	2014

Revenues	$404,240	$390,931
Cost of revenue	239,021	235,935
Gross profit	165,219	154,996
Operating expenses:
Research and development	39,089	36,148
Sales and marketing	63,753	55,342
General and administrative	63,262	75,074
Gains, losses and other items, net	4,040	7,961
Total operating expenses	170,144	174,525
Loss from operations	(4,925)	(19,529)
Other income (expense):
Interest expense	(3,841)	(3,769)
Other, net	363	(269)
Total other expense	(3,478)	(4,038)
Loss from continuing operations before income taxes	(8,403)	(23,567)
Income taxes	(1,876)	(5,725)
Net loss from continuing operations	(6,527)	(17,842)
Earnings from discontinued operations, net of tax	16,211	8,694
Net earnings (loss)	$9,684	$(9,148)

Basic earnings (loss) per share:
Net loss from continuing operations	$(0.08)	$(0.23)
Net earnings from discontinued operations	0.21	0.11
Net earnings (loss)	$0.12	$(0.12)

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.08)	$(0.23)
Net earnings from discontinued operations	0.21	0.11
Net earnings (loss)	$0.12	$(0.12)

Some earnings (loss) per share amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the Three Months ended September 30
	2015	2014

Net earnings (loss)	$10,723	$(1,544)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,392)	(2,811)
Unrealized gain (loss) on interest rate swap	(81)	239
Other comprehensive loss	(2,473)	(2,572)
Comprehensive income (loss)	$8,250	$(4,116)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2015	2014

Net earnings (loss)	$9,684	$(9,148)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,674)	(1,894)
Unrealized gain (loss) on interest rate swap	(70)	88
Other comprehensive loss	(1,744)	(1,806)
Comprehensive income (loss)	$7,940	$(10,954)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	Earnings	income	of shares	Amount	Equity
Balances at March 31, 2015	127,938,797	$12,794	$1,034,526	$ 591,798	$ 9,413	(50,102,724)	$(945,274)	$703,257
Employee stock awards, benefit plans and other issuances	653,289	75	8,711	-	-	(262,967)	(4,684)	4,102
Tax impact of stock options, warrants and restricted stock	-	-	(552)	-	-	-	-	(552)
Non-cash share-based compensation from continuing operations	33,758	4	15,479	-	-	-	-	15,483
Non-cash share-based compensation from discontinued operations	-	-	1,007	-	-	-	-	1,007
Restricted stock units vested	940,391	84	(84)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(1,439,420)	(27,261)	(27,261)
Comprehensive loss:
Foreign currency translation	-	-	-	-	(1,674)	-	-	(1,674)
Unrealized loss on interest rate swap	-	-	-	-	(70)	-	-	(70)
Net income	-	-	-	9,684	-	-	-	9,684
Balances at September 30, 2015	129,566,235	$12,957	$ 1,059,087	$601,482	$ 7,669	(51,805,111)	$(977,219)	$703,976

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$9,684	$(9,148)
Less: Earnings from discontinued operations, net of tax	(16,211)	(8,694)
Adjustments to reconcile net loss to net cash from provided by (used in) operating activities:
Depreciation and amortization	42,410	34,177
Loss (gain) on disposal or impairment of assets	890	(207)
Deferred income taxes	284	(6,022)
Non-cash share-based compensation expense	15,483	11,650
Changes in operating assets and liabilities:
Accounts receivable, net	(9,281)	10,551
Other assets	(1,198)	5,368
Deferred costs	(823)	(211)
Accounts payable and other liabilities	(10,336)	(28,090)
Deferred revenue	2,452	(10,505)
Net cash provided by (used in) operating activities	33,354	(1,131)
Cash flows from investing activities:
Capitalized software development costs	(6,733)	(10,577)
Capital expenditures	(23,120)	(32,140)
Data acquisition costs	(711)	(1,103)
Net cash paid in acquisitions	-	(265,672)
Net cash used in investing activities	(30,564)	(309,492)
Cash flows from financing activities:
Payments of debt	(71,138)	(9,756)
Sale of common stock, net of stock acquired for withholding taxes	4,102	(2,487)
Income tax impact of stock options, warrants and restricted stock	(552)	-
Acquisition of treasury stock	(27,261)	(9,868)
Net cash used in financing activities	(94,849)	(22,111)
Net cash used in continuing operations	(92,059)	(332,734)
Cash flows from discontinued operations:
Net cash provided by operating activities	9,715	28,857
Net cash provided by (used in) investing activities	122,831	(3,330)
Net cash used in financing activities	(206)	(1,102)
Net cash provided by discontinued operations	132,340	24,425
Net cash provided by (used in) continuing and discontinued operations	40,281	(308,309)
Effect of exchange rate changes on cash	(346)	(469)
Net change in cash and cash equivalents	39,935	(308,778)
Cash and cash equivalents at beginning of period	141,010	418,586
Cash and cash equivalents at end of period	$180,945	$109,808

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Six Months ended September 30
	2015	2014
Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,337	$5,391
Income taxes	5,266	356
Payments on capital leases and installment payment arrangements	269	2,319
Prepayment of debt	55,000	-
Other debt payments	16,075	8,539
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

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its IT Infrastructure Management business (“ITO”) to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.  Beginning in the first quarter of the current fiscal year, the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the condensed consolidated financial statements.  Prior to the discontinued operations classification, the ITO business unit was included in the IT Infrastructure Management segment in the Company’s segment results.   Refer to Note 4, Discontinued Operations, for more information regarding the sale.

Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to continuing operations.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changed the requirements for determining whether a component is included in discontinued operations and required expanded disclosures that provide readers of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.  The update was effective for Acxiom at the beginning of the current fiscal year.  The update did not have a material impact on the Company’s condensed consolidated financial statements.

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

2.           EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended September 30		For the six months ended September 30
	2015	2014	2015	2014
Basic earnings (loss) per share:
Net loss from continuing operations	$(1,345)	$(7,101)	$(6,527)	$(17,842)
Net earnings from discontinued operations	12,068	5,557	16,211	8,694
Net earnings (loss)	$10,723	$(1,544)	$9,684	$(9,148)

Basic weighted-average shares outstanding	77,960	77,123	77,939	76,978
Basic earnings (loss) per share:
Continuing operations	$(0.02)	$(0.09)	$(0.08)	$(0.23)
Discontinued operations	$0.15	$0.07	$0.21	$0.11
Net earnings (loss)	$0.14	$(0.02)	$0.12	$(0.12)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,960	77,123	77,939	76,978
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	-	-	-
Diluted weighted-average shares outstanding	77,960	77,123	77,939	76,978
Diluted earnings (loss) per share:
Continuing operations	$(0.02)	$(0.09)	$(0.08)	$(0.23)
Discontinued operations	$0.15	$0.07	$0.21	$0.11
Net earnings (loss)	$0.14	$(0.02)	$0.12	$(0.12)

Some earnings (loss) per share amounts may not add due to rounding.

Due to the net loss from continuing operations incurred by the Company during the quarter and six months ended September 30, 2015, the dilutive effect of options, warrants and restricted stock units covering 1.4 million shares of common stock in each period was excluded from the diluted earnings (loss) per share calculations since the impact on the calculations was anti-dilutive.

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

	For the quarter ended September 30		For the six months ended September 30
	2015	2014	2015	2014
Number of shares outstanding under options, warrants and restricted stock units	1,946	3,446	1,915	1,813
Range of exercise prices for options and warrants	$2.58-$62.06	$19.02-$62.06	$2.58-$62.06	$21.17-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on May 19, 2015.  Under the modified common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016. During the six months ended September 30, 2015, the Company repurchased 1.4 million shares of its common stock for $27.3 million.  Through September 30, 2015, the Company had repurchased 14.3 million shares of its stock for $229.7 million, leaving remaining capacity of $70.3 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	September 30, 2015	March 31, 2015
Foreign currency translation	$7,938	$9,612
Unrealized loss on interest rate swap	(269)	(199)
	$7,669	$9,413

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 24.8 million shares of the Company’s common stock have been reserved for issuance since inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  On May 8, 2015, the Company’s compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company’s equity compensation plans which would permit the issuance of an additional 4.1 million shares under the plan.  That amendment received shareholder approval at the August 18, 2015 annual shareholders’ meeting.  The amendment brings the total number of shares of the Company’s common stock available for issuance under its stock option and equity compensation plans to 28.9 million shares. At September 30, 2015, there were a total of 5.7 million shares available for future grants under the plans.

Stock Option Activity
The Company granted 445,785 stock options, having a per-share weighted-average fair value of $6.48, in the six months ended September 30, 2015.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.2%; expected option life of 4.5 years; expected volatility of 40% and a suboptimal exercise multiple of 1.4.  The dividend yield was determined to be 0.0% since Acxiom is currently not paying dividends and there are no plans to pay dividends.  The risk-free rate was determined by reference to the U.S. Treasury securities with a term equal to the life of the options.  The expected option life is an output of the lattice model.  The expected volatility was determined by considering both the historical volatility of Acxiom common stock, as well as the implied volatility of traded Acxiom options.  The suboptimal exercise multiple was determined using actual historical exercise activity of Acxiom options.

Option activity for the six months ended September 30, 2015 was as follows:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2015	4,870,219	$15.10
Granted	445,785	$17.84
Exercised	(438,979)	$10.16		$3,012
Forfeited or cancelled	(693,809)	$25.71
Outstanding at September 30, 2015	4,183,216	$14.15	5.21	$27,586
Exercisable at September 30, 2015	2,858,695	$14.72	3.72	$17,874

The ending balances aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on September 30, 2015.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

Following is a summary of stock options outstanding and exercisable as of September 30, 2015:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted-average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$0.63 - $ 8.90	953,132	6.35 years	$1.69	502,923	$1.71
$11.08 - $ 14.42	1,229,467	4.56 years	$13.17	1,116,140	$13.16
$15.10 - $ 19.76	866,027	5.77 years	$17.14	442,448	$16.52
$20.44 - $ 25.00	1,039,737	4.77 years	$21.88	716,996	$22.18
$26.33 - $ 62.06	94,853	1.73 years	$40.00	80,188	$41.31
	4,183,216	5.21 years	$14.15	2,858,695	$14.72

Total expense related to stock options for the six months ended September 30, 2015 and 2014 was approximately $5.9 million and $3.9 million, respectively.  Future expense for these options is expected to be approximately $13.6 million over the next four years.

Stock Appreciation Right (SAR) Activity
Following is a summary of SAR activity for the six months ended September 30, 2015:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2015	245,404	$40.00
Outstanding at September 30, 2015	245,404	$40.00	1.50	$-
Exercisable at September 30, 2015	-	$-	-	$-

Total expense related to SARs for the six months ended September 30, 2015 and 2014 was $0.1 million in both periods.  Future expense for these SARs is expected to be approximately $0.3 million over the next two years.

Restricted Stock Unit Activity
During the six months ended September 30, 2015, the Company granted time-vesting restricted stock units covering 1,057,236 shares of common stock with a value at the date of grant of $19.2 million.  Of the restricted stock units granted in the current period, 730,379 vest in equal annual increments over four years, 36,934 vest in equal annual increments over two years, 47,383 vest in one year, and 242,540 vest in equal quarterly increments starting 15 months after grant date.    Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the six-month period ending September 30, 2015 was as follows:

	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	2,053,179	$20.40	1.95
Granted	1,057,236	$18.17
Vested	(879,557)	$20.10
Forfeited or cancelled	(121,444)	$19.63
Outstanding at September 30, 2015	2,109,414	$19.45	2.40

During the six months ended September 30, 2015, the Company granted performance-based restricted stock units covering 340,219 shares of common stock with a value at the date of grant of $6.2 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2018, with a modifier based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the compensation committee of the board of directors for the period from April 1, 2015 to March 31, 2018.  The value of the performance-based restricted stock units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the six-month period ending September 30, 2015 was as follows:
	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	389,310	$21.12	1.57
Granted	340,219	$18.23
Forfeited or cancelled	(66,204)	$20.32
Outstanding at September 30, 2015	663,325	$19.72	1.78

Total expense related to all restricted stock units in the six months ended September 30, 2015 and 2014 was approximately $8.5 million and $7.6 million, respectively.  Future expense for these restricted stock units is expected to be approximately $42.0 million over the next four years.

Other Performance Unit Activity
Following is a summary of other performance-based unit activity for the six months ended September 30, 2015:

	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	312,575	$5.23
Granted	323,080	$2.94
Outstanding at September 30, 2015	635,655	$4.07	1.81

During the six months ended September 30, 2015, the Company granted 323,080 performance-based units with a value at the date of grant of $0.9 million.  All of the performance-based units granted vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of units up to 100% of the award, based on the attainment of certain Company common stock share price targets for the period from July 1, 2015 to June 30, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company’s stock price on the date of vesting and ranges from 0% at a $25 Company stock price, or below, to 100% at a $55 Company stock price. The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

Total expense related to other performance units for the six months ended September 30, 2015 and 2014 was $0.4 million and $0.1 million, respectively.  Future expense for these performance units is expected to be approximately $1.9 million over the next three years.

Share-based Compensation Plan Activity Related to Discontinued Operations
The share-based compensation plan activity related to the ITO discontinued operations was not material. On the July 31, 2015 closing date of the ITO disposition, the Company accelerated the vesting of all 71,914 restricted stock units held by associates of the discontinued operations.  At September 30, 2015, associates of the discontinued operations held 15,886 stock options to purchase the Company’s common stock. Total share-based compensation expense related to discontinued operations for the six months ended September 30, 2015 and 2014 was $1.0 million and $0.3 million, respectively.

4.           DISCONTINUED OPERATIONS:

IT Infrastructure Management business

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its ITO business to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.  Beginning in the first quarter of the current fiscal year, the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the condensed consolidated financial statements.  Prior to the discontinued operations classification, the ITO business unit was included in the IT Infrastructure Management segment in the Company’s segment results.

At the closing of the transaction, the Company received total consideration of $131.3 million ($140.0 million stated sales price less closing adjustments and transaction costs of $8.7 million). The Company may also receive up to a maximum of $50 million in contingent payments in future periods through 2020 subject to certain performance metrics of ITO.  As the receipt of contingent payments under this provision is uncertain, any future receipts will be recorded upon resolution of the contingency as a component of income from discontinued operations.  In addition, the Company has the right to participate in distributions of the divested entity above a defined amount. The Company reported a gain of $10.4 million on the sale, which is included in earnings from discontinued operations, net of tax.

The Company also entered into an agreement to amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition.  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016 (see Note 8).  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revised certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company applied $55.0 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement (see Note 8).  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense for the quarters ended September 30, 2015 and 2014 was $0.1 and $0.3 million, respectively.  Allocated interest expense for the six months ended September 30, 2015 and 2014 was $0.4 million and $0.6 million, respectively.  The Company plans to use the remaining proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes.

Summary results of operations of ITO for the quarter and six months ended September 30, 2015 and 2014, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.  The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):
	For the quarter ended September 30		For the six months ended September 30
	2015	2014	2015	2014
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$16,830	$55,789	$69,410	$111,321
Cost of revenue	10,269	42,745	50,837	85,849
Gross profit	6,561	13,044	18,573	25,472
Operating expenses:
Sales and marketing	194	822	1,192	1,376
General and administrative	2,285	2,374	6,053	5,316
Gain on sale of discontinued operations	(10,360)	-	(10,360)	-
Gains, losses and other items, net	-	96	-	420
Total operating expenses	(7,881)	3,292	(3,115)	7,112
Income from discontinued operations	14,442	9,752	21,688	18,360
Interest expense	(117)	(575)	(681)	(1,199)
Other, net	(227)	47	(230)	(259)
Earnings from discontinued operations before income taxes	14,098	9,224	20,777	16,902
Income taxes	2,030	3,619	4,566	6,628
Earnings from discontinued operations, net of tax	$12,068	$5,605	$16,211	$10,274

The carrying amounts of the major classes of assets and liabilities of ITO are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the condensed consolidated balance sheets. The following is a reconciliation of the major classes of assets and liabilities of the discontinued operations (dollars in thousands):
	September 30, 2015	March 31, 2015
Trade accounts receivable, net	$-	$35,743
Deferred income taxes	-	2,762
Other current assets	2,000	10,707
Property and equipment, net of accumulated depreciation and amortization	-	44,336
Goodwill	-	71,508
Purchased software licenses, net of accumulated amortization	-	3,943
Other assets, net	-	3,173
Assets from discontinued operations	$2,000	$172,172

Current installments of long-term debt	$-	$653
Trade accounts payable	-	8,857
Accrued expenses	1,522	7,480
Deferred revenue	-	3,658
Long-term debt	-	6,684
Deferred income taxes	-	22,716
Other liabilities	-	6,377
Liabilities from discontinued operations	$1,522	$56,425

ITO is a provider of managed hosting and cloud infrastructure services, optimized for mid-tier enterprises.  The Company entered into certain agreements with ITO in which support services, including data center co-location services, will be provided from the Company to ITO, and from ITO to the Company upon the sale of that business.   Additionally, the Company entered into certain other agreements with ITO to provide or receive leased office space. The terms of these agreements range from several months to the longest of which continues through July 2020.   The agreements generally provide cancellation provisions, without penalty, at various times throughout the term.  Cash inflows and outflows related to the agreements included in cash flows from operating activities in the condensed consolidated statements of cash flows were $0.7 million and $0.1 million, respectively, for both the quarter and six months ended September 30, 2015. Revenues and expenses related to the agreements included in loss from continued operations in the consolidated statements of operations were $1.2 million and $1.2 million, respectively, for both the quarter and six months ended September 30, 2015.

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

Summary results of operations of the 2Touch business unit for the quarter and six months ended September 30, 2015 and 2014 are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations and are as follows (dollars in thousands):
	For the quarter ended September 30		For the six months ended September 30
	2015	2014	2015	2014
Revenues	$-	$1,478	$-	$7,240

Earnings (loss) from discontinued operations before income taxes	$-	$(48)	$-	$295
Loss on sale of discontinued operations before income taxes	-	-	-	(1,875)
Income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(48)	$-	$(1,580)

The carrying amounts of the major classes of assets and liabilities of the 2Touch business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the consolidated balance sheets and are as follows (dollars in thousands):
	September 30, 2015	March 31, 2015
Trade accounts receivable, net	$-	$112
Assets from discontinued operations	$-	$112

Other accrued expenses	$914	$1,008
Liabilities from discontinued operations	$914	$1,008

5.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):
	September 30, 2015	March 31, 2015
Prepaid expenses	$24,984	$20,684
Assets of non-qualified retirement plan	12,752	14,174
Other miscellaneous assets	71	117
Other current assets	$37,807	$34,975

Other noncurrent assets consist of the following (dollars in thousands):
	September 30, 2015	March 31, 2015
Acquired intangible assets, net	$20,430	$22,902
Deferred data acquisition costs	1,918	2,347
Deferred expenses	4,395	5,078
Other miscellaneous noncurrent assets	3,471	2,954
Noncurrent assets	$30,214	$33,281

6.           GOODWILL:

As discussed in Note 10 – Segment Information, during the first quarter of fiscal year 2016, the Company changed its organizational structure which resulted in a change of operating segments and reporting units. As a result, goodwill was re-allocated to the new reporting units using a relative fair value approach. In addition, the Company completed an assessment of any goodwill impairment for all reporting units as described below.

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

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended September 30, 2015, triggering events occurred which required the Company to test the recoverability of goodwill associated with its Brazil Marketing Services and Audience Solutions reporting unit.  The triggering event was the announced closure of the Company’s Brazil operation.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in this unit for impairment.  The results of the two-step test indicated complete impairment of the goodwill as well as impairment for certain other long-lived assets.  The amount of impairment was $0.7 million, included in gains, losses and other items, net in the condensed consolidated statement of operations, of which $0.5 million was goodwill and $0.2 million related to other long-lived assets, primarily property and equipment.

The carrying amount of goodwill, by operating segment, at September 30, 2015, and the changes in those balances are presented in the following table (dollars in thousands).
	Marketing Services and Audience Solutions	Connectivity	Total
Balance at March 31, 2015	$402,645	$94,717	$497,362

Impairment	(502)		(502)
Change in foreign currency translation adjustment	(832)	(185)	(1,017)
Balance at September 30, 2015	$401,311	$94,532	$495,843

Goodwill by component included in the Marketing Services and Audience Solutions segment as of September 30, 2015 is: U.S., $388.6 million; and Asia/Pacific (APAC), $12.7 million.  Goodwill by component included in the Connectivity segment as of September 30, 2015 is: U.S., $91.1 million; and APAC, $3.4 million.

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

7.           PROPERTY AND EQUIPMENT:

Property and equipment of the Company’s continuing operations, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	September 30, 2015	March 31, 2015
Land	$6,737	$6,737
Buildings and improvements	218,760	202,439
Data processing equipment	244,774	245,538
Office furniture and other equipment	39,302	51,007
	509,573	505,721
Less accumulated depreciation and amortization	333,405	329,467
	$176,168	$176,254

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $9.9 million and $7.3 million for the quarters ended September 30, 2015 and 2014, respectively.  Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $19.8 million and $16.6 million for the six months ended September 30, 2015 and 2014, respectively.

8.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	September 30, 2015	March 31, 2015
Term loan credit agreement	$200,000	$270,000
Capital leases and installment payment obligations on buildings and equipment payable in monthly payments of principal plus interest at a rate of approximately 4%	-	63
Other debt and long-term liabilities	8,949	10,024
Total long-term debt and capital leases	208,949	280,087
Less current installments	32,205	32,232
Long-term debt, excluding current installments	$176,744	$247,855

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At September 30, 2015, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at September 30, 2015 or March 31, 2015.  The weighted-average interest rate on term loan borrowings at September 30, 2015 was 2.5%.  Outstanding letters of credit at September 30, 2015 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2015, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition that occurred on July 31, 2015 (see Note 4).  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company applied $55.0 million of proceeds from the ITO disposition to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense for the quarter ended September 30, 2015 and 2014 was $0.1 million and $0.3 million, respectively.  Allocated interest expense for the six months ended September 30, 2015 and 2014 was $0.4 million and $0.6 million, respectively.

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2015 was 0.33%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended September 30, 2015.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of September 30, 2015, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.3 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2015.

9.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.6 million at September 30, 2015 and $4.4 million at March 31, 2015.

10.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.

During the first quarter of fiscal 2016, the Company realigned its organizational structure to better reflect its business strategy. On May 20, 2015, the Company entered into a definitive agreement to sell its ITO business to Charlesbank Capital Partners and M/C Partners to more sharply focus on growing our Marketing & Data Services businesses. The sale was completed on July 31, 2015.  As a result of this transaction and the organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Thus, beginning in fiscal year 2016, the Company began reporting its financial performance based on the following new segments: Marketing Services and Audience Solutions, and Connectivity. Prior period amounts have been adjusted to conform to the way the Company internally managed and monitored segment performance during the current fiscal year.

Revenue and cost of revenue are generally directly attributed to the segments. Certain revenue contracts are allocated among the segments based on the relative value of the underlying products and services. Cost of revenue is directly charged in most cases and allocated in certain cases based upon proportional usage.

Operating expenses are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified products supported.
•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.
•
General and administrative expenses, including costs of legal, information technology, human resources, finance, and integration and restructuring costs, are generally not allocated to the segments unless directly attributable.

•	Gains, losses and other items, net are not allocated to the segment groups.

The following tables present information by business segment (dollars in thousands).  The prior-year segment information has been restated to conform to the new segment presentation:

	For the quarter ended September 30		For the six months ended September 30
	2015	2014	2015	2014
Revenues:
Marketing Services and Audience Solutions	$185,101	$190,776	$361,377	$373,125
Connectivity	22,224	13,472	42,863	17,806
Total revenues	$207,345	$204,248	$404,240	$390,931

Gross profit:
Marketing Services and Audience Solutions	$76,030	$82,652	$148,049	$159,876
Connectivity	10,081	(1,249)	18,690	(4,880)
Corporate	(78)	-	(1,520)	-
Total gross profit	$86,033	$81,403	$165,219	$154,996

Income (loss) from operations:
Marketing Services and Audience Solutions	$41,586	$52,302	$79,873	$98,523
Connectivity	(10,192)	(20,277)	(18,217)	(34,538)
Corporate	(33,450)	(38,468)	(66,581)	(83,514)
Total loss from operations	$(2,056)	$(6,443)	$(4,925)	$(19,529)

11.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the six months ended September 30, 2015 (dollars in thousands):

	Associate-related reserves	Ongoing contract costs	Total
Continuing operations:
Balance at March 31, 2015	$7,211	$5,228	$12,439
Charges and adjustments	2,921	-	2,921
Payments	(7,060)	(1,489)	(8,549)
Balance at September 30, 2015	$3,072	$3,739	$6,811

Discontinued operations:
Balance at March 31, 2015		$8,422
Charges and adjustments
Disposal		(7,946)
Payments		(476)
Balance at September 30, 2015		$-

The above balances from continuing operations are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the six months ended September 30, 2015, the Company recorded a total of $3.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $2.9 million and leasehold improvement write offs of $0.4 million.

The associate-related accruals of $2.9 million relate to the termination of associates in the United States and Brazil and include a decrease of $0.1 million to the fiscal 2015 restructuring plan.  Of the amount accrued for 2016, $1.6 million remained accrued as of September 30, 2015.  These costs are expected to be paid out in fiscal 2016.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million.

The associate-related accruals of $13.3 million related to the termination of associates in the United States, Europe, Australia, and China and included an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $1.5 million remained accrued as of September 30, 2015.  These costs are expected to be paid out in fiscal 2016.

The lease accruals of $6.5 million were evaluated under the accounting standards which govern exit costs.  These accounting standards require the Company to make an accrual for the liability for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for 2015, $3.6 million remained accrued as of September 30, 2015.

Gains, Losses and Other Items
Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended September 30		For the six months ended September 30
	2015	2014	2015	2014
Restructuring plan charges and adjustments	$2,499	$793	$3,302	$7,141
LiveRamp acquisition-related costs	-	40	-	820
Impairment of goodwill and other assets	706	-	706	-
Other	28	0	32	-
	$3,233	$833	$4,040	$7,961

12.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company’s condensed consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations.  The Company maintains insurance coverage above certain limits.  Listed below are matters pending, or which were pending, against the Company and one of its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

A putative class action was pending against the Company, Acxiom Information Security Systems (which was sold to another company in fiscal 2012), and Acxiom Risk Mitigation, Inc., a Colorado corporation and wholly-owned subsidiary of Acxiom (now known as Acxiom Identity Solutions, LLC), in the United States District Court for the Eastern District of Virginia.  This action sought to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward, disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward, were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleged various violations of the Fair Credit Reporting Act.  The Company had previously accrued $3.7 million as its estimate of its probable loss associated with the matter.  In April 2015, the parties executed a settlement agreement resolving the matter.  On August 7, 2015, the Court granted final approval of the settlement agreement.  Acxiom has paid $3.6 million, which represents its share of the settlement amount.  The Company believes the chances of additional loss are remote.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments related to continuing operations over the next 25 years of $92.8 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At September 30, 2015, the Company’s maximum potential future payments under this guarantee were $0.8 million.

13.           INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The estimated annual effective income tax rate for the current fiscal year is impacted by state income taxes, losses in foreign jurisdictions, and nondeductible share-based compensation.  State income taxes are influenced by the geographic and legal entity mix of the Company’s U.S. income as well as the diversity of rules among the states.  In addition, the Company qualifies for research tax credits in certain states.  The Company does not record a tax benefit for certain foreign losses due to uncertainty of future benefit. During the quarter ended September 30, 2015, the Company recorded a $1.0 million income tax benefit in connection with the completion of a U.S. income tax examination covering the fiscal years ended March 31, 2013 and 2012.

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At September 30, 2015, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,752	$-	$-	$12,752
Total assets	$12,752	$-	$-	$12,752

Liabilities:
Other liabilities	$-	$269	$-	$269
Total liabilities	$-	$269	$-	$269

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

Founded in 1969 in Conway, Arkansas, Acxiom’s culture and roots are grounded in service and excellence. We take pride in helping our clients efficiently use data to create personalized customer experiences. Our Company serves customer-centric clients in North America, Europe, South America, and Asia-Pacific. Our client list includes many of the largest organizations in the world across most major industry verticals, including financial services and insurance, automotive, retail, telecommunications, technology, healthcare, travel, entertainment, non-profit, and government.

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

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its IT Infrastructure Management business (“ITO”) to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.  Beginning in the first quarter of the current fiscal year, the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the condensed consolidated financial statements.  Prior to the discontinued operations classification, the ITO business unit was included in the IT Infrastructure Management segment in the Company’s segment results.

At the closing of the transaction, the Company received total consideration of $131.3 million ($140.0 million stated sales price less closing adjustments and transaction costs of $8.7 million). The Company may also receive up to a maximum of $50 million in contingent payments in future periods through 2020 subject to certain performance metrics of ITO.  As the receipt of contingent payments under this provision is uncertain, any future receipts will be recorded upon resolution of the contingency as a component of income from discontinued operations.  In addition, the Company has the right to participate in distributions of the divested entity above a defined amount. The Company reported a gain of $10.4 million on the sale which is included in earnings from discontinued operations, net of tax.

On July 31, 2015, the Company applied $55.0 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement.  The Company plans to use the remaining proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes.

Unless otherwise indicated, we refer to captions such as revenues, earnings (loss), and earnings (loss) per share from continuing operations attributable to the Company simply as “revenues”, “earnings (loss)”, and “earnings (loss) per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our condensed consolidated financial statements relates to continuing operations unless otherwise indicated.

Operating Segments

During the first quarter of fiscal 2016, the Company realigned its organizational structure to better reflect its business strategy. On May 20, 2015, the Company entered into a definitive agreement to sell its ITO business to Charlesbank Capital Partners and M/C Partners to more sharply focus on growing our Marketing & Data Services businesses. As a result of this transaction and the organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Thus, beginning in fiscal year 2016, the Company began reporting its financial performance based on our new segments: Marketing Services and Audience Solutions,and Connectivity.

Our segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 10 – Segment Information of the Notes to Condensed Consolidated Financial Statements.

The Company plans to report Marketing Services and Audience Solutions as separate segments in the future.  Reporting as separate segments will begin once the operational and financial separation activities are complete.

Marketing Services and Audience Solutions

Our Marketing Services and Audience Solutions segment provides industry-leading solutions and services that help our clients organize and activate data to better manage audiences, personalize customer experiences, create more profitable customer relationships, and recognize and reach desired audiences.  In serving our clients, we: 1) create a unified and privacy-compliant view of our clients’ data (online, offline, 1st, 2nd, and 3rd party) to enable higher levels of engagement and customer value creation; 2) activate omni-channel insights about our clients’ customers through application and channel integrations; 3) provide focused full-service client programs to assess, test, and guide the execution of core marketing programs using these solutions; and 4) leverage our data and decision sciences assets to identify, segment and differentiate our clients’ audiences for more effective marketing and superior customer experiences.  Our services deliver differentiated client value as we combine open solutions and core client systems with flexible integrations using Acxiom’s ecosystem of over 200 marketing technology partners.

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

Marketing Database services are generally provided under long-term contracts. Our revenue consists primarily of recurring monthly billings, and to a lesser extent, other volume and variable based billings.

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

Acxiom Impact revenue consists of 1) volume-based fees for the use of the Impact email platform and 2) project-based and retainer-based fees for associated agency services.

Consulting

Our Consulting business helps organizations improve customer intimacy and trust through marketing science. We assist in the integration of enabling technologies to optimize the marketing value chain in an effort to deliver superior results for our clients.

Consulting revenue consists primarily of project-based fees.

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

Our Audience Solutions revenue consists primarily of licensing fees, which are typically in the form of recurring monthly billings, but can also be based on transactional volume or one-time usage. Our Marketing Database clients are a significant channel for our Audience Solutions offerings.

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

Our Connectivity revenue consists primarily of recurring subscription fees paid by advertisers, and to a lesser extent, transactional revenue from certain digital publishers and addressable TV providers in the form of revenue-sharing agreements.

Notable Results and Events

Notable results and events for the quarter ended September 30, 2015 are identified below.

•	Revenues of $207.3 million, a 1.5% increase from $204.2 million in the same quarter a year ago.

•	Cost of revenue of $121.3 million, a 1.2% decrease from $122.8 million in the same quarter a year ago.

•	Gross margin increased to 41.5%, from 39.9% in the same quarter a year ago.

•	Total operating expenses of $88.1 million, a 0.3% increase from $87.8 million in the same quarter a year ago.

•	Cost of revenue and operating expenses for the quarters ending September 30, 2015 and 2014 include the following items:

o	Non-cash stock compensation of $7.4 million and $7.7 million, respectively (cost of revenue and operating expenses)

o	Purchased intangible asset amortization of $3.8 million and $3.8 million, respectively (cost of revenue)

o	Separation and business transformation costs of $6.1 million and $8.3 million, respectively (operating expenses)

o	Restructuring charges and other adjustments of $3.2 million and $0.8 million, respectively (operating expenses)

•	Net loss from continuing operations of $4.0 million, compared to net loss from continuing operations of $8.4 million in the same quarter a year ago.

•	The Company repurchased 0.6 million shares of its common stock for $12.3 million under the Company’s common stock repurchase program.

•	On July 31, 2015, the Company completed the sale of ITO to Charlesbank Capital Partners and M/C Partners.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the fiscal quarter ended September 30, 2015.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):
	For the three months ended September 30			For the six months ended September 30
	2015	2014	% Change	2015	2014	% Change
Revenues	$207,345	$204,248	2%	$404,240	$390,931	3%
Cost of revenue	121,312	122,845	(1%)	239,021	235,935	1%
Gross profit	86,033	81,403	6%	165,219	154,996	7%
Operating expenses	88,089	87,846	0%	170,144	174,525	(3%)
Loss from operations	$(2,056)	$(6,443)	68%	$(4,925)	$(19,529)	75%
Diluted loss per share	$(0.02)	$(0.09)	81%	$(0.08)	$(0.23)	64%

Revenues
The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):
	For the three months ended September 30			For the six months ended September 30
	2015	2014	% Change	2015	2014	% Change
Marketing Services and Audience Solutions	$185,101	$190,776	(3%)	$361,377	$373,125	(3%)
Connectivity	22,244	13,472	65%	42,863	17,806	141%
Total revenues	$207,345	$204,248	2%	$404,240	$390,931	3%

Total revenues increased 1.5%, or $3.1 million, to $207.3 million in the quarter ended September 30, 2015 from $204.2 million in the same quarter a year ago. Excluding the unfavorable impact of exchange rates ($2.6 million), total revenues increased 2.8%.

For the six months ended September 30, 2015, total revenue was $404.2 million, a $13.3 million, or 3.4% increase from $390.9 million during the same period a year ago. Excluding the unfavorable impact of exchange rates ($5.0 million), total revenue increased 4.7%.

Marketing Services and Audience Solutions (MSAS) revenue for the quarter ended September 30, 2015 was $185.1 million, a $5.7 million, or 3.0%, decrease compared to the same quarter a year ago. On a geographic basis, U.S. MSAS revenue increased $2.6 million, or 1.6%, from the same quarter a year ago, due to increases in new business and client upsell offset by a few contract terminations. International MSAS revenue decreased $8.3 million, or 33.2%.  Excluding the unfavorable impact of exchange rates, International MSAS revenue decreased $5.7 million, primarily due to the exit from the Europe transactional data business in fiscal year 2015 and contract and volume reductions in Europe and APAC.  By line of business, MSAS revenue increases in US Marketing Database ($3.7 million or 5.0%) and Digital Data through the publisher and digital partner network ($2.8 million or 143.4%) were offset by declines in Recognition ($4.6 million or 14.5%, lower volumes in U.S. and Europe), Enrichment ($4.5 million or 10.1%, restructuring and lower project revenue in Europe, lower volumes in Australia and a terminated contract in U.S.), APAC Marketing Database ($1.8 million or 43.2%) and Consulting ($1.9 million or 17.7%).

MSAS revenue for the six months ended September 30, 2015 was $361.4 million, an $11.7 million, or 3.1%, decrease compared to the same period a year ago. On a geographic basis, U.S. MSAS revenue increased $1.7 million, or 0.5%, from the same period a year ago, due to increases in new business and client upsell offset by contract terminations. International MSAS revenue decreased $13.4 million, or 28.1%.  Excluding the unfavorable impact of exchange rates, International MSAS revenue decreased $8.4 million, primarily due to the exit from the Europe transactional data business in fiscal year 2015 and contract and volume reductions in Europe and APAC. By line of business, MSAS revenue increases in US Marketing Database ($4.4 million or 2.9%) and Digital Data through the publisher and digital partner network ($5.1 million or 143.2%) were offset by declines in Recognition ($7.7 million or 12.4%, lower volumes in U.S. and Europe) and Enrichment ($8.5 million or 9.9%, restructuring and lower project revenue in Europe, lower volumes in Australia and a terminated contract in U.S.).

Connectivity revenue for the quarter ended September 30, 2015 was $22.2 million, an $8.8 million, or 65.1%, increase compared to the same quarter a year ago.  The increase was related to new customer additions.

Connectivity revenue for the six months ended September 30, 2015 was $42.9 million, a $25.1 million, or 140.7%, increase compared to the same period a year ago.  The increase was related to the LiveRamp acquisition in July 2014, and new customer additions since the acquisition.

Cost of revenue and Gross profit
The following table presents the Company’s cost of revenue and gross profit for each of the periods presented (dollars in thousands):

	For the three months ended September 30			For the six months ended September 30
	2015	2014	% Change	2015	2014	% Change
Cost of revenue	$121,312	$122,845	(1%)	$239,021	$235,935	1%
Gross profit	$86,033	$81,403	6%	$165,219	$154,996	7%
Gross margin	41.5%	39.9%	4%	40.9%	39.6%	3%

Cost of revenue: Includes all direct costs of sales such as data and other third party costs directly tied to revenue. Cost of revenue also includes costs for each of the Company’s operations cost center such as client services, account management, agency, consulting, IT, data acquisition, and products operations. Finally, cost of revenue includes amortization of internally developed software.

Cost of revenue was $121.3 million for the quarter ended September 30, 2015, a $1.5 million, or 1.2%, decrease from the same quarter a year ago. The decrease is primarily due to lower revenues in International operations.

Cost of revenue was $239.0 million for the six months ended September 30, 2015, a $3.1 million, or 1.3%, increase from the same period a year ago.  The increase in cost of revenue for the current year period is due to $7.5 million of purchased intangible asset amortization ($3.8 million in the prior year) primarily from the LiveRamp acquisition, and $1.5 million ($0 in the prior year) due to accelerated software amortization.

Gross margins increased to 41.5% from 39.9% for the quarter ended September 30, 2015.  U.S. gross margins increased to 42.9% in the current year from 39.4%, and excluding purchased intangible amortization, non-cash stock compensation and accelerated software amortization, increased to 45.1% from 41.8%. U.S. margins were positively impacted by Connectivity revenue increases. International gross margins decreased to 27.0% from 42.6% due to the impact of lower revenue in APAC and Europe (principally Europe).

Gross margins increased to 40.9% from 39.6% for the six months ended September 30, 2015. U.S. gross margins increased to 42.4% in the current year from 39.8%, and excluding purchased intangible amortization, non-cash stock compensation and accelerated software amortization, increased to 45.0% from 41.1%. U.S. margins were positively impacted by the LiveRamp acquisition (results include six months in the current year versus three months in the prior year) and additional Connectivity revenue increases. International gross margins decreased to 26.5% from 38.8% due to the impact of lower revenue in APAC and Europe (principally Europe).

Operating Expenses
The following table presents the Company’s operating expenses for each of the periods presented (dollars in thousands):

	For the three months ended September 30			For the six months ended September 30
	2015	2014	% Change	2015	2014	% Change
Research and development	$19,078	$19,798	(4%)	$39,089	$36,148	8%
Sales and marketing	34,259	28,842	19%	63,753	55,342	15%
General and administrative	31,519	38,373	(18%)	63,262	75,074	(16%)
Gains, losses and other items, net	3,233	833	288%	4,040	7,961	(49%)
Total operating expenses	$88,089	$87,846	0%	$170,144	$174,525	(3%)

Research and development (R&D): Includes costs for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses of $19.1 million decreased $0.7 million, or 3.6%, compared to the same quarter a year ago.  Current quarter expenses included $3.7 million of non-cash stock compensation compared to $3.2 million in the prior period.  Excluding non-cash stock compensation, R&D decreased $1.2 million, or 7.1%, and is 7.4% of total revenues compared to 8.1% in the prior year.  The decrease is due to cost savings realized by the combination of the LiveRamp and AOS development teams offset by additional investment in MSAS R&D of approximately $2.0 million.

R&D expenses of $39.1 million increased $2.9 million, or 8.1%, compared to the same period a year ago.  Current period expenses included $7.3 million of non-cash stock compensation compared to $3.6 million in the prior period, reflecting the LiveRamp acquisition.  Excluding non-cash stock compensation, R&D decreased $0.8 million, or 2.1%, and is 7.9% of total revenues compared to 8.3% in the prior year.  The decrease is due to cost savings realized by the combination of the LiveRamp and AOS development teams, partially offset by additional investment in MSAS R&D of approximately $5.0 million.

Sales and marketing (S&M): Includes costs for sales, marketing, and product marketing cost centers.

S&M expenses of $34.3 million increased $5.4 million, or 18.8%, compared to the same quarter a year ago.  Current quarter expenses included $1.3 million of non-cash stock compensation compared to $1.8 million in the prior year.  Excluding non-cash stock compensation, S&M expense increased $5.9 million, or 21.7%, and is 15.9% of total revenues compared to 13.2% in the prior year.  The increase is due to headcount investments in Connectivity sales (from the LiveRamp acquisition) and US MSAS sales, partially offset by reductions in International operations.

S&M expenses of $63.8 million increased $8.4 million, or 15.2%, compared to the same period a year ago.  Current period expenses included $2.6 million of non-cash stock compensation compared to $2.4 million in the prior year.  Excluding non-cash stock compensation, S&M expense increased $8.6 million, or 15.5%, and is 15.1% of total revenues compared to 13.5% in the prior year.  The increase is due to headcount investments in Connectivity sales (from the LiveRamp acquisition) and US MSAS sales, partially offset by reductions in International operations.

General and administrative (G&A): Represents costs for all corporate cost centers, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses of $31.5 million decreased $6.9 million, or 17.9%, compared to the same quarter a year ago.  Current quarter expenses included $6.1 million of expenses related to business transformation activities compared to $8.3 million of similar costs in the prior year.  Additionally, G&A includes $2.0 million and $2.4 million of non-cash stock compensation expense in each of the periods, respectively. Excluding business transformation activities and non-cash stock compensation expenses, G&A expense decreased $4.3 million, or 15.5% and is 11.3% of total revenues compared to 13.6% in the prior year.  The decrease is due to cost savings primarily in procurement and corporate information technology.

G&A expenses of $63.3 million decreased $11.8 million, or 15.7%, compared to the same quarter a year ago.  Current period expenses included $9.5 million of expenses related to business transformation activities compared to $18.8 million of similar costs in the prior year.  Additionally, G&A includes $4.7 million and $4.9 million of non-cash stock compensation expense in each of the periods, respectively. Excluding business transformation activities and non-cash stock compensation expenses, G&A expense decreased $2.3 million, or 4.6% and is 12.1% of total revenues compared to 13.1% in the prior year.  The decrease is due to cost savings primarily in procurement and corporate information technology.

Gains, losses, and other items, net: Represents restructuring costs and gains or losses on disposal of businesses.

Gains, losses and other items, net of $3.2 million increased $2.4 million, or 288.1%, compared to the same quarter a year ago.  The current year amount includes $2.5 million in severance and other charges related to the termination of associates in the U.S. and Brazil, and $0.7 million related to the announced closure of our Brazil operation.

Gains, losses and other items, net of $4.0 million decreased $3.9 million, or 49.3%, compared to the same period a year ago. The current year amount includes $2.9 million in severance and other charges related to the termination of associates in the U.S. and Brazil, the write-off of leasehold improvements of $0.4 million, and $0.7 million related to the announced closure of our Brazil operation. The decrease from the prior year is due to Europe restructuring charges related to severance, U.S. restructuring charges related to lease reserves, and LiveRamp acquisition charges that were incurred in the prior year period.

Income (Loss) from Operations and Profit (Loss) Margins
The following table presents the Company’s income (loss) from operations and margin by segment for each of the periods presented (dollars in thousands):

	For the three months ended September 30		For the six months ended September 30
	2015	2014	2015	2014
Operating income (loss) and margin:
Marketing Services and Audience Solutions	$41,586	$52,302	$79,873	$98,523
	22.5%	27.4%	22.1%	26.4%
Connectivity	$(10,192)	$(20,277)	$(18,217)	$(34,538)
	(45.8%)	(150.5%)	(42.5%)	(94.0%)
Corporate	$(33,450)	$(38,468)	$(66,581)	$(83,514)
Total operating loss	$(2,056)	$(6,443)	$(4,925)	$(19,529)
Total operating margin	(1.0%)	(3.2%)	(1.2%)	(5.0%)

MSAS income from operations was $41.6 million, a 22.5% margin, for the quarter ended September 30, 2015 compared to $52.3 million, a 27.4% margin, for the same quarter a year ago.  U.S. margins decreased to 24.5% in the current quarter from 30.2%, while International margin decreased to 2.3% from 9.2%.  The U.S. margins were impacted by ongoing research and development and sales and marketing investments.  International margins were impacted by lower performance in Europe and Australia (principally Europe).

MSAS income from operations was $79.9 million, a 22.1% margin, for the six months ended September 30, 2015 compared to $98.5 million, a 26.4% margin, for the same period a year ago. U.S. margins decreased to 24.5% in the current period from 29.7%, while International margin decreased to -0.4% from 4.0%.  The U.S. margins were impacted by ongoing research and development and sales and marketing investments.  International margins were impacted by lower performance in Europe and Australia (principally Europe).

Connectivity loss from operations was $10.2 million, a -45.8% margin, for the quarter ended September 30, 2015 compared to a loss of $20.3 million, a negative 150.5% margin, for the same quarter a year ago. The improvement is due to new customers in the current quarter.

Connectivity loss from operations was $18.2 million, a -42.5% margin, for the six months ended September 30, 2015 compared to a loss of $34.5 million, a -94.0% margin, for the same period a year ago. The improvement is due to new customers in the current quarter, and the acquisition of LiveRamp in the second quarter of fiscal 2015.

Corporate loss from operations was $33.5 million for the quarter ended September 30, 2015, a decrease of $5.0 million from the prior quarter. The decrease is primarily due to separation and transformation costs of $6.1 million compared to $8.3 million in the same quarter a year ago.

Corporate loss from operations was $66.6 million for the six months ended September 30, 2015, a decrease of $16.9 million from the prior period. The decrease is primarily due to separation and transformation costs of $9.5 million compared to $18.8 million in the same period a year ago, and restructuring charges and other adjustments of $3.8 million compared to $8.3 million in the prior year.

Other Expense, Income Taxes and Other Items
Interest expense was $2.0 million for the quarter ended September 30, 2015 compared to $1.8 million for the same quarter a year ago. The average term loan balance decreased approximately $65 million primarily due to the $55.0 million prepayment in connection with the ITO sale. The average interest rate increased by approximately 20 basis points.

Interest expense was $3.8 million for the six months ended September 30, 2015 compared to $3.8 million for the same period a year ago. The average term loan balance decreased approximately $40 million primarily due to the $55.0 million prepayment in connection with the ITO sale. The average interest rate increased by approximately 10 basis points.

Other income was $0.1 million for the quarter ended September 30, 2015 compared to other expense of $0.2 million in the same quarter a year ago.  Other income was $0.3 million for the six months ended September 30, 2015 compared to other expense of $0.3 million in the same quarter a year ago.  Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Income tax benefit was $2.6 million on pretax loss of $4.0 million for the quarter ended September 30, 2015 compared to income tax benefit of $1.3 million on pretax loss of $8.4 million for the same quarter last year. Income tax benefit was $1.9 million on pretax loss of $8.4 million for the six months ended September 30, 2015 compared to income tax benefit of $5.7 million on pretax loss of $23.6 million for the same period last year. The effective tax rates for both periods were impacted by state income taxes and by amounts and timing of losses in foreign jurisdictions. The Company does not record the income tax benefit of certain of those losses due to uncertainty of future benefit. In addition, the current year effective tax rate was impacted by nondeductible share based compensation. During the quarter ended September 30, 2015, the Company recorded a $1.0 million tax benefit in connection with the completion of a U.S. income tax examination covering the fiscal years ended March 31, 2013 and 2012.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2015 totaled $187.1 million, a $66.1 million decrease when compared to $253.2 million at March 31, 2015, due to the prepayment of long-term debt of $55.0 million. In connection with the sale of ITO, the Company was required to prepay $55.0 million of the term loan using proceeds from the transaction in order to comply with the Company’s credit agreement.

The Company’s cash is primarily located in the United States.  Approximately $15.7 million of the total cash balance of $180.9 million, or approximately 8.7%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 60 days at September 30, 2015 compared to 56 days at March 31, 2015, and is calculated as follows (dollars in thousands):

	September 30, 2015	March 31, 2015
Numerator – trade accounts receivable, net	$135,984	$126,896
Denominator:
Quarter revenue	207,345	205,734
Number of days in quarter	92	90
Average daily revenue	$2,254	$2,286
Days sales outstanding	60	56

Net cash provided by operating activities was $33.4 million for the six months ended September 30, 2015, compared to cash used of $1.1 million in the same period a year ago.  The $34.5 million increase resulted primarily from increases in net earnings.

Investing activities used $30.6 million in cash during the six months ended September 30, 2015 compared to $309.5 million in the same period a year ago.  Current year investing activities primarily consisted of capital expenditures ($23.1 million) and capitalization of software ($6.7 million). Prior year investing activities primarily consisted of net cash paid in acquisitions ($265.7 million for LiveRamp), capital expenditures ($32.1 million), and capitalization of software ($10.6 million).

Financing activities used $94.8 million in cash during the six months ended September 30, 2015 compared to $22.1 million in the same period a year ago.  Financing activities in the current year period primarily consisted of treasury stock purchases of $27.3 million (1.4 million shares of the Company’s common stock pursuant to the board of directors’ approved stock repurchase plan) and payments of debt of $71.1 million. Under the Company’s common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016.  Through September 30, 2015, the Company has purchased a total of 14.3 million shares of its stock for $229.7 million, leaving remaining capacity of $70.3 million under the program.

Net cash provided by discontinued operations was $132.3 million during the six months ended September 30, 2015 compared to $24.4 million in the same period a year ago.  The current year activity primarily results from net cash received of $128.5 million for the sale of ITO.

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At September 30, 2015, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at September 30, 2015 or March 31, 2015.  The weighted-average interest rate on term loan borrowings at September 30, 2015 was 2.5%.  Outstanding letters of credit at September 30, 2015 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2015, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition that occurred on July 31, 2015.  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the fiscal quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the debt covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015 the Company applied $55.0 million of proceeds from the ITO disposition to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense for the quarter ended September 30, 2015 and 2014 was $0.1 million and $0.3 million, respectively.  Allocated interest expense for the six months ended September 30, 2015 and 2014 was $0.4 million and $0.6 million, respectively.

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2015 was 0.33%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended September 30, 2015.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of September 30, 2015, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.3 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2015.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At September 30, 2015, the Company’s maximum potential future payments under this guarantee were $0.8 million.

Contractual Commitments
The following table presents Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2015.   The table does not include the future payment of liabilities related to uncertain tax positions of $2.6 million or the future payment, if any, against the Company’s interest rate swap liability of $0.3 million as the Company is not able to predict the periods in which the payments will be made. The column for 2016 represents the six months ending March 31, 2016.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2016	2017	2018	2019	2020	Thereafter	Total
Term loan	$15,000	$30,000	$37,500	$117,500	$-	$-	$200,000
Other debt and long-term liabilities	1,094	2,243	2,319	1,583	1,362	348	8,949
Total long-term debt and capital leases	16,094	32,243	39,819	119,083	1,362	348	208,949
Operating lease payments	10,567	14,430	11,859	10,628	9,766	35,555	92,805
Total contractual cash obligations	$26,661	$46,673	$51,678	$129,711	$11,128	$35,903	$301,754

	For the years ending March 31
	2016	2017	2018	2019	2020	Thereafter	Total
Total purchase commitments	$22,617	$24,561	$10,387	$7,609	$6,370	$4,750	$76,294

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2016 of $4.3 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2015 (dollars in thousands):

Lease guarantee	$766
Outstanding letters of credit	2,138
Surety bonds	420

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

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary.  During the quarter ended September 30, 2015, triggering events occurred which required the Company to test the recoverability of goodwill associated with its Brazil Marketing Services and Audience Solutions reporting unit.  The triggering event was the announced closure of our Brazil operation.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in this unit for impairment.  The results of the two-step test indicated complete impairment of the goodwill as well as impairment for certain other long-lived assets.  The amount of impairment was $0.7 million, of which $0.5 million was goodwill and $0.2 million related to other long-lived assets, primarily property and equipment.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changed the requirements for determining whether a component is included in discontinued operations and required expanded disclosures that provide readers of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.  The update is effective for Acxiom beginning in the current fiscal year.  The update did not have a material impact on the Company’s condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both September 30, 2015 and March 31, 2015, the fair value of the Company’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On August 16, 2012, a putative class action styled Henderson, et al. v. Acxiom Risk Mitigation, Inc., et al. was filed in the United States District Court for the Eastern District of Virginia against the Company, Acxiom Information Security Systems, a former subsidiary of the Company that was sold to another company in fiscal 2012, and Acxiom Risk Mitigation, Inc. (now known as Acxiom Identity Solutions, LLC, a Colorado limited liability company), a subsidiary of the Company.  The action sought to certify nationwide classes of persons who requested a consumer file from any Acxiom entity from 2007 forward; who were the subject of an Acxiom report sold to a third party that contained information not obtained directly from a governmental entity and who did not receive a timely copy of the report; who were the subject of an Acxiom report and about whom Acxiom adjudicated the hire/no hire decision on behalf of the employer; who, from 2010 forward, disputed an Acxiom report and Acxiom did not complete the investigation within 30 days; or who, from 2007 forward, were the subject of an Acxiom report for which no permissible purpose existed. The complaint alleged various violations of the Fair Credit Reporting Act and sought injunctive relief, an unspecified amount of statutory, compensatory and punitive damages, attorneys’ fees and costs. The Company had previously accrued $3.7 million as its estimate of its probable loss associated with the matter.  In April 2015, the parties executed a settlement agreement resolving the matter.  On August 7, 2015, the Court granted final approval of the settlement agreement.  Acxiom has paid $3.6 million, which represents its share of the settlement amount.  The Company believes the chances of additional loss are remote.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/15 – 7/31/15	0	n/a	0	$82,604,445
8/1/15 – 8/31/15	228,385	19.89	228,385	78,062,279
9/1/15 – 9/30/15	378,929	20.50	378,929	70,295,229
Total	607,314	20.27	607,314	$70,295,229

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on May 19, 2015.  Under the modified common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016. Through September 30, 2015, the Company had repurchased 14.3 million shares of its stock for $229.7 million, leaving remaining capacity of $70.3 million under the stock repurchase program.

Item 6.                      Exhibits

(a)           The following exhibits are filed with this Report:

2.1
Amendment, dated July 31, 2015, to the Contribution and Stock Purchase Agreement,
dated as of May 19, 2015, by and among Aspen Holdco, Inc., Acxiom Corporation,
Acxiom IT Outsourcing, Inc., Acxiom Limited, Aspen Hivedown Limited, Acxiom
Global Service Center Polska sp. z.o.o., Acxiom Polska sp. z.o.o. w likwidacji, and
Acxiom ITO Polska sp. z.o.o. (previously filed on August 6, 2015, as Exhibit 2.1 to
Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1
Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation
(previously filed on August 21, 2015, as Exhibit 10.1 to Acxiom Corporation’s Current
Report on Form 8-K, and incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated
Balance Sheets at September 30, 2015, and March 31, 2015, (ii) Condensed
Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014,  (iii) Condensed Consolidated Statements of Operations for the six months ended September 30, 2015 and 2014,  (iv) Condensed Consolidated Statements of
Comprehensive Income (Loss) for the three months ended September 30, 2015 and
2014, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the
six months ended September 30, 2015 and 2014, (vi) Condensed Consolidated
Statement of Stockholders’ Equity for the six months ended September 30, 2015, (vii)
Condensed Consolidated Statements of Cash Flows for the six months ended September
30, 2015 and 2014, and (viii) the Notes to Condensed Consolidated Financial
Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  November 6, 2015

                         By: /s/ Warren C. Jenson
                         (Signature)
                         Warren C. Jenson
                         Chief Financial Officer & Executive Vice President
                         (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Amendment, dated July 31, 2015, to the Contribution and Stock Purchase Agreement,
dated as of May 19, 2015, by and among Aspen Holdco, Inc., Acxiom Corporation,
Acxiom IT Outsourcing, Inc., Acxiom Limited, Aspen Hivedown Limited, Acxiom
Global Service Center Polska sp. z.o.o., Acxiom Polska sp. z.o.o. w likwidacji, and
Acxiom ITO Polska sp. z.o.o. (previously filed on August 6, 2015, as Exhibit 2.1 to
Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1
Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation
(previously filed on August 21, 2015, as Exhibit 10.1 to Acxiom Corporation’s Current
Report on Form 8-K, and incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated
Balance Sheets at September 30, 2015, and March 31, 2015, (ii) Condensed
Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014,  (iii) Condensed Consolidated Statements of Operations for the six months ended September 30, 2015 and 2014,  (iv) Condensed Consolidated Statements of
Comprehensive Income (Loss) for the three months ended September 30, 2015 and
2014, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the
six months ended September 30, 2015 and 2014, (vi) Condensed Consolidated
Statement of Stockholders’ Equity for the six months ended September 30, 2015, (vii)
Condensed Consolidated Statements of Cash Flows for the six months ended September
30, 2015 and 2014, and (viii) the Notes to Condensed Consolidated Financial
Statements, tagged in detail.