Form 10-Q
period 2015-12-31
ACXIOM CORP
filed 2016-02-05
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of February 1, 2016 was 77,724,143.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
December 31, 2015

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$186,390	$141,010
Trade accounts receivable, net	140,821	126,896
Deferred income taxes	16,475	25,610
Refundable income taxes	6,899	5,239
Restricted cash held in escrow	-	31,000
Other current assets	35,918	34,975
Assets from discontinued operations	-	172,284
Total current assets	386,503	537,014
Property and equipment, net of accumulated depreciation and amortization	178,394	176,254
Software, net of accumulated amortization	58,947	68,962
Goodwill	497,628	497,362
Purchased software licenses, net of accumulated amortization	10,043	9,551
Other assets, net	30,049	33,281
	$1,161,564	$1,322,424
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$32,223	$32,232
Trade accounts payable	30,690	30,094
Accrued expenses
Payroll	46,662	36,659
Other	49,705	62,754
Acquisition escrow payable	-	31,000
Deferred revenue	42,681	33,620
Liabilities from discontinued operations	4,065	57,433
Total current liabilities	206,026	283,792
Long-term debt	168,681	247,855
Deferred income taxes	66,709	80,675
Other liabilities	15,705	6,845
Commitments and contingencies
Equity:
Common stock	12,988	12,794
Additional paid-in capital	1,071,145	1,034,526
Retained earnings	600,072	591,798
Accumulated other comprehensive income	8,141	9,413
Treasury stock, at cost	(987,903)	(945,274)
Total equity	704,443	703,257
	$1,161,564	$1,322,424
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months ended December 31
	2015	2014

Revenues	$221,193	$208,246
Cost of revenue	125,735	125,807
Gross profit	95,458	82,439
Operating expenses:
Research and development	18,400	18,973
Sales and marketing	36,581	30,554
General and administrative	36,793	31,821
Gains, losses and other items, net	4,058	3,381
Total operating expenses	95,832	84,729
Loss from operations	(374)	(2,290)
Other income (expense):
Interest expense	(1,948)	(2,005)
Other, net	303	35
Total other expense	(1,645)	(1,970)
Loss from continuing operations before income taxes	(2,019)	(4,260)
Income taxes	(1,580)	(4,597)
Net earnings (loss) from continuing operations	(439)	337
Earnings (loss) from discontinued operations, net of tax	(971)	3,819
Net earnings (loss)	$(1,410)	$4,156

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.01)	$0.00
Net earnings (loss) from discontinued operations	(0.01)	0.05
Net earnings (loss)	$(0.02)	$0.05

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.01)	$0.00
Net earnings (loss) from discontinued operations	(0.01)	0.05
Net earnings (loss)	$(0.02)	$0.05

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months ended December 31
	2015	2014

Revenues	$625,433	$599,177
Cost of revenue	364,756	366,329
Gross profit	260,677	232,848
Operating expenses:
Research and development	57,489	55,121
Sales and marketing	100,334	85,410
General and administrative	100,055	102,794
Gains, losses and other items, net	8,098	11,342
Total operating expenses	265,976	254,667
Loss from operations	(5,299)	(21,819)
Other income (expense):
Interest expense	(5,789)	(5,774)
Other, net	666	(234)
Total other expense	(5,123)	(6,008)
Loss from continuing operations before income taxes	(10,422)	(27,827)
Income taxes	(3,456)	(10,322)
Net loss from continuing operations	(6,966)	(17,505)
Earnings from discontinued operations, net of tax	15,240	12,513
Net earnings (loss)	$8,274	$(4,992)

Basic earnings (loss) per share:
Net loss from continuing operations	$(0.09)	$(0.23)
Net earnings from discontinued operations	0.20	0.16
Net earnings (loss)	$0.11	$(0.06)

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.09)	$(0.23)
Net earnings from discontinued operations	0.20	0.16
Net earnings (loss)	$0.11	$(0.06)

Some earnings (loss) per share amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the Three Months ended December 31
	2015	2014

Net earnings (loss)	$(1,410)	$4,156
Other comprehensive income (loss):
Change in foreign currency translation adjustment	255	(2,399)
Unrealized gain (loss) on interest rate swap	217	(93)
Other comprehensive income (loss)	472	(2,492)
Comprehensive income (loss)	$(938)	$1,664

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2015	2014

Net earnings (loss)	$8,274	$(4,992)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,418)	(4,293)
Unrealized gain (loss) on interest rate swap	146	(5)
Other comprehensive loss	(1,272)	(4,298)
Comprehensive income (loss)	$7,002	$(9,290)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED DECEMBER 31, 2015
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	Earnings	income	of shares	Amount	Equity
Balances at March 31, 2015	127,938,797	$12,794	$1,034,526	$ 591,798	$ 9,413	(50,102,724)	$(945,274)	$703,257
Employee stock awards, benefit plans and other issuances	897,825	90	11,347	-	-	(282,157)	(5,094)	6,343
Tax impact of stock options, warrants and restricted stock	-	-	839	-	-	-	-	839
Non-cash share-based compensation from continuing operations	46,693	5	23,524	-	-	-	-	23,529
Non-cash share-based compensation from discontinued operations	-	-	1,008	-	-	-	-	1,008
Restricted stock units vested	991,964	99	(99)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(1,902,116)	(37,535)	(37,535)
Comprehensive loss:
Foreign currency translation	-	-	-	-	(1,418)	-	-	(1,418)
Unrealized gain on interest rate swap	-	-	-	-	146	-	-	146
Net earnings	-	-	-	8,274	-	-	-	8,274
Balances at December 31, 2015	129,875,279	$12,988	$ 1,071,145	$600,072	$ 8,141	(52,286,997)	$(987,903)	$704,443

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$8,274	$(4,992)
Less: Earnings from discontinued operations, net of tax	(15,240)	(12,513)
Adjustments to reconcile net loss to net cash from provided by operating activities:
Depreciation and amortization	63,221	54,687
Loss (gain) on disposal and impairment of goodwill and other assets	938	(275)
Deferred income taxes	(4,856)	(2,020)
Non-cash share-based compensation expense	23,529	20,100
Changes in operating assets and liabilities:
Accounts receivable, net	(15,238)	9,573
Other assets	(1,820)	1,409
Deferred costs	(823)	(316)
Accounts payable and other liabilities	3,182	(26,679)
Deferred revenue	9,205	(7,215)
Net cash provided by operating activities	70,372	31,759
Cash flows from investing activities:
Capitalized software development costs	(10,360)	(14,985)
Capital expenditures	(33,822)	(42,352)
Data acquisition costs	(1,135)	(1,497)
Net cash paid in acquisitions	(5,386)	(265,672)
Net cash used in investing activities	(50,703)	(324,506)
Cash flows from financing activities:
Payments of debt	(79,183)	(18,254)
Sale of common stock, net of stock acquired for withholding taxes	6,343	(807)
Excess tax benefits from stock-based compensation	2,022	-
Acquisition of treasury stock	(37,535)	(9,868)
Net cash used in financing activities	(108,353)	(28,929)
Net cash used in continuing operations	(88,684)	(321,676)
Cash flows from discontinued operations:
Net cash provided by operating activities	10,277	38,773
Net cash provided by (used in) investing activities	124,506	(6,250)
Net cash used in financing activities	(206)	(1,561)
Net cash provided by discontinued operations	134,577	30,962
Net cash provided by (used in) continuing and discontinued operations	45,893	(290,714)
Effect of exchange rate changes on cash	(513)	(981)
Net change in cash and cash equivalents	45,380	(291,695)
Cash and cash equivalents at beginning of period	141,010	418,586
Cash and cash equivalents at end of period	$186,390	$126,891

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the Nine Months ended December 31
	2015	2014
Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,220	$6,200
Income taxes	6,004	538
Payments on capital leases and installment payment arrangements	269	3,249
Prepayment of debt	55,000	-
Other debt payments	24,120	16,566
See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2015 (“2015 Annual Report”), as filed with the Commission on May 27, 2015.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2015 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2016.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2015 Annual Report.

Reclassifications

During the quarter ended June 30, 2015, the Company reviewed its classification of expenses in its statement of operations and made several changes in an effort to bring added transparency to its reporting. Expenses for prior periods have been reclassified to conform to the current-year presentation. The reclassifications had no effect on loss from operations, loss from continuing operations before income taxes, or net loss. The following is a summary of the reclassifications for the quarter and year-to-date periods ended December 31, 2014:

Additional categories of operating costs and expenses in the Consolidated Statement of Operations:  The Company has segregated research and development costs previously reported as a component of cost of revenue and has separated selling, general and administrative into sales and marketing and general and administrative.  In addition, the Company added a gross profit subtotal to its Consolidated Statements of Operations.

Reclassification of operating costs and expenses:  The Company previously classified all account management functions (which include activities supporting existing client relationships and managing client service activities, as well as responsibilities for existing client contract extensions and up-sell) and all IT project management activities as cost of revenue.  As the Company is now disaggregating its operating results into more granular categories of costs, and as a result of activities during fiscal 2015 to clarify and segregate account management roles between those supporting existing client relationships and those focused on existing contract extensions and upsell and IT project management roles between client-facing and internal projects, certain costs are presented in a new category.  Account management costs supporting contract extension and upsell are now classified as sales and marketing, and internal IT project management costs are now classified as general and administrative.  Accordingly, prior year amounts have been reclassified to conform to the current presentation.

Operating costs and expenses are now classified in the following categories in the Consolidated Statements of Operations:

•
Cost of revenue includes all direct costs of sales such as data and other third party costs directly tied to revenue.  Cost of revenue also includes operating expenses for each of the Company’s operations cost centers such as client services, account management, agency, consulting, IT, data acquisition, and product operations.  Finally, cost of revenue includes amortization of internally developed software.

•	Research and development includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

•	Sales and marketing includes operating expenses for the Company’s sales, marketing, and product marketing cost centers.

•	General and administrative represents operating expenses for all corporate costs centers, including finance, human resources, legal, corporate IT, and the corporate office.

The following table summarizes the reclassification activity for the three months ended December 31, 2014 (dollars in thousands):
	As previously reported1	Category expansion	Account management reclass	IT reclass and other	As currently reported
Cost of revenue	$162,521	$(18,973)	$(15,454)	$(2,287)	$125,807
Research and development	$-	$18,973	$-	$-	$18,973
Selling, general and administrative	$44,634	$(44,634)	$-	$-	$-
Sales and marketing	$-	$15,342	$15,454	$(242)	$30,554
General and administrative	$-	$29,292	$-	$2,529	$31,821

1 Adjusted for discontinued operations

The following table summarizes the reclassification activity for the nine months ended December 31, 2014 (dollars in thousands):
	As previously reported1	Category expansion	Account management reclass	IT reclass and other	As currently reported
Cost of revenue	$474,294	$(55,121)	$(45,436)	$(7,408)	$366,329
Research and development	$-	$55,121	$-	$-	$55,121
Selling, general and administrative	$135,360	$(135,360)	$-	$-	$-
Sales and marketing	$-	$40,216	$45,436	$(242)	$85,410
General and administrative	$-	$95,144	$-	$7,650	$102,794
1 Adjusted for discontinued operations

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changed the requirements for determining whether a component is included in discontinued operations and required expanded disclosures that provide readers of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.  The update was effective for Acxiom at the beginning of the current fiscal year.  The update did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2015, the FASB issued update ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings (loss) that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company has early adopted this update, as permitted, beginning in the current quarter ended December 31, 2015.  There was no impact on the Company’s financial condition and earnings (loss) as a result of adopting this guidance.  Because adoption of the guidance is prospective, the impact of ASU 2015-16 on the Company’s financial condition and earnings (loss) will depend upon the nature of any measurement period adjustments identified in future periods.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued update ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP, as well as some cost guidance and guidance on certain gains and losses. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The effective date for the update has been deferred until fiscal 2019 for the Company, with early application allowed for fiscal 2018.  Adoption of the update may be applied using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued update ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by the new guidance. The update is effective for the Company beginning in fiscal year 2017 and must be applied on a retrospective basis to all periods presented. Because this guidance impacts presentation only, the adoption of the new requirements of ASU 2015-03 will not have any impact on our consolidated financial position or results of operations.  Under ASU 2015-03, unamortized debt issuance costs of $3.0 million would be reclassified from other assets, net to a reduction of long-term debt as of December 31, 2015.

In November 2015, the FASB issued update ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its U.S. GAAP simplification initiative. This update requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet, thus simplifying the current guidance which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. The update may be applied either prospectively or retrospectively and is effective for the Company at the beginning of fiscal year 2018 and early adoption is allowed. We are currently evaluating the impact of our pending adoption of ASU 2015-17 on our condensed consolidated financial statements.

2.           EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):
	For the quarter ended December 31		For the nine months ended December 31
	2015	2014	2015	2014

Net earnings (loss) from continuing operations	$(439)	$337	$(6,966)	$(17,505)
Net earnings (loss) from discontinued operations	(971)	3,819	15,240	12,513
Net earnings (loss)	$(1,410)	$4,156	$8,274	$(4,992)

Basic earnings (loss) per share:
Basic weighted-average shares outstanding	77,831	77,039	77,903	76,998
Basic earnings (loss) per share:
Continuing operations	$(0.01)	$0.00	$(0.09)	$(0.23)
Discontinued operations	$(0.01)	$0.05	$0.20	$0.16
Net earnings (loss)	$(0.02)	$0.05	$0.11	$(0.06)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,831	77,039	77,903	76,998
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	1,263	-	-
Diluted weighted-average shares outstanding	77,831	78,302	77,903	76,998
Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.00	$(0.09)	$(0.23)
Discontinued operations	$(0.01)	$0.05	$0.20	$0.16
Net earnings (loss)	$(0.02)	$0.05	$0.11	$(0.06)

Some earnings (loss) per share amounts may not add due to rounding.

Due to the net loss from continuing operations incurred by the Company during the quarter and nine months ended December 31, 2015, the dilutive effect of options, warrants and restricted stock units covering 1.5 and 1.4 million shares, respectively, of common stock in each period was excluded from the diluted loss per share calculations since the impact on the calculations was anti-dilutive.  Due to the net loss from continuing operations incurred by the Company during the nine months ended December 31, 2014, the dilutive effect of options, warrants and restricted stock units covering 1.3 million shares of common stock was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

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
	For the quarter ended December 31		For the nine months ended December 31
	2015	2014	2015	2014
Number of shares outstanding under options, warrants and restricted stock units	1,112	2,012	1,751	1,838
Range of exercise prices for options and warrants	$17.49-$62.06	$18.78-$62.06	$17.49-$62.06	$19.18-$62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on May 19, 2015.  Under the modified common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016. During the nine months ended December 31, 2015, the Company repurchased 1.9 million shares of its common stock for $37.5 million.  Through December 31, 2015, the Company had repurchased 14.8 million shares of its stock for $240.0 million, leaving remaining capacity of $60.0 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The following table presents the accumulated balances for each component of other comprehensive income (dollars in thousands):
	December 31, 2015	March 31, 2015
Foreign currency translation	$8,194	$9,612
Unrealized loss on interest rate swap	(53)	(199)
	$8,141	$9,413

3.           SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 24.8 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  On May 8, 2015, the Company’s compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company’s equity compensation plans which would permit the issuance of an additional 4.1 million shares under the plan.  That amendment received stockholder approval at the August 18, 2015 annual stockholders’ meeting.  The amendment brings the total number of shares of the Company’s common stock available for issuance under its stock option and equity compensation plans to 28.9 million shares. At December 31, 2015, there were a total of 5.5 million shares available for future grants under the plans.

Stock Option Activity
The Company granted 445,785 stock options, having a per-share weighted-average fair value of $6.48, in the nine months ended December 31, 2015.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.2%; expected option life of 4.5 years; expected volatility of 40% and a suboptimal exercise multiple of 1.4.  The dividend yield was determined to be 0.0% since Acxiom is currently not paying dividends and there are no plans to pay dividends.  The risk-free rate was determined by reference to the U.S. Treasury securities with a term equal to the life of the options.  The expected option life is an output of the lattice model.  The expected volatility was determined by considering both the historical volatility of Acxiom common stock, as well as the implied volatility of traded Acxiom options.  The suboptimal exercise multiple was determined using actual historical exercise activity of Acxiom options.

Option activity for the nine-month period ended December 31, 2015 was:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2015	4,870,219	$15.10
Granted	445,785	$17.84
Exercised	(625,256)	$8.63		$7,048
Forfeited or cancelled	(781,791)	$27.11
Outstanding at December 31, 2015	3,908,957	$14.04	5.11	$28,178
Exercisable at December 31, 2015	2,678,043	$14.27	3.68	$18,885

The ending balances aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on December 31, 2015.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of December 31, 2015 is presented below:
	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted-average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$ 0.63 - $ 8.90	809,387	6.31 years	$ 1.70	439,366	$ 1.69
$ 11.08 - $ 14.42	1,204,258	4.37 years	$ 13.18	1,090,931	$ 13.16
$ 15.10 - $ 19.76	851,168	5.60 years	$ 17.15	436,121	$ 16.57
$ 20.44 - $ 25.00	1,024,502	4.58 years	$ 21.87	701,761	$ 22.18
$ 26.33 - $ 62.06	19,642	7.83 years	$ 32.83	9,864	$ 32.80
	3,908,957	5.11 years	$ 14.04	2,678,043	$ 14.27

Total expense related to stock options for the nine months ended December 31, 2015 and 2014 was approximately $8.0 million and $7.0 million, respectively.  Future expense for these options is expected to be approximately $11.4 million over the next four years.

Stock Appreciation Right (“SAR”) Activity
SAR activity for the nine-month period ended December 31, 2015 was:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2015	245,404	$ 40.00
Outstanding at December 31, 2015	245,404	$ 40.00	1.25	$ -
Exercisable at December 31, 2015	-		$-	$ -

Total expense related to SARs for the nine months ended December 31, 2015 and 2014 was $0.1 million in both periods.  Future expense for these SARs is expected to be approximately $0.2 million over the next two years.

Restricted Stock Unit Activity
During the nine months ended December 31, 2015, the Company granted time-vesting restricted stock units covering 1,231,173 shares of common stock with a value at the date of grant of $23.1 million.  Of the restricted stock units granted in the current period, 879,664 vest in equal annual increments over four years, 51,587 vest in equal annual increments over two years, 57,382 vest in one year, and 242,540 vest in equal quarterly increments starting 15 months after the date of grant.  Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the nine-month period ended December 31, 2015 was:
	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	2,053,179	$20.40	1.95
Granted	1,231,173	$18.76
Vested	(920,050)	$20.12
Forfeited or cancelled	(176,784)	$19.46
Outstanding at December 31, 2015	2,187,518	$19.67	2.24

During the nine months ended December 31, 2015, the Company granted performance-based restricted stock units covering 347,125 shares of common stock with a value at the date of grant of $6.4 million.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2018, with a modifier based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the compensation committee of the board of directors for the period from April 1, 2015 to March 31, 2018.  The value of the performance-based restricted stock units is determined using a Monte Carlo simulation model.

Non-vested performance-based restricted stock unit activity for the nine-month period ended December 31, 2015 was:
	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	389,310	$21.12	1.57
Granted	347,125	$18.32
Forfeited or cancelled	(87,759)	$19.88
Outstanding at December 31, 2015	648,676	$19.79	1.54

Total expense related to all restricted stock units in the nine months ended December 31, 2015 and 2014 was approximately $13.9 million and $12.7 million, respectively.  Future expense for these restricted stock units is expected to be approximately $39.2 million over the next four years.

Other Performance Unit Activity
Other performance-based unit activity for the nine-month period ended December 31, 2015 was:
	Number of shares	Weighted-average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	312,575	$5.23
Granted	323,080	$2.94
Outstanding at December 31, 2015	635,655	$4.07	1.55

During the nine months ended December 31, 2015, the Company granted 323,080 performance-based units with a value at the date of grant of $0.9 million.  All of the performance-based units granted vest subject to attainment of performance criteria established by the compensation committee of the board of directors.  The units granted in the current period may vest in a number of units up to 100% of the award, based on the attainment of certain Company common stock share price targets for the period from July 1, 2015 to June 30, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company’s stock price on the date of vesting and ranges from 0% at a $25 Company stock price, or below, to 100% at a $55 Company stock price. The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

Total expense related to other performance units for the nine months ended December 31, 2015 was $0.6 million.  Total expense related to other performance units for the nine months ended December 31, 2014 was not material.  Future expense for these performance units is expected to be approximately $1.6 million over the next three years.

Share-based Compensation Plan Activity Related to Discontinued Operations
The share-based compensation plan activity related to the ITO discontinued operations was not material. On the July 31, 2015 closing date of the ITO disposition, the Company accelerated the vesting of all 71,914 restricted stock units held by associates of the discontinued operations.  At December 31, 2015, associates of the discontinued operations held 15,886 stock options to purchase the Company’s common stock. Total share-based compensation expense related to discontinued operations for the nine months ended December 31, 2015 and 2014 was $1.0 million and $0.4 million, respectively.

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

At the closing of the transaction, the Company received total consideration of $131.0 million ($140.0 million stated sales price less closing adjustments and transaction costs of $9.0 million). The Company may also receive up to a maximum of $50 million in contingent payments in future periods through 2020 subject to certain performance metrics of ITO.  As the receipt of contingent payments under this provision is uncertain, any future receipts will be recorded upon resolution of the contingency as a component of income from discontinued operations.  In addition, the Company has the right to participate in distributions of the divested entity above a defined amount. The Company reported a gain of $9.3 million on the sale, inclusive of working capital and other contingency resolutions during the current quarter, which is included in earnings from discontinued operations, net of tax.

The Company also entered into an agreement to amend its credit agreement (see Note 9 – Long-Term Debt).  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition.  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revised certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company applied $55.0 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement (see Note 9 – Long-Term Debt).  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense for the nine months ended December 31, 2015 and 2014 was $0.4 million and $1.0 million, respectively.  Allocated interest expense for the quarter ended December 31, 2014 was $0.3 million.  The Company plans to use the remaining proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes.

Summary results of operations of ITO for the quarter and nine months ended December 31, 2015 and 2014, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.  The following table is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):
	For the quarter ended December 31		For the nine months ended December 31
	2015	2014	2015	2014
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$-	$52,194	$69,410	$163,515
Cost of revenue	-	41,207	50,837	127,056
Gross profit	-	10,987	18,573	36,459
Operating expenses:
Sales and marketing	-	541	1,192	1,917
General and administrative	-	2,169	6,053	7,485
Loss (gain) on sale of discontinued operations	1,011	-	(9,349)	-
Gains, losses and other items, net	-	795	-	1,215
Total operating expenses	1,011	3,505	(2,104)	10,617
Income (loss) from discontinued operations	(1,011)	7,482	20,677	25,842
Interest expense	-	(605)	(681)	(1,804)
Other, net	-	(68)	(230)	(327)
Earnings (loss) from discontinued operations before income taxes	(1,011)	6,809	19,766	23,711
Income taxes	(490)	2,672	4,076	9,300
Earnings (loss) from discontinued operations, net of tax	$(521)	$4,137	$15,690	$14,411

The carrying amounts of the major classes of assets and liabilities of ITO are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the condensed consolidated balance sheets. The following table is a reconciliation of the major classes of assets and liabilities of the discontinued operations (dollars in thousands):
	December 31, 2015	March 31, 2015
Trade accounts receivable, net	$-	$35,743
Deferred income taxes	-	2,762
Other current assets	-	10,707
Property and equipment, net of accumulated depreciation and amortization	-	44,336
Goodwill	-	71,508
Purchased software licenses, net of accumulated amortization	-	3,943
Other assets, net	-	3,173
Assets from discontinued operations	$-	$172,172

Current installments of long-term debt	$-	$653
Trade accounts payable	-	8,857
Accrued expenses	2,728	7,480
Deferred revenue	-	3,658
Long-term debt	-	6,684
Deferred income taxes	-	22,716
Other liabilities	-	6,377
Liabilities from discontinued operations	$2,728	$56,425

ITO is a provider of managed hosting and cloud infrastructure services, optimized for mid-tier enterprises.  The Company entered into certain agreements with ITO in which support services, including data center co-location services, will be provided from the Company to ITO, and from ITO to the Company upon the sale of that business.   Additionally, the Company entered into certain other agreements with ITO to provide or receive leased office space. The terms

of these agreements range from several months to the longest of which continues through July 2020.   The agreements generally provide cancellation provisions, without penalty, at various times throughout the term.  Cash inflows related to the agreements, included in cash flows from operating activities in the condensed consolidated statements of cash flows, were $2.0 million and $2.7 million, respectively, for the quarter and nine months ended December 31, 2015.  Cash outflows related to the agreements, included in cash flows from operating activities in the condensed consolidated statements of cash flows, were $2.4 million and $2.5 million, respectively, for the quarter and nine months ended December 31, 2015.  Revenues related to the agreements, included in loss from continued operations in the condensed consolidated statements of operations, were $1.8 million and $2.9 million, respectively, for the quarter and nine months ended December 31, 2015. Expenses related to the agreements, included in loss from continued operations in the condensed consolidated statements of operations, were $1.8 million and $3.0 million, respectively, for the quarter and nine months ended December 31, 2015.

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

Summary results of operations of the 2Touch business unit for the quarter and nine months ended December 31, 2015 and 2014 are segregated and included in earnings (loss) from discontinued operations, net of tax, in the condensed consolidated statements of operations and consists of (dollars in thousands):
	For the quarter ended December 31		For the nine months ended December 31
	2015	2014	2015	2014
Revenues	$-	$1,250	$-	$8,490

Operating expenses, excluding loss on sale of discontinued operations	$450	$1,568	$450	$8,513
Loss on sale of discontinued operations	-	-	-	1,875
Loss from discontinued operations before income taxes	$(450)	$(318)	$(450)	$(1,898)
Income taxes	-	-	-	-
Loss from discontinued operations, net of tax	$(450)	$(318)	$(450)	$(1,898)

The carrying amounts of the major classes of assets and liabilities of the 2Touch business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the condensed consolidated balance sheets and consists of (dollars in thousands):
	December 31, 2015	March 31, 2015
Trade accounts receivable, net	$-	$112
Assets from discontinued operations	$-	$112

Other accrued expenses	$1,337	$1,008
Liabilities from discontinued operations	$1,337	$1,008

5.           ACQUISITIONS

On December 1, 2015, the Company acquired certain addressable television net assets from The Allant Group, Inc.  The acquisition provides the Company additional consumer insight capabilities that enable clients to more effectively reach their television channel customer base and audiences.  The Company paid approximately $5.4 million in cash.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.  The results of operation for the acquisition are included in the Company’s consolidated results beginning December 1, 2015.

The following table presents the purchase price allocation related to assets acquired and liabilities assumed (dollars in thousands):
December 1, 2015
Assets acquired:
Accounts receivable	$499
Developed technology	2,700
Other intangible assets	1,400
Goodwill	1,377
5,976
Accounts payable	(590)
Net cash paid	$5,386

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on preliminary calculations and valuations using management’s estimates and assumptions and were based on the information that was available as of the date of acquisition. The Company expects to finalize the valuation as soon as practical.

6.           OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):
	December 31, 2015	March 31, 2015
Prepaid expenses	$23,078	$20,684
Assets of non-qualified retirement plan	12,731	14,174
Other miscellaneous assets	109	117
Other current assets	$35,918	$34,975

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2015	March 31, 2015
Acquired intangible assets, net	$20,594	$22,902
Deferred data acquisition costs	1,836	2,347
Deferred expenses	4,246	5,078
Other miscellaneous noncurrent assets	3,373	2,954
Noncurrent assets	$30,049	$33,281

7.           GOODWILL:

As discussed in Note 11 – Segment Information, during the first quarter of fiscal year 2016, the Company changed its organizational structure which resulted in a change of operating segments and reporting units. As a result, goodwill was re-allocated to the new reporting units using a relative fair value approach.

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

During the quarter ended December 31, 2015, management determined that results for the Asia/Pacific (“APAC”) component were lower than had been projected in the previous goodwill test in part due to an economic slowdown in Asia. Management further determined that the failure of the APAC component to meet expectations, combined with the expectation that future projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test. The impairment test indicated a reduced fair value, but the fair value is still in excess of the carrying value resulting in no impairment. Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the APAC component. However, management cannot give any assurances that the values will not change in the future. For example, if the APAC projections are not achieved in the future or if there are strategic changes related to the reporting unit, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach. The Company continues to monitor potential triggering events including changes in the APAC business climate, the volatility of the APAC capital markets, and the APAC component’s recent operating performance and projections. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

As discussed in Note 11 – Segment Information, during the quarter ended December 31, 2015, the Company expanded its operating segments and reporting units. As a result, goodwill was reallocated to the new reporting units using a relative fair value approach.

This table sets forth the carrying amount of goodwill, by operating segment, at December 31, 2015, and the changes in those balances (dollars in thousands).
	Marketing Services and Audience Solutions	Marketing Services	Audience Solutions	Connectivity	Total
Balance at March 31, 2015	$402,645	$-	$-	$94,717	$497,362

Impairment	(502)	-	-	-	(502)
Reallocation of segments	(402,143)	124,627	277,516	-	-
Acquisition of addressable television assets of Allant	-	-	1,377	-	1,377
Change in foreign currency translation adjustment	-	(291)	(219)	(99)	(609)
Balance at December 31, 2015	$-	$124,336	$278,674	$94,618	$497,628

Goodwill by component included in each segment as of December 31, 2015 was:
	Marketing Services	Audience Solutions	Connectivity	Total
U.S.	$116,594	$273,430	$91,164	$481,188
APAC	7,742	5,244	3,454	16,440
Balance at December 31, 2015	$124,336	$278,674	$94,618	$497,628

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

8.           PROPERTY AND EQUIPMENT:

Property and equipment of the Company’s continuing operations, some of which has been pledged as collateral for long-term debt, is summarized below (dollars in thousands):
	December 31, 2015	March 31, 2015
Land	$6,737	$6,737
Buildings and improvements	219,846	202,439
Data processing equipment	254,597	245,538
Office furniture and other equipment	39,082	51,007
	520,262	505,721
Less accumulated depreciation and amortization	341,868	329,467
	$178,394	$176,254

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $10.0 million and $9.2 million for the quarters ended December 31, 2015 and 2014, respectively.  Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $29.8 million and $25.8 million for the nine months ended December 31, 2015 and 2014, respectively.

9.           LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	December 31, 2015	March 31, 2015
Term loan credit agreement	$192,500	$270,000
Other debt and long-term liabilities	8,404	10,087
Total long-term debt and capital leases	200,904	280,087
Less current installments	32,223	32,232
Long-term debt, excluding current installments	$168,681	$247,855

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At December 31, 2015, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at December 31, 2015 or March 31, 2015.  The weighted-average interest rate on term loan borrowings at December 31, 2015 was 2.6%.  Outstanding letters of credit at December 31, 2015 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2015, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition that occurred on July 31, 2015 (See Note 4 – Discontinued Operations).  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase rights and limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company applied $55.0 million of proceeds from the ITO disposition to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense for the quarter ended December 31, 2014 was $0.3 million.  Allocated interest expense for the nine months ended December 31, 2015 and 2014 was $0.4 million and $1.0 million, respectively.

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2015 was 0.54%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2015.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of December 31, 2015, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.1 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2015.

10.           ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $5.4 million at December 31, 2015 and $4.4 million at March 31, 2015.

11.           SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.

During the first quarter of fiscal 2016, the Company realigned its organizational structure to better reflect its business strategy. On May 20, 2015, the Company entered into a definitive agreement to sell its ITO business to Charlesbank Capital Partners and M/C Partners to more sharply focus on growing our Marketing & Data Services businesses. The sale was completed on July 31, 2015.  As a result of this transaction and the organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Thus, beginning in fiscal year 2016, the Company began reporting its financial performance based on the following new segments: Marketing Services and Audience Solutions, and Connectivity, with plans to report Marketing Services and Audience Solutions as separate segments in the future. During the third quarter of fiscal 2016, the operational and financial activities to separate Marketing Services and Audience Solutions were completed and as a result are now reported as separate operating segments. Prior period amounts have been adjusted to conform to the way the Company internally managed and monitored segment performance during the current fiscal quarter.

Revenue and cost of revenue are generally directly attributed to the segments. Certain revenue contracts are allocated among the segments based on the relative value of the underlying products and services. Cost of revenue, excluding non-cash stock compensation expense and purchased intangible asset amortization, is directly charged in most cases and allocated in certain cases based upon proportional usage.

Operating expenses, excluding non-cash stock compensation expense and purchased intangible asset amortization, are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified products supported.
•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.
•	General and administrative expenses are generally not allocated to the segments unless directly attributable.
•	Gains, losses and other items, net are not allocated to the segment groups.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents information by business segment (dollars in thousands).  The prior-year segment information has been restated to conform to the new segment presentation:
	For the quarter ended December 31		For the nine months ended December 31
	2015	2014	2015	2014
Revenues:
Marketing Services	$115,725	$114,403	$336,430	$336,441
Audience Solutions	77,046	75,933	217,718	227,020
Connectivity	28,422	17,910	71,285	35,716
Total operating segment revenues	$221,193	$208,246	$625,433	$599,177

Gross profit(1):
Marketing Services	$38,561	$41,572	$112,139	$120,275
Audience Solutions	45,265	39,215	121,258	116,245
Connectivity	16,130	5,858	41,582	5,088
Total operating segment gross profit	$99,956	$86,645	$274,979	$241,608

Income (loss) from operations(1):
Marketing Services	$20,309	$21,859	$55,070	$63,263
Audience Solutions	30,723	28,919	80,000	84,484
Connectivity	(1,015)	(7,802)	(2,874)	(34,043)
Total operating segment income from operations	$50,017	$42,976	$132,196	$113,704

(1) Gross profit and Income (loss) from operations reflect only the direct and allocable controllable costs of each segment and do not include allocations of corporate expenses (primarily general and administrative expenses) and gains, losses, and other items, net. Additionally, Gross profit and Income (loss) from operations do not reflect non-cash stock compensation expense and purchased intangible asset amortization (both of which were previously allocated to segments, principally Connectivity).

The following table reconciles total operating segment gross profit to gross profit and total operating segment income from operations to loss from operations:
	For the quarter ended December 31		For the nine months ended December 31
	2015	2014	2015	2014

Total operating segment gross profit	$99,956	$86,645	$274,979	$241,608
Less:
Purchased intangible asset amortization	3,754	3,783	11,262	7,673
Non-cash stock compensation	666	423	1,442	1,087
Corporate expenses	78	-	1,598	-
Gross profit	$95,458	$82,439	$260,677	$232,848

Total operating segment income from operations	$50,017	$42,976	$132,196	$113,704
Less:
Corporate expenses	34,533	29,652	94,606	96,408
Gains, losses and other items, net	4,058	3,381	8,098	11,342
Purchased intangible asset amortization	3,754	3,783	11,262	7,673
Non-cash stock compensation	8,046	8,450	23,529	20,100
Loss from operations	$(374)	$(2,290)	$(5,299)	$(21,819)

12.           RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The Company records costs associated with employee terminations and other exit activity in accordance with applicable accounting standards when those costs become probable and are reasonably estimable.  The following table summarizes the restructuring activity for the nine months ended December 31, 2015 (dollars in thousands):
	Associate-related reserves	Ongoing contract costs	Total
Continuing operations:
Balance at March 31, 2015	$7,211	$5,228	$12,439
Charges and adjustments	4,961	1,968	6,929
Payments	(10,555)	(3,974)	(14,529)
Balance at December 31, 2015	$1,617	$3,222	$4,839

Discontinued operations:
Balance at March 31, 2015		$8,422
Charges and adjustments		-
Disposal		(7,946)
Payments		(476)
Balance at December 31, 2015		$-

The above balances from continuing operations are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the nine months ended December 31, 2015, the Company recorded a total of $7.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $5.0 million, lease termination charges and accruals of $2.0 million, and leasehold improvement write offs of $0.3 million.

The associate-related accruals of $5.0 million relate to the termination of associates in the United States, Europe, Brazil, and Australia.  Of the amount accrued for 2016, $0.8 million remained accrued as of December 31, 2015.  These costs are expected to be paid out in fiscal 2016.

The lease termination charges and accruals of $2.0 million included a $1.4 million lease early-termination fee in France, a lease accrual of $0.3 million, and a $0.3 million increase to the fiscal 2015 lease restructuring plans.  The lease early-termination fee was fully paid during the quarter ended December 31, 2015. Of the amount accrued during the current fiscal year, $0.2 million remained accrued as of December 31, 2015.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million.

The associate-related accruals of $13.3 million related to the termination of associates in the United States, Europe, Australia, and China and included an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $0.8 million remained accrued as of December 31, 2015.  These costs are expected to be paid out in fiscal 2016.

The lease accruals of $6.5 million were determined in accordance with the accounting standards which govern exit costs.  These accounting standards require the Company to accrue for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for 2015, $3.0 million remained accrued as of December 31, 2015.

Gains, Losses and Other Items
The following table presents the components of gains, losses and other items for each of the periods presented (dollars in thousands):
	For the quarter ended December 31		For the nine months ended December 31
	2015	2014	2015	2014
Restructuring plan charges and adjustments	$4,008	$3,381	$7,310	$10,522
LiveRamp acquisition-related costs	-	-	-	820
Impairment of goodwill and other assets	-	-	706	-
Other	50	-	82	-
	$4,058	$3,381	$8,098	$11,342

13.           COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company’s condensed consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote.  However, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations.  The Company maintains insurance coverage above certain limits.  There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments related to continuing operations over the next 25 years of $88.4 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At December 31, 2015, the Company’s maximum potential future payments under this guarantee totaled $0.6 million.

14.           INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The estimated annual effective income tax rate for the current fiscal year is impacted by state income taxes, losses in foreign jurisdictions, and nondeductible share-based compensation.  State income taxes are influenced by the geographic and legal entity mix of the Company’s U.S. income as well as the diversity of rules among the states.  In addition, the Company qualifies for research tax credits in certain states.  The Company does not record a tax benefit for certain foreign losses due to uncertainty of future benefit. In addition, the quarter ended December 31, 2015 reflects approximately $1.5 million in tax benefit attributable to the retroactive and permanent reinstatement of the U.S. research tax credit during the quarter.

15.           FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At December 31, 2015, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,731	$-	$-	$12,731
Total assets	$12,731	$-	$-	$12,731

Liabilities:
Other liabilities	$-	$52	$-	$52
Total liabilities	$-	$52	$-	$52

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

Founded in 1969 in Conway, Arkansas, Acxiom’s culture and roots are grounded in service and excellence. We take pride in helping our clients efficiently use data to create personalized customer experiences. Our Company serves customer-centric clients in North America, Europe, South America, and Asia-Pacific (“APAC”). Our client list includes many of the largest organizations in the world across most major industry verticals, including financial services and insurance, automotive, retail, telecommunications, technology, healthcare, travel, entertainment, non-profit, and government.

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

During fiscal 2015, the Company acquired all of the outstanding shares of LiveRamp, Inc. (“LiveRamp”), a leading service provider for onboarding customer data into digital marketing applications.  As a result of this transaction, LiveRamp is now a wholly-owned subsidiary of the Company.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the condensed consolidated financial statements beginning in the second quarter of fiscal 2015.  LiveRamp is included in the Connectivity segment.  Under the terms of the merger agreement, the Company paid $265.7 million, net of cash acquired, in cash for all outstanding LiveRamp shares.  The purchase price for the acquisition also included certain replacement stock options issued to LiveRamp employees resulting in an acquisition date total fair value of consideration transferred for LiveRamp of approximately $272.7 million.

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

At the closing of the transaction, the Company received total consideration of $131.0 million ($140.0 million stated sales price less closing adjustments and transaction costs of $9.0 million). The Company may also receive up to a maximum of $50 million in contingent payments in future periods through 2020 subject to certain performance metrics of ITO.  As the receipt of contingent payments under this provision is uncertain, any future receipts will be recorded upon resolution of the contingency as a component of income from discontinued operations.  In addition, the Company has the right to participate in distributions of the divested entity above a defined amount. The Company reported a gain of $9.3 million on the sale, inclusive of working capital and other contingency resolutions during the current quarter, which is included in earnings from discontinued operations, net of tax.

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

Operating Segments

During the first quarter of fiscal 2016, the Company realigned its organizational structure to better reflect its business strategy. On May 20, 2015, the Company entered into a definitive agreement to sell its ITO business to Charlesbank Capital Partners and M/C Partners to more sharply focus on growing our Marketing & Data Services businesses. As a result of this transaction and the organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Thus, beginning in fiscal year 2016, the Company began reporting its financial performance based on our new segments: Marketing Services and Audience Solutions, and Connectivity, with plans to report Marketing Services and Audience Solutions as separate segments in the future. During the third quarter of fiscal 2016, the operational and financial activities to separate Marketing Services and Audience Solutions were completed and are now reported as separate operating segments.

Our segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 11 – Segment Information of the Notes to Condensed Consolidated Financial Statements.

Marketing Services

Our Marketing Services segment provides industry-leading solutions and services that help our clients organize and activate data to better manage audiences, personalize customer experiences, create more profitable customer relationships, and recognize and reach desired audiences.  In serving our clients, we: 1) create a unified and privacy-compliant view of our clients’ data (online, offline, 1st, 2nd, and 3rd party) to enable higher levels of engagement and customer value creation; 2) activate omni-channel insights about our clients’ customers through application and channel integrations; 3) provide focused full-service client programs to assess, test, and guide the execution of core marketing programs using these solutions; and 4) leverage our data and decision sciences assets to identify, segment and differentiate our clients’ audiences for more effective marketing and superior customer experiences.  Our services deliver differentiated client value as we combine open solutions and core client systems with flexible integrations using Acxiom’s ecosystem of over 200 marketing technology partners.

The Marketing Services segment consists of the following service offerings: Marketing Database Services, Impact Email Platform and Services, and Consulting.

Marketing Database Services

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

Our Audience Solutions revenue consists primarily of licensing fees, which are typically in the form of recurring monthly billings, but can also be based on transactional volume or one-time usage. In addition, Audience Solutions generates digital data revenue from certain digital publishers and addressable television providers in the form of revenue sharing agreements. Our Marketing Database clients are a significant channel for our Audience Solutions offerings.

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

Our Connectivity revenue consists primarily of recurring subscription fees paid by advertisers, and to a lesser extent, transactional revenue from certain digital publishers and addressable television providers in the form of revenue-sharing agreements.

Notable Results and Events

Notable results and events for the quarter ended December 31, 2015 are identified below.

•	Revenues of $221.2 million, a 6.2% increase from $208.2 million in the same quarter a year ago.

•	Cost of revenue of $125.7 million, a 0.1% decrease from $125.8 million in the same quarter a year ago.

•	Gross margin increased to 43.2% from 39.6% in the same quarter a year ago.

•	Total operating expenses of $95.8 million, a 13.1% increase from $84.7 million in the same quarter a year ago.

•	Cost of revenue and operating expenses for the quarters ended December 31, 2015 and 2014 include the following items:

o	Non-cash stock compensation of $8.0 million and $8.5 million, respectively (cost of revenue and operating expenses)

o	Purchased intangible asset amortization of $3.8 million and $3.8 million, respectively (cost of revenue)

o	Separation and transformation costs of $6.6 million and $7.4 million, respectively (operating expenses)

o	Restructuring charges and other adjustments of $4.1 million and $3.4 million, respectively (operating expenses)

•	Net loss from continuing operations of $0.4 million, compared to net earnings from continuing operations of $0.3 million in the same quarter a year ago.

•	The Company repurchased 0.5 million shares of its common stock for $10.3 million under the Company’s common stock repurchase program.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2015.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this quarterly report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):
	For the three months ended December 31			For the nine months ended December 31
	2015	2014	% Change	2015	2014	% Change
Revenues	$221,193	$208,246	6%	$625,433	$599,177	4%
Cost of revenue	125,735	125,807	(0%)	364,756	366,329	(0%)
Gross profit	95,458	82,439	16%	260,677	232,848	12%
Operating expenses	95,832	84,729	13%	265,976	254,667	4%
Loss from operations	(374)	(2,290)	84%	(5,299)	(21,819)	76%
Net earnings (loss) from continuing operations	(439)	337	(230%)	(6,966)	(17,505)	60%
Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.00	(231%)	$(0.09)	$(0.23)	61%

Revenues
The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):
	For the three months ended December 31			For the nine months ended December 31
	2015	2014	% Change	2015	2014	% Change
Marketing Services	$115,725	$114,403	1%	$336,430	$336,441	(0%)
Audience Solutions	77,046	75,933	1%	217,718	227,020	(4%)
Connectivity	28,422	17,910	59%	71,285	35,716	100%
Total revenues	$221,193	$208,246	6%	$625,433	$599,177	4%

Total revenues increased 6.2%, or $12.9 million, to $221.2 million in the quarter ended December 31, 2015 from $208.2 million in the same quarter a year ago. Excluding the unfavorable impact of exchange rates ($2.0 million), total revenues increased 7.2%.

For the nine months ended December 31, 2015, total revenue was $625.4 million, a $26.3 million, or 4.4% increase from $599.2 million during the same period a year ago. Excluding the unfavorable impact of exchange rates ($7.0 million), total revenues increased 5.6%.

Marketing Services (“MS”) revenue for the quarter ended December 31, 2015 was $115.7 million, a $1.3 million, or 1.2%, increase compared to the same quarter a year ago. On a geographic basis, U.S. MS revenue increased $2.6 million, or 2.5%, from the same quarter a year ago, due to increases in new business and client upsell offset by a few contract terminations. International MS revenue decreased $1.3 million, or 11.3%.  Excluding the unfavorable impact of exchange rates ($0.7 million), International MS revenue decreased $0.6 million, primarily due to contract and volume reductions in APAC ($0.7 million).  By line of business, increases in Marketing Database ($5.2 million or 6.0%) were offset by declines in Acxiom Impact ($3.4 million or 17.3%). Marketing Database increases were primarily in the US ($3.4 million) and Europe ($1.4 million). Acxiom Impact declines were primarily in the U.S. ($2.0 million) and in APAC ($0.9 million).

MS revenue for the nine months ended December 31, 2015 was $336.4 million, or flat compared to the same period a year ago. On a geographic basis, U.S. MS revenue increased $7.3 million, or 2.4%, from the same period a year ago, due to increases in new business and client upsell offset by contract terminations. International MS revenue decreased $7.3 million, or 20.0%.  Excluding the unfavorable impact of exchange rates ($2.3 million), International MS revenue decreased $5.0 million, primarily due to the exit from the Europe transactional data business in fiscal year 2015 and contract and volume reductions in Europe and APAC. By line of business, increases in Marketing Database ($5.8 million or 2.3%) were offset by declines in Acxiom Impact ($4.4 million or 7.9%) and Consulting ($1.3 million or 5.1%). Marketing Database increases were primarily in the U.S. ($7.9 million) partially offset by decreases in Marketing Database in Europe and APAC of approximately $1.0 million each.

Audience Solutions (“AS”) revenue for the quarter ended December 31, 2015 was $77.0 million, a $1.1 million, or 1.5%, increase compared to the same quarter a year ago. On a geographic basis, U.S. AS revenue increased $2.2 million, or 3.4%, from the same quarter a year ago, due to increases in new business and client upsell offset by a few contract terminations. International AS revenue decreased $1.1 million, or 8.9%.  International AS revenue was impacted by unfavorable exchange rates ($1.2 million) and the exit from the Europe transactional data business in fiscal year 2015 ($0.9 million).  By line of business, AS revenue increases in Digital Data through the publisher and digital partner network ($3.9 million or 115.4%) were offset by declines in Enrichment ($1.6 million or 3.7%) and Analytics ($0.8 million or 73.9%). Enrichment and Analytics revenue was impacted by the unfavorable exchange rates, lower volumes in Australia and a terminated contract in the U.S.

AS revenue for the nine months ended December 31, 2015 was $217.7 million, a $9.3 million, or 4.1%, decrease compared to the same period a year ago. On a geographic basis, U.S. AS revenue decreased $0.8 million, or 0.4%, from the same period a year ago, due to increases in new business and client upsell offset by contract terminations. International AS revenue decreased $8.5 million, or 24.6%.  International AS revenue was impacted by unfavorable exchange rates ($4.2 million) and the exit from the Europe transactional data business in fiscal year 2015 ($4.5 million).  By line of business, AS revenue increases in Digital Data through the publisher and digital partner network ($9.0 million or 129.7%) were offset by declines in Enrichment ($10.3 million or 8.0%) and Recognition ($7.1 million or 7.9%). Enrichment revenue was impacted by the unfavorable exchange rates, restructuring in Europe, lower volumes in Australia and a terminated contract in the U.S. Recognition was impacted by lower volumes in the U.S and Australia.

Connectivity revenue for the quarter ended December 31, 2015 was $28.4 million, a $10.5 million, or 58.7%, increase compared to the same quarter a year ago.  The increase was related to LiveRamp new customer additions.

Connectivity revenue for the nine months ended December 31, 2015 was $71.3 million, a $35.6 million, or 99.6%, increase compared to the same period a year ago.  The increase was related to the LiveRamp acquisition in July 2014, and new customer additions since the acquisition.

Cost of revenue and Gross profit
The following table presents the Company’s cost of revenue and gross profit for each of the periods presented (dollars in thousands):
	For the three months ended December 31			For the nine months ended December 31
	2015	2014	% Change	2015	2014	% Change
Cost of revenue	$125,735	$125,807	(0%)	$364,756	$366,329	(0%)
Gross profit	$95,458	$82,439	16%	$260,677	$232,848	12%
Gross margin	43.2%	39.6%	9%	41.7%	38.9%	7%

Cost of revenue: Includes all direct costs of sales such as data and other third party costs directly tied to revenue. Cost of revenue also includes operating expenses for each of the Company’s operations cost centers such as client services, account management, agency, consulting, IT, data acquisition, and products operations. Finally, cost of revenue includes amortization of internally developed software.

Cost of revenue was $125.7 million for the quarter ended December 31, 2015, flat from the same quarter a year ago, and gross margins increased to 43.2% in the current year compared to 39.6% in the prior year. The gross margin increase is due to the Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 44.0% in the current year from 40.3% in the prior year due to the Connectivity revenue increases and AS revenue growth and cost reductions. International gross margins increased to 35.8% in the current year from 34.4% in the prior year due to cost reductions and Connectivity growth.

Cost of revenue was $364.8 million for the nine months ended December 31, 2015, a $1.6 million, or 0.4%, decrease from the same period a year ago, and gross margin increased to 41.7% in the current year compared to 38.9% in the prior year. The increase in cost of revenue for the current year period is due to $11.3 million of purchased intangible asset amortization ($7.7 million in the prior year) primarily from the LiveRamp acquisition, and $1.6 million ($0 in the prior year) due to accelerated software amortization. These increases were offset by cost savings from the integration of LiveRamp operations. U.S. gross margins increased to 42.9% in the current year from 39.2% in the prior year due to the LiveRamp acquisition (results include nine months in the current year versus six months in the prior year), additional Connectivity revenue, and cost savings from the integration of LiveRamp and the Audience Operations Solutions (“AOS”) teams.  International gross margins decreased to 30.0% in the current year from 36.6% in the prior year due to the impact of lower revenue in APAC and Europe.

Operating Expenses
The following table presents the Company’s operating expenses for each of the periods presented (dollars in thousands):

	For the three months ended December 31			For the nine months ended December 31
	2015	2014	% Change	2015	2014	% Change
Research and development	$18,400	$18,973	(3%)	$57,489	$55,121	45%
Sales and marketing	36,581	30,554	20%	100,334	85,410	17%
General and administrative	36,793	31,821	16%	100,055	102,794	(3%)
Gains, losses and other items, net	4,058	3,381	20%	8,098	11,342	(29%)
Total operating expenses	$95,832	$84,729	13%	$265,976	$254,667	4%

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses of $18.4 million for the quarter ended December 31, 2015 decreased $0.6 million, or 3.0%, compared to the same quarter a year ago, and is 8.3% of total revenues compared to 9.1% in the prior year. The decrease is due to $2.8 million of non-cash stock compensation compared to $3.4 million in the prior period and cost savings realized by the combination of the LiveRamp and AOS development teams offset partially by additional investment in AS R&D of approximately $2.0 million.

R&D expenses of $57.5 million for the nine months ended December 31, 2015 increased $2.4 million, or 4.3%, compared to the same period a year ago, and is 9.2% of total revenues in both periods. The increase is due to $10.1 million of non-cash stock compensation compared to $7.0 million in the prior period, reflecting nine months of the LiveRamp acquisition in the current year as compared to six months in the prior period, and additional investment in AS R&D of approximately $8.0 million. These increases are partially offset by cost savings realized by the combination of the LiveRamp and AOS development teams.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing cost centers.

S&M expenses of $36.6 million for the quarter ended December 31, 2015 increased $6.0 million, or 19.7%, compared to the same quarter a year ago, and is 16.5% of total revenues compared to 14.7% in the prior year. The increase is due to headcount investments in U.S. Connectivity and AS sales partially offset by reductions in International operations.

S&M expenses of $100.3 million for the nine months ended December 31, 2015 increased $14.9 million, or 17.5%, compared to the same period a year ago, and is 16.0% of total revenues compared to 14.3% in the prior period. The increase is due to headcount investments in U.S. Connectivity and AS sales and a full year of the LiveRamp acquisition partially offset by headcount reductions in International operations.

General and administrative (G&A): Represents operating expenses for all corporate cost centers, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses of $36.8 million for the quarter ended December 31, 2015 increased $5.0 million, or 15.6%, compared to the same quarter a year ago, and is 16.6% of total revenues compared to 15.3% in the prior year. The increase is due to higher incentive compensation levels and higher legal and acquisition fees, offset partially from cost savings primarily in procurement and corporate information technology as well as lower separation and transformation costs of $0.8 million.

G&A expenses of $100.1 million for the nine months ended December 31, 2015 decreased $2.7 million, or 2.7%, compared to the same period a year ago, and is 16.0% of total revenues compared to 17.2% in the prior year.  The decrease is due to a $10.1 million reduction in business separation activities and transformation costs, and cost savings primarily in procurement and corporate information technology. This decrease is partially offset by higher incentive compensation levels and higher legal and acquisition fees.

Gains, losses, and other items, net: Represents restructuring costs and gains or losses on disposal of businesses.

Gains, losses and other items, net of $4.1 million for the quarter ended December 31, 2015 increased $0.7 million, or 20.0%, compared to the same quarter a year ago.  The current year amount includes $2.4 million of Europe and APAC restructuring charges related to the termination of associates and the exit from a France lease, and $1.7 million in severance and other charges related to the termination of associates in the U.S. and Brazil.

Gains, losses and other items, net of $8.1 million for the nine months ended December 31, 2015 decreased $3.2 million, or 28.6%, compared to the same period a year ago. The current year amount includes $4.2 million in severance and lease reserves in the U.S., $2.6 million of Europe and APAC restructuring charges related to the termination of associates and the exit from a France lease, and $1.3 million related to the announced closure of our Brazil operation. The decrease from the prior year is due to Europe restructuring charges related to severance, U.S. restructuring charges related to lease reserves, and LiveRamp acquisition charges that were incurred in the prior year period.

Income (Loss) from Operations and Profit (Loss) Margins
The following table presents the Company’s income (loss) from operations and margin by segment for each of the periods presented (dollars in thousands):
	For the three months ended December 31		For the nine months ended December 31
	2015	2014	2015	2014
Operating income (loss) and margin:
Marketing Services	$20,309	$21,859	$55,070	$63,263
	17.5%	19.1%	16.4%	18.8%
Audience Solutions	30,723	28,919	80,000	84,484
	39.9%	38.1%	36.7%	37.2%
Connectivity	(1,015)	(7,802)	(2,874)	(34,043)
	(3.6%)	(43.6%)	(4.0%)	(95.3%)
Less: Corporate	34,533	29,652	94,606	96,408
Gains, losses and other items, net	4,058	3,381	8,098	11,342
Purchased intangible asset amortization	3,754	3,783	11,262	7,673
Non-cash stock compensation	8,046	8,450	23,529	20,100
Loss from operations	$(374)	$(2,290)	$(5,299)	$(21,819)
Total operating margin	(0.2%)	(1.1%)	(0.8%)	(3.6%)

Loss from operations was $0.4 million for the quarter ended December 31, 2015 compared to a loss of $2.3 million for the same quarter a year ago.  The decrease in loss from operations of $1.9 million was due primarily to higher Connectivity revenue.

Loss from operations was $5.3 million for the nine months ended December 31, 2015 compared to a loss of $21.8 million for the same period a year ago.  The decrease in loss from operations of $16.5 million is due to higher Connectivity revenue.

MS income from operations was $20.3 million, a 17.5% margin, for the quarter ended December 31, 2015 compared to $21.9 million, a 19.1% margin, for the same quarter a year ago.  U.S. margins decreased to 18.1% in the current quarter from 20.5% due to lower gross margins offset by cost reductions in S&M. International margins increased to 11.9% from 6.8% due to cost reductions partially due to exchange rate variances.

MS income from operations was $55.1 million, a 16.4% margin, for the nine months ended December 31, 2015 compared to $63.3 million, an 18.8% margin, for the same period a year ago. U.S. margins decreased to 17.2% in the current period from 19.4% due to ongoing R&D and S&M investments. International margins decreased to 7.3% from 13.6% due to lower performance in Europe and Australia.

AS income from operations was $30.7 million, a 39.9% margin, for the quarter ended December 31, 2015 compared to $28.9 million, a 38.1% margin, for the same quarter a year ago.  U.S. margins increased to 42.0% in the current quarter from 41.4% due to cost of revenue efficiencies offset by R&D and S&M investments. International margin increased to 26.8% from 20.5% due to cost savings.

AS income from operations was $80.0 million, a 36.7% margin, for the nine months ended December 31, 2015 compared to $84.5 million, a 37.2% margin, for the same period a year ago. U.S. margins decreased to 40.2% in the current period from 43.5% due to ongoing R&D and S&M investments. International margins increased to 11.7% from 2.5% due to S&M cost reductions.

Connectivity loss from operations was $1.0 million, a -3.6% margin, for the quarter ended December 31, 2015 compared to a loss of $7.8 million, a -43.6% margin, for the same quarter a year ago. The improvement is due to revenue from new customers and upsell to existing customers, and cost savings realized by the combination of the LiveRamp and AOS development teams.

Connectivity loss from operations was $2.9 million, a -4.0% margin, for the nine months ended December 31, 2015 compared to a loss of $34.0 million, a -95.3% margin, for the same period a year ago. The improvement is due to revenue from new customers and upsell to existing customers, cost savings realized by the combination of the LiveRamp and AOS development teams, and the acquisition of LiveRamp in the second quarter of fiscal 2015.

Other Expense, Income Taxes and Other Items
Interest expense was $1.9 million for the quarter ended December 31, 2015 compared to $2.0 million for the same quarter a year ago. The average term loan balance decreased approximately $85 million primarily due to the $55.0 million prepayment in connection with the ITO sale. The average interest rate increased by approximately 30 basis points.

Interest expense was $5.8 million for the nine months ended December 31, 2015 and December 31, 2014, respectively.  The average term loan balance decreased approximately $60 million primarily due to the $55.0 million prepayment in connection with the ITO sale. The average interest rate increased by approximately 20 basis points.

Other income was $0.3 million for the quarter ended December 31, 2015, an increase of $0.3 million from the same quarter a year ago.  Other income was $0.7 million for the nine months ended December 31, 2015 compared to other expense of $0.2 million in the same period a year ago.  Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Income tax benefit was $1.6 million on a pretax loss of $2.0 million for the quarter ended December 31, 2015 compared to income tax benefit of $4.6 million on a pretax loss of $4.3 million for the same quarter last year. Income tax benefit was $3.5 million on a pretax loss of $10.4 million for the nine months ended December 31, 2015 compared to income tax benefit of $10.3 million on a pretax loss of $27.8 million for the same period last year. The effective tax rates for both periods were impacted by state income taxes and by amounts and timing of losses in foreign jurisdictions. The Company does not record the income tax benefit of certain of those losses due to uncertainty of future benefit. The three and nine months ended December 31, 2015 reflect approximately $1.5 million in tax benefit attributable to the retroactive and permanent reinstatement of the U.S. research tax credit during the quarter.  The temporary retroactive reinstatement of the research tax credit during the same quarter last year resulted in a $1.5 million tax benefit for the three and nine months ended December 31, 2014.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2015 totaled $180.5 million, a $72.7 million decrease when compared to $253.2 million at March 31, 2015, due primarily to the impact of the disposition of ITO.

The Company’s cash is primarily located in the United States.  Approximately $16.4 million of the total cash balance of $186.4 million, or approximately 8.8%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 59 days at December 31, 2015 compared to 56 days at March 31, 2015, and is calculated as follows (dollars in thousands):

	December 31, 2015	March 31, 2015
Numerator – trade accounts receivable, net	$140,821	$126,896
Denominator:
Quarter revenue	221,193	205,734
Number of days in quarter	92	90
Average daily revenue	$2,404	$2,286
Days sales outstanding	59	56

Net cash provided by operating activities was $70.4 million for the nine months ended December 31, 2015, compared to $31.8 million in the same period a year ago.  The $38.6 million increase resulted primarily from an increase in net earnings from continuing operations ($10.5 million) and the net increase in working capital.

Investing activities used cash of $50.7 million during the nine months ended December 31, 2015 compared to $324.5 million in the same period a year ago. The primary decrease from the prior year relates to net cash paid in acquisitions which was $265.7 million for LiveRamp in fiscal 2015 compared to $5.4 million for certain addressable television net assets of Allant in fiscal 2016. Current year investing activities primarily consisted of capital expenditures ($33.8 million compared to $42.4 million in the prior period) and capitalization of software ($10.4 million compared to $15.0 million in the prior period).

Financing activities used cash of $108.4 million during the nine months ended December 31, 2015 compared to $28.9 million in the same period a year ago.  Financing activities in the current year period primarily consisted of treasury stock purchases of $37.5 million (1.9 million shares of the Company’s common stock pursuant to the board of directors’ approved stock repurchase plan) and payments of debt of $79.2 million, including the $55.0 million prepayment as a result of the ITO sale. Under the Company’s common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016.  Through December 31, 2015, the Company purchased a total of 14.8 million shares of its stock for $240.0 million, leaving remaining capacity of $60.0 million under the program.

Net cash provided by discontinued operations was $134.6 million during the nine months ended December 31, 2015 compared to $31.0 million in the same period a year ago.  The current year activity primarily results from net cash received of $130.2 million for the sale of ITO.

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At December 31, 2015, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at December 31, 2015 or March 31, 2015.  The weighted-average interest rate on term loan borrowings at December 31, 2015 was 2.6%.  Outstanding letters of credit at December 31, 2015 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2015, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition that occurred on July 31, 2015.  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase rights and limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company applied $55.0 million of proceeds from the ITO disposition to repay outstanding Company indebtedness in order to comply with the Company’s existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense for the quarter ended December 31, 2014 was $0.3 million.  Allocated interest expense for the nine months ended December 31, 2015 and 2014 was $0.4 million and $1.0 million, respectively.

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2015 was 0.54%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2015.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of December 31, 2015, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.1 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2015.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At December 31, 2015, the Company’s maximum potential future payments under this guarantee were $0.6 million.

Contractual Commitments
The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2015.   The table does not include the future payment of liabilities related to uncertain tax positions of $4.9 million or the future payment, if any, against the Company’s interest rate swap liability of $0.1 million as the Company is not able to predict the periods in which the payments will be made. The column for 2016 represents the three months ending March 31, 2016.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31
	2016	2017	2018	2019	2020	Thereafter	Total
Term loan	$7,500	$30,000	$37,500	$117,500	$-	$-	$192,500
Other debt and long-term liabilities	549	2,243	2,319	1,583	1,362	348	8,404
Total long-term debt and capital leases	8,049	32,243	39,819	119,083	1,362	348	200,904
Operating lease payments	4,330	14,716	12,330	11,019	10,052	35,920	88,367
Total contractual cash obligations	$12,379	$46,959	$52,149	$130,102	$11,414	$36,268	$289,271

	For the years ending March 31
	2016	2017	2018	2019	2020	Thereafter	Total
Total purchase commitments	$13,180	$21,123	$15,011	$12,281	$11,091	$7,041	$79,727

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2016 of $2.1 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2015 (dollars in thousands):

Lease guarantee	$638
Outstanding letters of credit	2,138
Surety bonds	420

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

During the quarter ended December 31, 2015, management determined that results for the Asia/Pacific (“APAC”) component were lower than had been projected in the previous goodwill test in part due to an economic slowdown in Asia. Management further determined that the failure of the APAC component to meet expectations, combined with the expectation that future projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test. The impairment test indicated a reduced fair value, but the fair value is still in excess of the carrying value resulting in no impairment. Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the APAC component. However, management cannot give any assurances that the values will not change in the future. For example, if the APAC projections are not achieved in the future or if there are strategic changes related to the reporting unit, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach. The Company continues to monitor potential triggering events including changes in the APAC business climate, the volatility of the APAC capital markets, and the APAC component’s recent operating performance and projections. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

During the quarter ended December 31, 2015, the Company expanded its operating segments and reporting units. As a result, goodwill was reallocated to the new reporting units using a relative fair value approach.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changed the requirements for determining whether a component is included in discontinued operations and required expanded disclosures that provide readers of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.  The update was effective for Acxiom at the beginning of the current fiscal year.  The update did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2015, the FASB issued update ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings (loss) that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company has early adopted this update, as permitted, beginning in the current quarter ended December 31, 2015.  There was no impact on the Company’s financial condition and earnings (loss) as a result of adopting this guidance.  Because adoption of the guidance is prospective, the impact of ASU 2015-16 on the Company’s financial condition and earnings (loss) will depend upon the nature of any measurement period adjustments identified in future periods.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued update ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP, as well as some cost guidance and guidance on certain gains and losses. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The effective date for the update has been deferred until fiscal 2019 for the Company, with early application allowed for fiscal 2018.  Adoption of the update may be applied using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued update ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by the new guidance. The update is effective for the Company beginning in fiscal year 2017 and must be applied on a retrospective basis to all periods presented. Because this guidance impacts presentation only, the adoption of the new requirements of ASU 2015-03 will not have any impact on our consolidated financial position or results of operations.  Under ASU 2015-03, unamortized debt issuance costs of $3.0 million would be reclassified from other assets, net to a reduction of long-term debt as of December 31, 2015.

In November 2015, the FASB issued update ASU 2015-17, Balance Sheet Classification of Deferred Taxes, as part of its U.S. GAAP simplification initiative. This update requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet, thus simplifying the current guidance which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. The update may be applied either prospectively or retrospectively and is effective for the Company at the beginning of fiscal year 2018 and early adoption is allowed. We are currently evaluating the impact of our pending adoption of ASU 2015-17 on our condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both December 31, 2015 and March 31, 2015, the fair value of the Company’s fixed rate long-term debt approximated carrying value.

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

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not Applicable

(b)           Not Applicable

(c)           The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/15 – 10/31/15	0	n/a	0	$70,295,229
11/1/15 – 11/30/15	0	n/a	0	70,295,229
12/1/15 – 12/31/15	462,696	22.20	462,696	60,021,560
Total	462,696	22.20	462,696	$60,021,560

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on May 19, 2015.  Under the modified common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016. Through December 31, 2015, the Company had repurchased 14.8 million shares of its stock for $240.0 million, leaving remaining capacity of $60.0 million under the stock repurchase program.

Item 6.                      Exhibits

The following exhibits are filed with this quarterly report:

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL: (i) Condensed Consolidated
Balance Sheets at December 31, 2015, and March 31, 2015, (ii) Condensed Consolidated
Statements of Operations for the Three Months ended December 31, 2015 and 2014,
(iii) Condensed Consolidated Statements of Operations for the Nine Months ended
December 31, 2015 and 2014,  (iv) Condensed Consolidated Statements of Comprehensive
Income (Loss) for the Three Months ended December 31, 2015 and 2014, (v) Condensed
Consolidated Statements of Comprehensive Income (Loss) for the Nine Months ended
December 31, 2015 and 2014, (vi) Condensed Consolidated Statement of Equity for the
Nine Months ended December 31, 2015, (vii) Condensed Consolidated Statements of Cash
Flows for the Nine Months ended December 31, 2015 and 2014, and (viii) the Notes to
Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated:  February 5, 2016

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL: (i) Condensed Consolidated
Balance Sheets at December 31, 2015, and March 31, 2015, (ii) Condensed Consolidated
Statements of Operations for the Three Months ended December 31, 2015 and 2014,
(iii) Condensed Consolidated Statements of Operations for the Nine Months ended
December 31, 2015 and 2014,  (iv) Condensed Consolidated Statements of Comprehensive
Income (Loss) for the Three Months ended December 31, 2015 and 2014, (v) Condensed
Consolidated Statements of Comprehensive Income (Loss) for the Nine Months ended
December 31, 2015 and 2014, (vi) Condensed Consolidated Statement of Equity for the
Nine Months ended December 31, 2015, (vii) Condensed Consolidated Statements of Cash
Flows for the Nine Months ended December 31, 2015 and 2014, and (viii) the Notes to
Condensed Consolidated Financial Statements, tagged in detail.