Form 10-K
period 2016-03-31
ACXIOM CORP
filed 2016-05-27
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016
OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0‑13163

ACXIOM CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	71‑0581897 (I.R.S. Employer Identification No.)

P.O. Box 8190, 601 E. Third Street, Little Rock, Arkansas (Address of Principal Executive Offices)	72203 (Zip Code)

(501) 342‑1000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes [X]	No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
	Yes [ ]	No [X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
	Yes [ ]	No [X]

The aggregate market value of the voting stock held by non‑affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock, $.10 par value per share, as of the last business day of the registrant's most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1,270,092,972.  (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 20, 2016, was 77,524,614.

Part IV

Item 15. Exhibits and Financial Statement Schedules	38

Signatures	42

Financial Supplement	F-1 – F-72

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders ("2016 Proxy Statement") of Acxiom Corporation ("Acxiom," the "Company," "we" or "us") are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies of documents which we have filed with the Securities and Exchange Commission ("SEC") may be obtained free of charge as soon as reasonably practicable after being filed electronically.  Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act").  Copies may also be obtained through the SEC's EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 100 Redwood Shores Parkway, Redwood City, California  94065.  Copies of all of our SEC filings were available on our website during the past fiscal year covered by this Form 10-K.  In addition, at the "Corporate Governance" section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive, Governance/Nominating, and Technology & Innovation Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.  Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-3 – F-22 in Management's Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the "PSLRA"), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA.  These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company's financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as "anticipate," "estimate," "plan," "expect," "believe," "intend," "foresee," or the negative of these terms or other similar variations thereof.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company's actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

Forward-looking statements may include but are not limited to the following:
•	management's expectations about the macro economy;
•	statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;
•
statements of the plans and objectives of management for future operations, including, but not limited to, those statements contained under the heading "Acxiom's Growth Strategy" in Part I, Item 1 of this Annual Report on Form 10-K;

•
statements of future economic performance, including, but not limited to, those statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K;

•	statements containing any assumptions underlying or relating to any of the above statements; and
•	statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the SEC;
•
the possibility that in the event a change of control of the Company is sought that certain clients may attempt to invoke provisions in their contracts allowing for termination upon a change in control, which may result in a decline in revenue and profit;

•	the possibility that the integration of acquired businesses may not be as successful as planned;
•	the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;
•	the possibility that sales cycles may lengthen;
•	the possibility that we will not be able to properly motivate our sales force or other associates;
•	the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;
•	the possibility that we may be unable to quickly and seamlessly integrate new executive officers;
•	the possibility that we will not be able to continue to receive credit upon satisfactory terms and conditions;
•	the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;
•	the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;
•	the possibility that we will not be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;
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

Item 1. Business

Acxiom is a global technology and services company with a vision to power a world where all marketing is relevant. We provide the data foundation for the world's best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omni-channel customer experiences.
Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol "ACXM." We serve a global client base from locations in the United States, Europe, and the Asia-Pacific region. Our client list includes more than 3,000 of the world's largest and best known brands across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.
We excel in relationships with organizations that view the activation, management, and application of data as an integral component of their business. We generate our revenue from the following business segments, which are aligned consistently with the Company's long-term strategy:

•	Connectivity. Our Connectivity segment activates data and makes it portable across the open marketing ecosystem.

•
Audience Solutions. Our Audience Solutions segment helps clients validate the accuracy of their people-based data, enhance it with additional insights, and keep it up to date, enabling them to reach audiences with highly relevant messages.

•	Marketing Services. Our Marketing Services segment helps clients unify data at the individual level in a privacy-safe environment and use it to achieve data-driven results.

Across these segments, we leverage a common set of technical capabilities, each of which delivers increasing value with scale.  We provide the largest number of integrations to marketing platforms and data providers in the digital marketing ecosystem, enabling our clients to innovate through their preferred choice of technology, data, and services providers. Our industry-leading recognition and data assets power best-in-class consumer identification and linking with the highest level of accuracy.  And, our expertise in data stewardship enables us to process large volumes ethically and securely in accordance with regional data protection requirements.

Together, our products and services form the "power grid" for data, the critical foundation for people-based marketing that brands need to engage consumers across today's highly fragmented landscape of channels and devices.

Industry Trends

Overwhelming Complexity in Digital Marketing Ecosystem

Marketing has evolved significantly in recent years driven by rapid innovation and an explosion of data, channels, devices, and applications. Historically, brands interacted with consumers through a limited number of channels, with limited visibility into the activities taking place. Today, companies interact with consumers across a growing number of touchpoints, including online, social, mobile and point-of-sale. The billions of interactions that take place each day between brands and consumers create a trove of valuable data that can be collected and analyzed. However, most companies are unable to cut through the complexity to effectively harness and leverage this data.

Increasing Fragmentation

Today, customer journeys span multiple channels and devices over time, resulting in data silos and fragmented identities. As consumers engage with brands across various touchpoints – over the web, mobile devices and applications, by email and television, and in physical stores – they may not be represented as single unique individuals with complex behaviors, appearing instead as disparate data points with dozens of different identifiers. Becky Smith who lives at 123 Main Street may appear as beckys@acme.com when she uses Facebook, becky@yahoo.com when she signs into Yahoo Finance, cookie 123 when she browses msn.com, cookie ABC when she browses aol.com, and so on. As a result, marketers struggle to understand the cross-channel, cross-device habits of consumers and the different steps they take on their path to conversion. More specifically, data silos and fragmented identities prevent brands from being able to resolve all relevant data to a specific individual; this poses a challenge to formation of accurate, actionable insights about a brand's consumers or campaigns.

Marketing Waste

Every day, brands spend billions of dollars on advertising and marketing, yet many of the messages they deliver are irrelevant, repetitive, mistimed, or simply reach the wrong audience. In addition, as the marketing landscape continues to grow and splinter across a growing array of online and offline channels, it is increasingly difficult to attribute marketing spend to a measurable outcome, such as an in-store visit or sale. Wasted marketing spend is largely driven by the fragmented ecosystem of brands, data providers, marketing applications, media providers, and agencies that are involved in the marketing process, but operate without cohesion. Without a common understanding of consumer identity to unify otherwise siloed data, brands are unable to define accurate audience segments and derive insights that would enable better decision making.

Heightened Privacy and Security Concerns

Diligence in the areas of consumer privacy and security is and will continue to be paramount.
Consumer understanding of the benefits of marketing technology often lags the pace of innovation, inspiring new demands from government agencies and consumer advocacy groups across the world. These factors compound the liability every company faces when managing and activating consumer data.

The New Era of People-Based Marketing

Historically, marketers were forced to cast a wide net to reach a desired audience. They might, for example, have run a television commercial during a specific program or placed generic advertising alongside certain types of web content, often exposing their message to millions of consumers outside their target audience. Today, however, rich data opens the door to granular audience targeting and better, more engaging customer experiences. For example, digital publishers like Facebook and Twitter now provide marketers with the ability to target very specific audiences – males, over the age of 30, who live in zip code 94123, and own pets, for instance.

Consumers are demanding personalization, and every piece of marketing content served has the potential to be individually relevant, addressable, and measurable. By understanding which devices, email addresses, and postal addresses relate to the same individual, marketers can deliver seamless experiences as consumers engage a brand across touchpoints. At the same time, by targeting consumers at the individual level, organizations are able to reduce marketing waste and more easily attribute their marketing spend to actual results.

People-Based Marketing is Complex and Challenging to Navigate

Innovation has fueled the growth of a highly fragmented technology landscape, forcing brands to contend with thousands of marketing technologies and data silos. To make every customer experience relevant across channels and devices, organizations need a data foundation and common network that can break down those silos, make data portable, and accurately recognize people throughout the customer journey. Marketing is becoming more audience-centric, automated, and optimized. However, a number of important factors make people-based marketing in the digital era complex and challenging to navigate:

•
Recognition. For organizations to target audiences at the individual level, they must be able to recognize consumers across all channels and devices, and link multiple identifiers and data elements back to a persistent identifier to create a single view of the customer.

•
Scaled Data Assets. Quality, depth, and recency of data matters when deriving linkages between identifiers. Organizations must have access to an extensive set of data and be able to match that data with a high degree of accuracy in order to perform true cross-device audience targeting.

•	Integrations. The fragmented marketing landscape creates a need for a common network of integrations that make it easy and safe to match and activate data anywhere in the ecosystem.

•
Walled Gardens. Walled gardens, or marketing platforms that restrict the use of data outside of their walls, are becoming more pervasive and can result in loss of control, lack of transparency, and fragmented brand experiences. Organizations need a solution that enables an open ecosystem and ensures complete control over customer data, along with the flexibility to choose a diversified approach to meeting marketing goals.

•
Big Data Challenges. The volume of data available to optimize marketing performance is enormous and continues to grow. Organizations will continue to struggle with the management, activation, retrieval, and ability to unify data across channels and formats.

•
Privacy and Compliance. Preserving brand integrity and delivering positive customer experiences is a top priority for every marketer. Organizations must be able to manage large sets of complex data ethically, securely, within legal boundaries, and in a way that protects consumers.

•
Technical Expertise. Organizing, managing, and deriving insight from large sets of consumer data is complicated. Consequently, brands must rely on technical expertise and know-how in the form of third party services to remove the barriers to effectively managing their data and leveraging its full value.

Acxiom: Solutions That Power People-Based Marketing

Our products and services provide the data foundation brands need to power people-based marketing. We make it safe and easy to activate, validate, enhance, and unify data, enabling marketers to deliver relevant messages at scale and link their campaigns to actual results. We help our clients generate higher return on investment and drive better customer interactions and experiences.

As noted above, Acxiom has three business segments, each helping our clients address the inherent challenges associated with people-based marketing in a digital era.

Connectivity

As shown in the illustration below, our Connectivity segment activates data and makes it portable across the open marketing ecosystem.

Through integrations with more than 300 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, thus helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We operate as an open connectivity layer enabling our clients to reach consumers across channels and measure the impact of marketing on sales.
Today, we offer two primary services through our LiveRamp Connect™ platform:

•
Data Onboarding. Data Onboarding enables clients to activate offline data for use across their preferred marketing platforms for display, search, video, mobile, site optimization, data management, attribution, and more. By activating data through a central hub that is automated, secure, and privacy-safe, brands are able to reduce the number of places they send personally identifiable information. Data files are securely imported, anonymized, matched to online or mobile devices and digital IDs, and distributed for use to any of the more than 300 partners in our network.

•
Customer Link. LiveRamp Customer Link™ helps clients tie together customer data in a privacy-safe way. Using the same infrastructure developed for Data Onboarding, we ingest data from a variety of sources, including campaign impression data from digital advertising platforms, website traffic, and purchase data, and tie it to anonymous links that represent a unique consumer. This enables our clients to create a unified view of online and offline customer activity that can be used to improve campaign performance.

Audience Solutions

Our Audience Solutions segment helps clients validate the accuracy of their data, enhance it with additional insight, and keep it up to date, enabling clients to reach desired audiences with highly relevant messages. Leveraging our recognition and data assets, clients can identify, segment, and differentiate their audiences for more effective marketing and superior customer experiences. Audience Solutions' offerings include InfoBase®, our large consumer data store that serves as the basis for Acxiom's consumer demographics products, and AbiliTec®, our patented identity resolution technology that assists our clients in reconciling and managing variations of customer identity over time and across multiple channels.

•
InfoBase. With more than 1,500 demographic, socio-economic and lifestyle data elements and several thousand predictive models, our InfoBase products provide marketers with the ability to identify and reach the right audience with the right message across both traditional and digital channels. Through partnerships with a wide range of online publishers and digital marketing platforms, including Facebook, Twitter, 4INFO, AOL, eBay, MSN, and Yahoo, marketers can use InfoBase data to create and target specific audiences. For example, using InfoBase data available inside of Facebook's Custom Audiences tool, a local pet store can run a campaign targeting male pet-owners that live in zip code 94123. Similarly, a regional bank can leverage our data to create and target an audience of households with children that generate a certain annual income and live in Central Arkansas.

•	AbiliTec. As shown in the illustration below, AbiliTec helps brands recognize individuals and households using a number of different input variables and connect identities online and offline.

By identifying and linking multiple identifiers and data elements back to a persistent ID, our clients are able to create a single view of the customer, which allows them to perform more effective audience targeting and deliver better, more relevant customer experiences.

Marketing Services

Our Marketing Services segment helps clients unify data at the individual level in a privacy-safe environment, so they can execute people-based marketing campaigns, tie back to real results, and drive a continual cycle of optimization. We help architect the foundation for data-driven marketing by delivering solutions that integrate customer and prospect data across the enterprise, thereby enabling clients to establish a single view of the customer. We also support our clients in navigating the complexities of consumer privacy regulation, making it easy and safe for them to use innovative technology, maintain choice in channels and media, and stay agile in this competitive era of the consumer.

Our Marketing Services segment includes the following services offerings:

•
Marketing Database Services. Our Marketing Database offering provides solutions that unify consumer data across an enterprise, enabling clients to execute relevant, people-based marketing and activate data across the marketing ecosystem. Our consumer marketing databases, which we design, build, and manage for our clients, make it possible for clients to collect and analyze information from all sources, thereby increasing customer acquisition, retention, and loyalty. Through our growing partner network, clients are able to integrate their data with best-of-breed marketing solutions while respecting and protecting consumer privacy.

•
Strategy and Analytics. Our Strategy and Analytics group is comprised of marketing strategists and data scientists who leverage industry knowledge and advanced analytics to assist our clients with identifying growth opportunities, addressing marketing data and technology needs, and adopting best practices. In addition, we help our clients identify and address their data privacy and governance requirements

•	Impact Email Platform and Services. Acxiom Impact™ provides email and cross-channel data-driven marketing solutions, including a proprietary marketing platform and agency services.

Together, these products and services form the "power grid" for data that brands need to perform people-based marketing. We provide integrations with the largest number of marketing platforms and data providers in the digital marketing ecosystem, enabling our clients to innovate through their preferred choice of technology, data, and services providers.

Our industry-leading recognition and data assets power best-in-class consumer identification and linking across channels and devices. And, our integrated services offering provides the expertise required to manage large sets of data legally, ethically, securely, and in a way that protects consumer privacy.

Competitive Strengths

Our competitive strengths include core capabilities that enable brands to execute effective people-based marketing.

•
Most Advanced Consumer-Level Recognition. Acxiom's proprietary, patented recognition technology draws upon an extensive historical reference base to identify and link together multiple consumer records and identifiers. We use the pioneering algorithms of AbiliTec and deterministic matching to link individuals and households to the right cookies, mobile device IDs, and user accounts at social networks. As a result, we are able match online and offline data with a high degree of speed and accuracy.

•
Scale Leader in Data Onboarding and Connectivity. We created the category of Data Connectivity and we are the largest provider of data onboarding services. We match records with the highest level of accuracy and offer the most flexibility for activating data through our extensive set of integrations. Today, we work with over 300 direct customers and onboard the data of more than 1,000 companies through our partner and reseller relationships.

•
Extensive Coverage. We activate data across an ecosystem of more than 300 partners, representing the largest network of connections in the digital marketing space. We use 100% deterministic matching, resulting in the strongest combination of reach and accuracy. We offer multi-sourced insight into approximately 700 million consumers worldwide, and our data products contain over 5,000 data elements from thousands of sources with permissioning rights.

•
Unique Position in Marketing Ecosystem. We are a neutral data infrastructure provider. We provide the connectivity required to build best-of-breed integrated marketing stacks, allowing our clients to innovate through their preferred choice of data, technology, and services providers. We strive to make every marketing application more valuable by providing access to more customer data. We enable the open marketing stack and power the open garden.

•	Standard Bearer for Privacy and Security. For more than 45 years, Acxiom has been a leader in the area of data stewardship. This includes:

o	The industry's first Chief Privacy Officer role created in 1991 whose sole focus is the protection and responsible use of consumer data
o	The use of a data Safe Haven®, a privacy-compliant environment that allows marketers and partners to connect different types of data while protecting and governing its use
o	Industry-leading expertise in safely connecting data across the online and offline worlds
o	The creation of aboutthedata.com®, the first-of-its-kind consumer portal that provides consumers with more transparency and understanding about their data is gathered and used for marketing purposes

•
Expertise in Big Data. We currently manage large datasets for leading marketing organizations around the world, executing more than 1 trillion global data transactions per week. This data includes both customer and prospect records as well as core campaign and engagement logs used for measurement and analytics.

•
Strong Client Relationships. We serve more than 3,000 clients directly, and tens of thousands of companies around the world use our data. We manage data for more than 50% of the Fortune 100 and have deep relationships with companies and business-to-consumer marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment.

Growth Strategy

While the terms "big data" and "data management platforms," or "DMPs," have recently become more common, for more than 45 years, Acxiom has been a thought leader and innovator in solving large-scale data problems and improving marketing results for our clients. Key elements of our growth strategy include:

•
Continue to Innovate and Extend Leadership Position in Data Connectivity. We intend to continue to make substantial investments in our Connectivity solutions and extend our market leadership through innovation. Our investments will focus on automation, speed, higher match rates, expanded partner integrations, and new product development.

•
Establish the Standard for Recognition and User Identification in the Marketing Ecosystem. We intend to establish AbiliTec as the standard for consumer-level recognition across the marketing ecosystem, providing a single-source of truth for user identification and audience targeting.

•
Continue to Grow Our Client Base and Expand Existing Client Relationships. We plan to acquire an increasing number of new customers through the expansion of our direct sales teams. In addition, we intend to increase revenue from existing customers, many of whom are new Connectivity customers who have data infrastructure needs our Audience Solutions and Marketing Services businesses can help address.

•
Expand Global Presence. We believe significant opportunities exist for us to expand our Connectivity offerings in key geographic markets where we already operate, such as Europe, China, Japan, and Australia. We intend to leverage existing infrastructure and expand operations to launch and grow our Connectivity business in those key markets.

•
Build an Enduring Business. We are focused on operational excellence, constantly improving tools, processes, and resource allocation to ensure we have superior products and services. We define our culture around "PACT" – Passion, Accountability, Creativity and Teamwork – in order to achieve a high performance organization.

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

We have policies and operational practices governing Acxiom's use of data that we believe reflect leading best practices and actively promote a set of effective privacy guidelines for digital advertising and direct marketing via all channels of addressable media, e-commerce, risk management and information industries as a whole.  We remain certified under the European Union ("EU")-U.S. Safe Harbor and are preparing for its potential replacement, the EU-US Privacy Shield.  We also are operating as applicable under EU model contract clauses and contractually comply with other international data protection requirements in an effort to ensure our continued ability to process information across borders. We have a dedicated team in place to oversee our compliance with the privacy regulations that govern our business activities in the various countries in which we operate.

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

Our ten largest clients represented approximately 35% of our revenue in fiscal year 2016 but no single client accounted for more than 10% of our revenues as a whole.

Sales and Marketing

The process of buying marketing services has become more complex and therefore requires a more collaborative decision process between client and provider.  As such, our approach to sales and marketing is strategy-led and client-intimate.  Utilizing a proprietary maturity model, we employ both a diagnostic approach, guided by gaps between a client's current and desired state, and a prescriptive approach, focused on proven solutions and approaches to close those gaps.

Our sales teams focus on new business development across all markets – sales to new clients and sales of new lines of business to existing clients, as well as revenue growth within existing accounts.  We organize our client relationships around industry verticals, as we believe that understanding and speaking to the nuances of each industry is the most effective way to positively impact our clients' businesses.

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

Research and Development

Research and development expense was $74.2 million in fiscal 2016, compared to $74.2 million in fiscal 2015, and $62.8 million in fiscal 2014.  Management expects to maintain investment spending at similar levels in fiscal 2017.

Competition

Competitors for our Connectivity services are typically also members of our partner ecosystem, creating a paradigm where co-opetition is the norm. Our primary competitors are companies that sell data onboarding as part of a suite of marketing applications or services. Walled gardens that offer a direct interface for matching CRM data compete for a portion of our services, particularly amongst marketers that have not yet adopted in-house platforms for programmatic marketing or attribution. Some providers of tag management, data management, and cross-device marketing solutions have adopted positioning similar to our Connectivity business and compete for mindshare.

Our traditional competitors for our Audience Solutions and Marketing Services offerings have been database marketing services providers. We find that the competitive landscape is becoming more complex and now includes a range of players. Our primary competitors tend to be database marketing services providers, data companies and data distributors. In-house IT departments provide a secondary source of competition for portions of our offerings. Other types of companies such as technology consultants, business process outsourcers, analytics consultants, and management consultants participate to a lesser extent in portions of our market space.

Different types of competitors have different core competencies and assets that they bring to bear. We compete for both broad-based and specific solutions. Our competitors can vary depending on the type of solution we are competing for. Generally, competition is based on the quality and reliability of the offering, whether the strategy will deliver the desired business results for the client, historical success and market presence. Competition for more granular offerings is based on variables that are more specific. With regard to data products, for example, we compete with two types of firms: data providers and list providers. Competition is based on the quality and comprehensiveness of the information provided, the ability to deliver the information in products and formats that our clients need, and, to a lesser extent, pricing.

In local markets outside the United States, we face both global players as well as local market players. Local market players vary between those offering a range of services and those who may compete with us in more limited areas, such as for data products or data integration services.

We continue to focus on levers to increase our competitiveness and believe that investing in the product and technology platform of our business is a key to our continued success. Further, we believe that enabling a broad partner ecosystem will help us to continue to provide competitive differentiation.

Seasonality and Inflation

Although we cannot accurately determine the amounts attributable to inflation, we are affected by inflation through increased costs of compensation and other operating expenses.  If inflation were to increase over the low levels of recent years, the impact in the short run would be to cause increases in costs, which we would attempt to pass on to our clients, although there is no assurance that we would be able to do so.  Generally, the effects of inflation in recent years have been offset by technological advances, economies of scale and other operational efficiencies.

Our traditional direct marketing operations typically experience their lowest revenue in the first quarter of the fiscal year, with higher revenue in the second, third, and fourth quarters.  In order to minimize the impact of these fluctuations, we continue to seek long-term arrangements with more predictable revenues.

Pricing

Given the diverse nature of the markets and industries in which our clients operate, we deploy a number of pricing techniques designed to yield acceptable margins and returns on invested capital.  In our top-tier markets, a substantial portion of Acxiom's revenue is generated from highly customized, outsourced solutions in which prices are dictated by the scope, complexity, nature of assets deployed and service levels required for the individual client engagements.  For mid-tier markets, Acxiom offers pre-packaged or standard solutions for which prices are driven by standard rates applied to the volumes and frequencies of client inputs and outputs.  Examples of Acxiom pricing techniques are value based recurring revenue models, transactional models, subscription or license models, and professional services models, among others.

Employees

Acxiom employs approximately 3,475 employees (associates) worldwide.  No U.S. associates are represented by a labor union or are the subject of a collective bargaining agreement.  To the best of management's knowledge, approximately 15 associates are elected members of work councils or trade unions representing Acxiom associates in the European Union. Acxiom has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

Acxiom's executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.
Scott E. Howe, age 48, joined the Company in 2011 as its Chief Executive Officer and President.  He currently serves on and chairs the Executive Committee of the Company's board of directors.  Prior to joining Acxiom, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010.  In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications.  In 2010, he co-founded and served as interim CEO and president of King of the Web, Inc., a portfolio of online game shows.  Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A|Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook).  Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc.  He serves as a director of Blue Nile, Inc. (NASDAQ: NILE), a leading online retailer of diamonds and fine jewelry, and the Center for Medical Weight Loss.  He previously served on the board of the Internet Advertising Bureau (IAB).  He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.
Warren C. Jenson, age 59, is the Company's Chief Financial Officer & Executive Vice President.  He also serves as President of Acxiom International.  He joined Acxiom in 2012 and is responsible for all aspects of Acxiom's financial management and the Company's business operations outside the United States.  Prior to joining Acxiom, he served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company's service delivery, operations and manufacturing organizations.  From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company.  He has more than 30 years of experience in operational finance and has been CFO of some of the most important success stories of the last two decades including Amazon.com, NBC and Electronic Arts.  In addition, he was twice designated one of the "Best CFOs in America" by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010.  He also has significant experience in mergers, acquisitions and in the development and formulation of strategic partnerships.  His board experience includes Digital Globe (NYSE: DGI), Tapjoy, California State Summer School of the Arts, and Marshall School of Business at the University of Southern California.  Mr. Jenson received both an undergraduate degree in accounting and a Master of Accountancy from Brigham Young University.
Jerry C. Jones, age 60, is the Company's Chief Ethics and Legal Officer, Executive Vice President & Assistant Secretary.  He joined Acxiom in 1999, oversees legal and privacy matters and assists in the strategy and execution of mergers and alliances and the Company's strategic initiatives.  Prior to joining Acxiom, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Audit Committee and the Nominating and Governance Committee.  He also serves on the board of directors of Heifer International and on the University of Arkansas at Little Rock Board of Visitors, and is a co-founder of uhire U.S.  He is a Special Advisor to the Club de Madrid, an organization comprised of over 100 former Presidents and Prime Ministers from more than 60 democratic countries.  He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009 and is former chairman of the board of the Arkansas Virtual Academy.  Mr. Jones holds a juris doctorate degree and a bachelor's degree in public administration from the University of Arkansas.

Richard E. Erwin, age 49, joined Acxiom in 2015 as President and General Manager of Acxiom's Audience Solutions Division and is responsible for the strategy, growth and profitability of Acxiom's industry-leading data products and services.  With over two decades in the traditional and digital marketing industries, he is a leading voice in the field of data-driven marketing and an outspoken advocate for its value in the global economy.  Prior to joining Acxiom, Mr. Erwin spent 10 years as President of the Consumer Insights and Targeting Division of Experian Marketing Services.  During his tenure, he led the turnaround and growth of seven legacy data and analytics businesses and established the company as a force in the digital marketing services industry.  Prior to Experian, he held numerous senior management roles in his 12-year career at RR Donnelley in that company's Marketing Services Division.  He is a director of the Direct Marketing Association (DMA) and previously served as the DMA's vice chairman and treasurer.  He also serves as a director for Chicago Youth Centers, Shedd Aquarium and RevSpring, Inc.  Mr. Erwin received a master's degree in business administration from Northwestern University (Kellogg) and a bachelor's degree in marketing from Michigan State University.

S. Travis May, age 28, is President and General Manager of Acxiom's Connectivity Division. He is responsible for all aspects of the Connectivity line of business, which includes the LiveRamp Connect product suite. He joined Acxiom in 2014 through its acquisition of LiveRamp, Inc. and initially served as Senior Vice President of Products, overseeing all product management for Acxiom. Prior to joining Acxiom, Mr. May was Vice President at LiveRamp, where he led product, partnerships, and business operations from the company's early ideational stages through its acquisition. Prior to LiveRamp, Mr. May was co-founder and CEO of Campus Venture Network, Inc., a software-as-a-service platform for business plan competitions acquired by the Ewing M. Kauffman Foundation in 2009. He graduated with Phi Beta Kappa and magna cum laude honors with degrees in economics and mathematics from Harvard College.
Dennis D. Self, age 50, is President and General Manager of Acxiom's Marketing Services Division.  He joined Acxiom in 2013 and provides strategic leadership to the teams that serve Acxiom's Marketing Service's clients, including Sales and Account Management, Product Management and Engineering, Client Services Delivery, Consulting and Analytics, and Acxiom Impact email platform and services.  As a member of Acxiom's Executive Committee, he helps execute on the Company's overall Strategic Imperatives. Previously, Mr. Self was Senior Vice President for the Marketing Services Delivery organization and Chief Information Officer for Acxiom.  Prior to joining Acxiom, he served as Vice President and CIO at Gilead Sciences, Inc. from 2011-2013. Prior to Gilead Sciences, Inc. he served as CIO at Electronic Arts for four years.  His previous experience includes serving as an IT strategy consultant for Deloitte Consulting, HP, A.T. Kearney and Andersen Consulting.  Mr. Self holds a bachelor of science degree in Management Information Systems from Old Dominion University and an MBA from the University of Chicago.
Terilyn Juarez Monroe, age 49, is the Company's Chief People & Culture Officer, Senior Vice President of Human Resources. She joined Acxiom in 2015.  In her role, she oversees areas that drive a high performing culture including: Talent Acquisition and Development, Total Rewards, Organization and Talent Performance, Associate Relations, Engagement, Community Relations/Philanthropy, and HR Operations.  In 2015, Ms. Monroe was named one of the Top 50 Global Diversity Professionals in Industry by The Economist, a list that recognizes the achievements of individuals who have made the practice of diversity and inclusion a focus of their careers. Prior to joining Acxiom, Ms. Monroe served as Intuit's Chief Diversity Officer and Director of Engagement which included oversight for the Intuit Foundation. During Ms. Monroe's 13-year tenure at Intuit, she developed a breadth and depth of experience resulting from rotational assignments and increasing leadership and business partnership responsibilities across most areas of HR. She also sat on several organization boards and task forces throughout her tenure. Prior to joining Intuit she worked for Nortel Networks, Bay Networks, Amdocs and Amdahl in the areas of executive communication and coaching, strategic business planning, mergers and acquisitions, community relations, learning and development, employee communications, and global events management. Ms. Monroe graduated from San Jose State University with a bachelor of arts in public relations and a minor in business.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of future operations.

If the Company's new leadership is unsuccessful in implementing our business strategy or if our new investments and business initiatives are not successful, the Company's financial condition could be adversely affected.

Since 2011, we have experienced significant changes in our executive leadership, including a new Chief Executive Officer, Chief Financial Officer, and various other executive officers.  Under the Company's executive leadership, we launched an aggressive growth strategy that includes, among other things, accelerated investment in product development, which began in fiscal year 2013 and has continued with the acquisition of LiveRamp, Inc. in fiscal year 2015.  See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.   These investments in product development, however, may not lead to increased revenue and profitability as we may not be successful in deploying our new products and services.   If the Company is not successful in creating value from these investments, the investments and lack of new product sales could have a negative impact on the Company's operating results and financial condition.

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

A significant breach of the confidentiality of the information we hold or of the security of our or our customers', suppliers', or other partners' computer systems could be detrimental to our business, reputation and results of operations.

Our business requires the storage, transmission and utilization of data, including personally identifiable information, much of which must be maintained on a confidential basis.  Although we have extensive physical and cyber security and associated procedures, our databases have in the past been and in the future may be subject to unauthorized access by third parties.  In recent years, the frequency, severity, sophistication and public awareness of these cyber attacks or other intentional misconduct by computer hackers has significantly increased, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attacks targeting information technology systems.  Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems.  Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including intellectual property and other confidential business information.  We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

Furthermore, we face increasing cyber security risks as we receive and collect data from new sources, such as social media, and as we and our customers continue to develop and operate in cloud-based information technology environments.  In the event that our protection efforts are unsuccessful and we experience an unauthorized disclosure of confidential information or the security of such information or our systems are compromised, we could suffer substantial harm.  Any breach could result in one or more third parties obtaining unauthorized access to our customers' data or our data, including personally identifiable information, intellectual property and other confidential business information.  Such a security breach could result in operation disruptions that impair our ability to meet our clients' requirements, which could result in decreased revenues.  Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data.  Further, we could be forced to expend significant resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims, all of which could divert the attention of our management and key personnel away from our business operations.  In any event, a significant security breach could materially harm our business, financial condition and operating results.

Our customers, suppliers and other partners are primarily responsible for the security of their information technology environments, and we rely heavily on them and other third parties to supply clean data content and/or to utilize our products and services in a secure manner. Each of these third parties may face risks relating to cyber security, which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties' cyber security operations, or the amount of investment they place in guarding against cyber security threats. Accordingly, we are subject to any flaw in or breaches to their systems, which could materially impact our business, operations and financial results.

Changes in legislative, judicial, regulatory, or cultural environments relating to information collection and use may limit our ability to collect and use data.  Such developments could cause revenues to decline, increase the cost and availability of data and adversely affect the demand for our products and services.

In the U.S., the US Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data.  The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future.  The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business.  Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data.  In all of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists or is presently contemplated.  For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the "GDPR"), which will establish a new framework for data protection in Europe when it becomes effective in May 2018.  The GDPR will impose more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union ("EU"), reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms.  Between now and the time that the GDPR becomes effective, we may need to modify our platform or our business to comply with new requirements contained in the GDPR or to address client concerns relating to the GDPR, and any such measures may result in costs and expenses, and any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.  In the U.S., non-sensitive data about a consumer is generally usable under current rules and regulations so long as the person does not affirmatively "opt-out" of the collection of such data.  In Europe the reverse is true.  If the European model were to be adopted in the U.S., less data would be available and the cost of data would be higher.  Decreased availability and increased costs of information could adversely affect our ability to meet our clients' requirements and could result in decreased revenues.   In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.

In addition, with regard to transfers of personal data from our employees and clients from the EU to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce's Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the EU and Switzerland, which established a means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the "EEA"), to the United States.  The U.S.-EU Safe Harbor Framework was invalidated in October 2015 by a decision of the European Court of Justice (the "ECJ Ruling"). As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. Further, a potential replacement for the U.S.-EU Safe Harbor, the EU-U.S. Privacy Shield, is still under negotiation and though we anticipate the final result to be materially similar to the invalid U.S.-EU Safe Harbor program, it is not yet clear what the EU-U.S. Privacy Shield will require or whether it will formally become effective.  In light of these matters, we are engaging in measures designed to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European clients to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. Additionally, we and our clients may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner that is inconsistent with our data management practices or the technological features of our solutions. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

Unfavorable publicity and negative public perception about our industry could adversely affect our business and operating results.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace.   See "Item 1. Business – Privacy Considerations" in this Form 10-K.  Any unfavorable publicity or negative public perception about us, our industry or even our competitors can affect our business and results of operations, and may lead to additional regulatory scrutiny or lawmaking that affects us or our industry.  For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data.  This public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients' demand for our products and services and adversely affect our business and operating results.

Industry consolidations may increase competition for our products and services, which could negatively impact our financial condition and operating results.

We compete against numerous providers of products and services in several separate markets.  See "Item 1. Business - Competition" in this Form 10-K.   Since we offer a larger variety of products and services than many of these competitors, we have been able to successfully compete.  However, the dynamics of the marketplace would be significantly altered if several of these providers were to combine with each other to offer a wider variety of products and services that more directly compete with our portfolio of products and services. If our competitors were to combine forces to create a single-source provider of multiple products and services to the markets in which we compete, we could experience increased price competition, lower demand for our products and services, and loss of market share, each of which could negatively affect our operating results.

Significant system disruptions, loss of data center capacity or interruption of telecommunication links could adversely affect our business and results of operations.

Our business is heavily dependent upon highly complex data processing capability.  Our ability to protect our data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is critical to our continued success.  The online services we provide are dependent on links to telecommunication providers.  We believe we have taken reasonable precautions to protect our data centers and telecommunication links from events that could interrupt our operations.  Any damage to our data centers or any failure of our telecommunications links that causes loss of data center capacity or otherwise causes interruptions in our operations, however, could materially adversely affect our ability to quickly and effectively respond to our clients' requirements, which could result in loss of their confidence, adversely impact our ability to attract new clients and force us to expend significant resources to repair the damage.  Such events could have a material adverse effect on our business, financial condition and operating results.

Each of our business segments is subject to substantial competition from a diverse group of competitors.  New products and pricing strategies introduced by these competitors in the markets where our products and services are offered could decrease our market share or cause us to lower our prices in a manner that reduces our operating margin and the profitability of our products.

Each of our business segments faces significant competition in all of its offerings and within each of its markets.  See "Item 1. Business - Competition" in this Form 10-K.   Our competitors include database marketing services providers, DMPs (Data Management Platforms), data companies and data distributors, some of whom may have significantly greater financial, technical, marketing or other resources allocated to serving customers.  Other types of companies such as technology consultants, business process outsourcers, analytics consultants and management consultants participate to a lesser extent in portions of our market space.  Additionally, we compete with the in-house IT departments of some of our existing and prospective clients that have developed or are developing the in-house capacity to perform the services we provide.  Maintaining technological competitiveness in our data products, processing functionality, software systems and services, continually improving our current processes, and developing and introducing new products and services are necessary to maintain our competitive position.  If we fail to do so, we could lose clients to current or future competitors, which could result in decreased revenues, net income and earnings per share.

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

The pricing and other terms of our client contracts, are based on estimates and assumptions we make at the time we enter into these contracts.  These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services and could differ from actual results.  Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.  Our exposure to this risk increases generally in proportion to the scope of the client contract and is higher in the early stages of such a contract.   Our failure to meet a client's expectations in any type of contract may result in an unprofitable engagement, which could adversely affect our operating results and result in future rejection of our products and services by current and prospective clients.

The failure to recruit and retain qualified personnel could hinder our ability to successfully manage our business, which could have a material adverse effect on our financial position and operating results.

Our growth strategy and future success depend in large part on our ability to attract and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our data products, processing functionality, software systems and services requires highly trained professionals.  While we presently have a sophisticated, dedicated and experienced team of associates who have a deep understanding of our business and in many cases have been with Acxiom for decades, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding, compensation strategies, general economic conditions and various other factors.  As the business information and marketing industries continue to become more technologically advanced, we anticipate increased competition for qualified personnel.  The loss or prolonged absence of the services of highly trained personnel like the Company's current team of associates, or the inability to recruit and retain additional, qualified associates, could have a material adverse effect on our business, financial position or operating results.

Additionally, as noted above, in recent years we have experienced significant changes in our executive leadership.  Continuing or unexpected turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

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

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms.  We compile the remainder of the data that we use from public record sources.  We could suffer material adverse consequences if our data suppliers were to withhold their data from us, which could occur either because we fail to maintain sufficient relationships with the suppliers or if they decline to provide, or are prohibited from providing, such data to us due to legal, contractual, privacy, competition or other economic concerns.  For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if they are acquired by one of our competitors, if legislation is passed restricting the use or dissemination of the data they provide or if judicial interpretations are issued restricting use of such data.  Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards.  If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our data standards, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues, net income and earnings per share.

A failure in the integrity or a reduction in the quality of our data could harm our brand and result in a loss of revenue and an increase in legal claims.

The reliability of our solutions depends upon the integrity and quality of the data in our database.  A failure in the integrity of our database, whether inadvertently or through the actions of a third party, or a reduction in the quality of our data could harm us by exposing us to client or third-party claims or by causing a loss of client confidence in our solutions. We may experience an increase in risks to the integrity of our database and quality of our data as we move toward real-time, non-identifiable, consumer-powered data through our Enterprise Data Management Platform. We must continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data if we are to maintain our competitive position and retain our clients' confidence.  Failure to do so could result in significant harm to our reputation and growth prospects, as well as a loss of revenue.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest clients represented approximately 35% of our revenue in fiscal year 2016, but no single client accounted for more than 10% of the revenues of the Company as a whole.  The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results.

While a significant amount of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times, and some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates.  In addition, many of these contracts contain provisions allowing the client to terminate prior to the end of the term upon giving advance notice.  Even if renewed by these clients, the terms of the renewal contracts may not have a term as long as, or may otherwise be on terms less favorable than, the original contract.  Revenue from clients with long-term contracts is not necessarily "fixed" or guaranteed as portions of the revenue from these clients is volume-driven or project-related.  With respect to the portion of our business that is not under long-term contract, revenues are even less predictable and are almost completely volume-driven or project-related.  Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with all of our clients or our operating results will suffer.  If a significant client fails to renew a contract, or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business were not obtained to replace or supplement that which was lost.

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

Goodwill is a significant portion of our total assets. Goodwill accounted for approximately 43% of the total assets on our balance sheet as of March 31, 2016. We may not realize the full carrying value of our goodwill. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write off the impaired portion of goodwill, resulting in a charge to our earnings. An impairment of a significant portion of goodwill could have a material adverse effect on our operating results and financial condition.

Our business is directly dependent upon and correlates closely to the marketing levels and ongoing business activities of our existing clients.  If material adverse developments in domestic and global economic and market conditions adversely affect our clients' businesses, our business and results of operations could equally suffer.

We serve clients from locations in the Asia-Pacific region, Europe and the United States. Our client list includes many of the largest organizations in these regions across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit and government.  Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve.   Future widespread economic slowdowns in any of these markets, particularly in the United States, may negatively affect the businesses, purchasing decisions and spending of our clients and prospective clients, which could result in reductions in our existing business as well as our new business development.  In the event of such widespread economic downturn, we will likely experience a reduction in current projects, longer sales cycles, deferral or delay of purchase commitments for our data products, processing functionality, software systems and services, and increased price competition, all of which could adversely affect our revenue and operating results.

Our operations outside the U.S. are subject to risks that may harm the Company's business, financial condition or results of operations.

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

In addition, when operating in foreign jurisdictions, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, as well as anti-competition regulations and data protection laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer our products and services in one or more countries.  Such violations could also adversely affect our reputation with existing and prospective clients, which could negatively impact our operating results and growth prospects.

Our products and services have long and variable sales cycles due to their nature as enterprise-wide solutions.  Failure to accurately predict these sales cycles could impair our ability to forecast operating results, which could result in a decline in the market value of our stock.

When purchasing our products and services, our clients and prospects are often faced with a significant commitment of capital, the need to integrate new software and/or hardware platforms across multiple business units and other changes in company-wide operational procedures, all of which result in cautious deliberation and evaluation by prospective clients, longer sales cycles and delays in completing transactions.  Additional delays result from the significant up-front expenses and substantial time, effort and other resources necessary of our clients to implement our solutions.  For example, depending on the size of a prospective client's business and its needs, a sales cycle can range from two weeks to nine months.   Because of these longer sales cycles, revenues and operating results may vary significantly from period to period.  As a result, it is often difficult to accurately forecast our revenues on a quarterly basis as it is not always possible for us to predict the quarter in which sales will actually be completed.  This difficulty in predicting revenue, combined with the revenue fluctuations we may experience from quarter to quarter, can adversely affect and cause substantial fluctuations in our stock price.

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

For over 45 years, Acxiom has been a thought leader and innovator in solving large-scale data problems and improving marketing results through high-performance, highly scalable, highly secured and privacy-compliant marketing solutions, with a track record of building strong technology and being an innovator in the marketing services space.  Our brand and reputation earned over these years are key assets of the Company.  Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of data quality, our ability to deliver consumer insights, our enterprise data management and analytical capabilities, the competence of our current associate team, and our ability to meet contractual service level requirements in a timely manner.  Negative perceptions or publicity regarding these matters could damage our reputation with prospective clients and the public generally. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Any damage to our brand or reputation could have a material adverse effect on our business and operating results.

Failure to recover significant, up-front capital investments required by certain client contracts could be harmful to the Company's financial condition and operating results.

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

Postal rate increases are expected to continue.  As postal costs continue to rise, we expect to see increased pressure on direct mailers to leverage digital and other forms of online communication and to mail fewer pieces.  The concerns of direct mailers are further exacerbated by the on-going financial struggles of the United States Postal Service ("USPS").  In recent years, the USPS has incurred significant financial losses and may, as a result, implement significant changes to the breadth or frequency of its mail delivery.  In 2011, the USPS announced its plan to cut billions of dollars in operating costs.   The proposed cuts have included, among other things, consolidation of USPS's mail processing network and changes to USPS's service standards for market-dominant mail products.  These ongoing changes are expected to increase mail processing time and slow delivery frequency, which in turn may decrease marketers and the general public's willingness to continue to use traditional mail, which may negatively impact our direct mail clients and thus the Company's revenue derived from our traditional direct marketing business.  Additionally, those in the traditional direct mail business, as well as the USPS, are under growing pressure to reduce their impact on the environment.  It is uncertain at this time what either marketers or the USPS will do to lessen their impact.  From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer's perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces, which may negatively impact the Company's revenue derived from our traditional direct marketing business.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Acxiom is headquartered in Little Rock, Arkansas with additional locations around the United States.  We also have operations in Europe and Asia-Pacific.  In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs.  The table below sets forth the location, form of ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:
Conway, Arkansas	Eleven facilities held in fee	Data center; office space	Marketing Services, Audience Solutions, Connectivity
Little Rock, Arkansas	Two buildings held in fee	Data center; office space	Marketing Services, Audience Solutions, Connectivity
Redwood City, California	Lease	Office space	Marketing Services, Audience Solutions, Connectivity
San Francisco, California Downers Grove, Illinois	Lease Lease	Office space Data center; office space	Connectivity Marketing Services, Audience Solutions
New York, New York	Lease	Office space	Marketing Services, Audience Solutions, Connectivity
Nashville, Tennessee Austin, Texas	Lease Lease	Office space Office space	Marketing Services Marketing Services, Audience Solutions

Location	Held	Use	Business Segment
Europe:
London, England	Lease	Office space	Marketing Services, Audience Solutions, Connectivity
Normanton, England	Lease	Data center; office space	Audience Solutions
Paris, France	Lease	Data center; office space	Marketing Services, Audience Solutions, Connectivity
Frankfurt, Germany	Lease	Office space	Audience Solutions
Munich, Germany	Lease	Office space	Audience Solutions
Gdansk, Poland	Lease	Office space	Marketing Services, Audience Solutions
Warsaw, Poland	Lease	Office space	Marketing Services, Audience Solutions
Australia:
Sydney, Australia	Lease	Office space	Marketing Services, Audience Solutions Connectivity
China:
Shanghai, China	Lease	Office space	Marketing Services, Audience Solutions, Connectivity
Nantong, China	Lease	Data center; office space	Marketing Services, Audience Solutions, Connectivity

Item 3.  Legal Proceedings

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company's consolidated financial statements. In management's opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote.  However, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company's consolidated financial condition or results of operations.  The Company maintains insurance coverage above certain limits.  There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company's consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom's common stock are listed and traded on the NASDAQ Global Select Market under the symbol "ACXM."  The following table reflects the range of high and low sales prices of Acxiom's common stock as reported by NASDAQ for each quarter in fiscal 2016 and 2015.

Fiscal 2016	High	Low
Fourth Quarter	$22.22	$17.32
Third Quarter	23.42	19.32
Second Quarter	21.47	16.67
First Quarter	19.46	15.78

Fiscal 2015	High	Low
Fourth Quarter	$20.53	$17.72
Third Quarter	21.25	16.04
Second Quarter	22.32	16.53
First Quarter	35.74	20.30

Holders

As of May 20, 2016, the approximate number of record holders of the Company's common stock was 2,028.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below matches Acxiom Corporation's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 3/31/2011 to 3/31/2016.

	3/11	3/12	3/13	3/14	3/15	3/16

Acxiom Corporation	100.00	102.30	142.16	239.69	128.85	149.41
NASDAQ Composite	100.00	113.53	122.09	160.38	186.62	186.52
NASDAQ Computer & Data Processing	100.00	114.69	120.09	165.87	177.96	211.81

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/16 – 1/31/16	0	n/a	0	$60,021,560
2/1/16 – 2/29/16	168,402	20.01	168,402	56,651,656
3/1/16 – 3/31/16	562,918	21.07	562,918	44,792,367
Total	0	n/a	0	$44,792,367

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded on the following dates:  December 5, 2011, May 24, 2012, February 5, 2013, November 18, 2013, November 12, 2014, and May 19, 2015.  Under the modified common stock repurchase program, the Company may purchase up to $300 million worth of its common stock through the period ending December 31, 2016.  Through March 31, 2016, the Company had repurchased 15.5 million shares of its stock for $255.2 million.

Item 6.   Selected Financial Data

For information pertaining to selected financial data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto and incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement at pages F-3 – F-22, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Acxiom's earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom currently uses an interest rate swap agreement to mitigate the interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom's results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom's remaining long-term debt instruments have fixed rates.  At both March 31, 2016 and 2015, the fair value of the Company's fixed rate long-term obligations approximated carrying value.

Acxiom has a presence in the United Kingdom, France, Germany, Poland, Australia and China.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom's future costs or on future cash flows from foreign investments.  Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.   Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pp. F-25 – F-72, which is attached hereto and incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management's report on Acxiom's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended), and the related report of Acxiom's independent public accounting firm, are included in the Financial Supplement on pages F-23 and F-24, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant" which is included there pursuant to Instruction 3 to Item 401(b) of the SEC's Regulation S-K.

The Acxiom Board of Directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on Acxiom's website at www.acxiom.com under the "About – Codes of Ethics" section of the site.  The remaining information required by this item appears under the captions "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Acxiom's 2016 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading "Executive Compensation" in Acxiom's 2016 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2016 (March 31, 2016):

Plan category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)		(b)	(c)
Equity compensation plans approved by shareholders		3,398,882	[1]	$14.57	5,369,264
Equity compensation plans not approved by shareholders		221,106	[2]	13.74	47,500
Total		3,619,988		$14.52	5,416,764

	[1]	This figure represents stock options issued under shareholder-approved stock option plans, of which 665,255 options were assumed in connection with our acquisition of LiveRamp in fiscal 2016.
	[2]
Issued pursuant to the Company's 2011 Nonqualified Equity Compensation Plan described below, which does not require shareholder approval under the exception provided for in NASDAQ Marketplace Rule 5635(c)(4).

Equity Compensation Plan Not Approved By Security Holders

The Company adopted the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (the "2011 Plan") for the purpose of making equity grants to induce new key executives to join the Company.  The awards that may be made under the 2011 Plan include stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, or other stock unit awards.  In order to receive such an award, a person must be newly employed with the Company with the award being provided as an inducement material to their employment, provided the award is first properly approved by the board of directors or an independent committee of the board.  The board of directors and its compensation committee are the administrators of the 2011 Plan, and as such, determine all matters relating to awards granted under the 2011 Plan, including the eligible recipients, whether and to what extent awards are to be granted, the number of shares to be covered by each grant and the terms and conditions of the awards.  The 2011 Plan has not been approved by the Company's shareholders.

The remaining information required by this item appears under the heading "Stock Ownership" in Acxiom's 2016 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings "Related-Party Transactions" and "Corporate Governance - Board and Committee Matters" in Acxiom's 2016 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading "Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor" in Acxiom's 2016 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.  Financial Statements.

The following consolidated financial statements of the registrant and its subsidiaries included in the Financial Supplement and the Independent Auditors' Reports thereof are attached hereto.  Page references are to page numbers in the Financial Supplement.

Page
Reports of Independent Registered Public Accounting Firm	F-24

Consolidated Balance Sheets as of March 31, 2016 and 2015	F-25

Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014	F-26

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2016, 2015, and 2014	F-27

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2016, 2015 and 2014	F-28 – F-29

Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014	F-30 - F-31

Notes to the Consolidated Financial Statements	F-32 - F-72

2.  Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits.

The following exhibits are filed with this report or are incorporated by reference to previously filed material:

Exhibit No.

2.1	Merger Agreement, dated May 12, 2014, by and among Acxiom Corporation, Big Sky Sub Acquisition, Inc., LiveRamp, Inc., and The Brenner Group (previously filed on May 14, 2014, as Exhibit 2.1 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

2.2	Contribution and Stock Purchase Agreement, dated as of May 19, 2015, by and among Aspen Holdco, Inc., Acxiom Corporation, Acxiom IT Outsourcing, Inc., Acxiom Limited, Aspen Hivedown Limited, Acxiom Global Service Center Polska sp. z.o.o., Acxiom Polska sp. z.o.o. w likwidacji, and Acxiom ITO Polska sp. z.o.o. (previously filed on May 20, 2015, as Exhibit 2.1 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

2.3	Amendment dated July 31, 2015, to the Contribution and Stock Purchase Agreement dated as of May 19, 2015, by and among Aspen Holdco, Inc., Acxiom Corporation, Acxiom IT Outsourcing, Inc., Acxiom Limited, Aspen Hivedown Limited, Acxiom Global Service Center Polska sp. z.o.o., Acxiom Polska sp. z.o.o. w likwidacji, and Acxiom ITO Polska sp. z.o.o. (previously filed on August 6, 2015, as Exhibit 2.1 to Acxiom Corporation's Current Report of Form 8-K, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3(i) to Acxiom Corporation's Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 1996, Commission File No. 0‑13163, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed on August 20, 2012, as Exhibit 3(a) to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.1	2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Appendix B to Acxiom Corporation's Proxy Statement dated June 24, 2005, Commission File No. 0-13163, and incorporated herein by reference)

10.2	First Amendment to the 2005 Stock Purchase Plan of Acxiom Corporation

10.3	Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed on August 18, 2015 as Exhibit 10.1 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.4	Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed as Exhibit 10.1 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference)

10.5	Acxiom Corporation U.K. Share Option Scheme (previously filed as Exhibit 10(f) to Acxiom Corporation's Annual Report on Form 10‑K for the fiscal year ended March 31, 1997, Commission File No. 0‑13163, and incorporated herein by reference)

10.6	Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation

10.7	Amended and Restated 2010 Executive Officer Severance Policy

10.8	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation
10.9	Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.10	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.11	2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.2 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.12	Form of Performance Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.3 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)
10.13	Form of Stock Option Grant Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.4 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.5 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.15	General Electric Capital Corporation Master Lease Agreement, dated as of September 30, 1999 (previously filed as Exhibit 10(m) to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 0-13163, and incorporated herein by reference)

10. 16	Amendment to General Electric Capital Corporation Master Lease Agreement dated as of December 6, 2002 (previously filed as Exhibit 10 (j) to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)
10.17	Fifth Amended and Restated Credit Agreement dated as of October 9, 2013, among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on October 15, 2013, as Exhibit 10.1 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.18	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, effective as of May 19, 2015, by and among Acxiom Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on May 21, 2015, as Exhibit 10.1 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.19	Assignment of Head Lease dated as of February 10, 2003, by and between Wells Fargo Bank Northwest, National Association, as Owner Trustee under the AC Trust 2001-1 ("Assignor") and Acxiom Corporation, assigning all of Assignor's rights, title and interest in that certain Head Lease Agreement dated as of May 1, 2000, between the City of Little Rock, AR and Assignor, each relating to the lease of an office building in downtown Little Rock which was previously financed pursuant to a terminated synthetic real estate facility (previously filed as Exhibit 10 (l) to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Commission File No. 0-13163, and incorporated herein by reference)

10.20	Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of July 26, 2014 (previously filed on May 27, 2014 as Exhibit 10.1 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.21	Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of March 27, 2015 (previously filed on March 27, 2015 as Exhibit 10.1 to Acxiom Corporation's Current Report on Form 8-K, and incorporated herein by reference)

10.22	Employment Offer Letter dated January 30, 2012, between Acxiom Corporation and Nada C. Stirratt (previously filed as Exhibit 10.23 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.23	Separation Agreement between Acxiom Corporation and Nada C. Stirratt effective March 31, 2015

10.24	Employment Offer Letter dated April 19, 2012, between Acxiom Corporation and Philip L. Mui (previously filed as Exhibit 10.24 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and incorporated herein by reference)

10.25	Deferred Compensation Plan between Acxiom Corporation and Philip L. Mui dated as of March 31, 2014 (previously filed as Exhibit 10.20 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, and incorporated herein by reference)

10.26	Form of director indemnity agreement (previously filed as Exhibit 10(x) to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File No. 0-13163, and incorporated herein by reference)

10.27	Form of officer and director indemnity agreement (previously filed as Appendix C to Acxiom Corporation's Proxy Statement dated January 22, 1987, Commission File No. 0-13163, and incorporated herein by reference)

10.28	Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.27 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.29	First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed as Exhibit 10.28 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.30	Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.29 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.31	First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed as Exhibit 10.30 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.32	LiveRamp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 99.1 to Acxiom Corporation's Registration Statement on Form S-8, Commission File No. 333-197463, and incorporated herein by reference)

21	Subsidiaries of Acxiom Corporation

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACXIOM CORPORATION

Date: May 27, 2016	By:	/s/ Warren C. Jenson
Warren C. Jenson
Chief Financial Officer & Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

John L. Battelle*	Director	May 27, 2016
John L. Battelle

Timothy R. Cadogan*	Director	May 27, 2016
Timothy R. Cadogan

William T. Dillard II*	Director	May 27, 2016
William T. Dillard II

Richard P. Fox*	Director	May 27, 2016
Richard P. Fox

Jerry D. Gramaglia*	Director (Non-Executive Chairman of the Board) May 27, 2016
Jerry D. Gramaglia

William J. Henderson*	Director	May 27, 2016
William J. Henderson

Scott E. Howe*	Director, CEO & President (principal executive officer)	May 27, 2016
Scott E. Howe

Clark M. Kokich*	Director	May 27, 2016
Clark M. Kokich

Debora B. Tomlin*	Director	May 27, 2016
Debora B. Tomlin

/s/ Warren C. Jenson Warren C. Jenson	Chief Financial Officer & Executive Vice President (principal financial and accounting officer)	May 27, 2016

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes Attorney‑in‑Fact

ACXIOM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2016

ACXIOM CORPORATION
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Years ended March 31,	2016	2015	2014	2013	2012
Statement of operations data:
Revenue	$850,088	$804,911	$805,153	$792,689	$809,992
Net earnings (loss) from continuing operations	$(8,648)	$(26,542)	$(17,340)	$30,645	$17,527
Net earnings from discontinued operations, net of tax	15,351	15,511	26,143	26,474	53,989
Net earnings (loss)	$6,703	$(11,031)	$8,803	$57,119	$71,516
Net earnings (loss) attributable to Acxiom	$6,703	$(11,031)	$8,863	$57,607	$77,263
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.11)	$(0.34)	$(0.23)	$0.41	$0.22
Net earnings from discontinued operations	0.20	0.20	0.35	0.35	0.68
Net earnings (loss)	$0.09	$(0.14)	$0.12	$0.76	$0.90
Net earnings (loss) attributable to Acxiom	$0.09	$(0.14)	$0.12	$0.77	$0.97
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.11)	$(0.34)	$(0.23)	$0.40	$0.22
Net earnings from discontinued operations	0.20	0.20	0.35	0.35	0.67
Net earnings (loss)	$0.09	$(0.14)	$0.12	$0.75	$0.89
Net earnings (loss) attributable to Acxiom	$0.09	$(0.14)	$0.12	$0.75	$0.96

Acxiom has not paid cash dividends for any of the periods reported.

As of March 31,	2016	2015	2014	2013	2012
Balance sheet data:
Current assets	$376,010	$511,404	$656,056	$447,715	$456,898
Current liabilities	$224,000	$283,792	$249,469	$224,576	$256,401
Total assets	$1,149,849	$1,294,087	$1,310,497	$1,174,306	$1,217,596
Long-term debt, excluding current installments	$157,897	$244,753	$275,976	$225,082	$233,697
Total equity	$698,968	$703,257	$682,857	$619,368	$611,855

The selected financial data for the periods reported above has been derived from the consolidated financial statements and, unless otherwise indicated, reflect the Company's continuing operations.  Refer to Note 4 – Discontinued Operations for additional information regarding discontinued operations.

This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes contained in this report.  Previously reported amounts have been reclassified to conform to the presentation in the current year.  The historical results are not necessarily indicative of results to be expected in any future period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our operating segments and summary results and notable events. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

Unless otherwise indicated, we refer to captions such as earnings (loss), and earnings (loss) per share from continuing operations attributable to the Company simply as "earnings (loss)", and "earnings (loss) per share" throughout this Management's Discussion and Analysis.  Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Introduction and Overview

Acxiom Corporation is a global technology and enablement services company with a vision to power a world where all marketing is relevant. We provide the data foundation for the world's best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omni-channel customer experiences.

Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol "ACXM." We serve a global client base from locations in the United States, Europe, and the Asia-Pacific ("APAC") region. Our client list includes more than 3,000 of the world's largest and best known brands across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

Operating Segments

During the first quarter of fiscal 2016, the Company realigned its organizational structure to better reflect its business strategy. As a result of the sale of the IT Infrastructure Management business ("ITO") and the organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Thus, beginning in fiscal year 2016, the Company began reporting its financial performance based on new segments: Marketing Services and Audience Solutions, and Connectivity. During the third quarter of fiscal 2016, the operational and financial activities to separate Marketing Services and Audience Solutions were completed and are now reported as separate operating segments.

Our segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 17 – Segment Information of the Notes to Consolidated Financial Statements.

Marketing Services

Our Marketing Services segment helps clients unify data at the individual level in a privacy-safe environment, so they can execute people-based marketing campaigns, tie back to real results, and drive a continual cycle of optimization. We help architect the foundation for data-driven marketing by delivering solutions that integrate customer and prospect data across the enterprise, thereby enabling our clients to establish a single view of the customer. We also support our clients in navigating the complexities of consumer privacy regulation, making it easy and safe for them to use innovative technology, maintain choice in channels and media, and stay agile in this competitive era of the consumer. These services allow our clients to generate higher return on marketing investments and, at the same time, drive better, more relevant customer experiences.

The Marketing Services segment includes the following service offerings: Marketing Database Services, Strategy and Analytics, and Impact Email Platform and Services.

•
Marketing Database Services. Our Marketing Database offering provides solutions that unify consumer data across an enterprise, enabling clients to execute relevant, people-based marketing and activate data across the marketing ecosystem. Our consumer marketing databases, which we design, build, and manage for our clients, make it possible for our clients to collect and analyze information from all sources, thereby increasing customer acquisition, retention, and loyalty. Through our growing partner network, clients are able to integrate their data with best-of-breed marketing solutions while respecting and protecting consumer privacy.

Marketing Database services are generally provided under long-term contracts. Our revenue consists primarily of recurring monthly billings, and to a lesser extent, other volume and variable based billings.

•
Strategy and Analytics. Our Strategy and Analytics group consists of marketing strategists and data scientists who leverage industry knowledge and advanced analytics to assist our clients with identifying growth opportunities, addressing marketing data and technology needs, and adopting best practices. In addition, we help our clients identify and address their data privacy and governance requirements.

Strategy and Analytics revenue consists primarily of project-based fees.

•
Impact Email Platform and Services. Acxiom Impact™ provides email and cross-channel data-driven marketing solutions for enterprise marketers, including a proprietary marketing platform and agency services.

Acxiom Impact revenue consists of (1) volume-based fees for the use of the Impact email platform and (2) project-based and retainer-based fees for associated agency services.

Audience Solutions

Our Audience Solutions segment helps clients validate the accuracy of their data, enhance it with additional insight, and keep it up to date, enabling clients to reach desired audiences with highly relevant messages. Leveraging our recognition and data assets, clients can identify, segment, and differentiate their audiences for more effective marketing and superior customer experiences. Audience Solutions' offerings include InfoBase, our large consumer data store that serves as the basis for Acxiom's consumer demographics products, and AbiliTec, our patented identity resolution technology that assists our clients in reconciling and managing variations of customer identity over time and across multiple channels.

•
InfoBase. With more than 1,500 demographic, socio-economic and lifestyle data elements and several thousand predictive models, our InfoBase products provide marketers with the ability to identify and reach the right audience with the right message across both traditional and digital channels. Through partnerships with a wide range of online publishers and digital marketing platforms, including Facebook, Twitter, 4INFO, AOL, eBay, MSN, and Yahoo!, marketers can use InfoBase data to create and target specific audiences. For example, using InfoBase data available inside of Facebook's Custom Audiences tool, a local pet store can run a campaign targeting male pet-owners that live in zip code 94123. Similarly, a regional bank can leverage our data to create and target an audience of households with children that generate a certain annual income and live in Central Arkansas.

•	AbiliTec. As shown in the illustration below, AbiliTec helps brands recognize individuals and households using a number of different input variables and connects identities online and offline.

By identifying and linking multiple identifiers and data elements back to a persistent ID, our clients are able to create a single view of the customer, which allows them to perform more effective audience targeting and deliver better, more relevant customer experiences.

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

Connectivity

As shown in the illustration below, our Connectivity segment activates data and makes it portable across the open marketing ecosystem.

Through integrations with more than 300 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, thus helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We operate as an open connectivity layer enabling our clients to reach consumers across channels and measure the impact of marketing on sales.

Today, we offer two primary services through our LiveRamp Connect platform:

•
Data Onboarding. Data Onboarding enables clients to activate offline data for use across their preferred marketing platforms for display, search, video, mobile, site optimization, data management, attribution, and more. By activating data through a central hub that is automated, secure, and privacy-safe, brands are able to reduce the number of places they send personally identifiable information. Data files are securely imported, anonymized, matched to online or mobile devices and digital IDs, and distributed for use to any of the more than 300 partners in our network.

•
Customer Link. Customer Link helps clients tie together customer data in a privacy-safe way. Using the same infrastructure developed for Data Onboarding, we ingest data from a variety of sources, including campaign impression data from digital advertising platforms, website traffic, and purchase data, and tie it to anonymous links that represent a unique consumer. This enables our clients to create a unified view of online and offline customer activity that can be used to improve campaign performance.

Our Connectivity revenue consists primarily of recurring subscription fees paid by advertisers, and to a lesser extent, transactional revenue from certain digital publishers and addressable television providers in the form of revenue-sharing agreements.

Summary

Together, our products and services form the "power grid" for data, the critical foundation for people-based marketing that brands need to engage consumers across today's highly fragmented landscape of channels and devices.

We provide integrations with the largest number of marketing platforms and data providers in the digital marketing ecosystem, enabling our clients to innovate through their preferred choice of technology, data, and services providers. Our industry-leading recognition and data assets power best-in-class consumer identification and linking across channels and devices. And, our integrated services offering provides the expertise required to manage large sets of data legally, ethically, securely, and in a way that protects consumer privacy.

Summary Results and Notable Events

During fiscal 2016, the Company completed the sale of its ITO business to Charlesbank Capital Partners and M/C Partners. The business qualified for treatment as discontinued operations during fiscal 2016. Accordingly, the results of operations, cash flows, and the balance sheet amounts pertaining to ITO, for all periods reported, have been classified as discontinued operations in the consolidated financial statements.

At the closing of the transaction, the Company received total consideration of $131.0 million ($140.0 million stated sales price less closing adjustments and transaction costs of $9.0 million). The Company may also receive up to a maximum of $50 million in contingent payments in future periods through 2020 subject to certain conditions. Due to the uncertainty of contingent payments, income will be recorded upon receipt of payment as a component of income from discontinued operations. In addition, the Company has the right to participate in distributions of the divested entity above a defined amount. The Company reported a gain of $9.3 million on the sale which is included in earnings from discontinued operations, net of tax. The Company used $55.0 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company's existing credit agreement. The remaining proceeds from the sale were used to fund expansion of its common stock repurchase program and for general corporate purposes.

During fiscal 2015, the Company acquired all of the outstanding shares of LiveRamp, Inc. ("LiveRamp"), a leading service provider for onboarding customer data into digital marketing applications.  The Company has included the financial results of LiveRamp in the consolidated financial statements from the date of acquisition.  LiveRamp is included in the Connectivity segment.  Under the terms of the merger agreement, the Company paid $265.7 million, net of cash acquired, in cash for all outstanding LiveRamp shares.  The purchase price for the acquisition also included certain replacement stock options issued to LiveRamp employees resulting in an acquisition date total fair value of consideration transferred for LiveRamp of approximately $272.7 million.

During fiscal 2015, the Company completed the sale of its U.K. call center operation, 2Touch, to Parseq Ltd., a European business process outsourcing service provider.  The business qualified for treatment as discontinued operations during fiscal 2015.  Accordingly, the results of operations, cash flows, and the balance sheet amounts of 2Touch, for all periods reported, have been classified as discontinued operations in the consolidated financial statements.

A summary of the most recently completed fiscal year is presented below.

•	Revenues of $850.1 million, a 5.6% increase from $804.9 million in fiscal 2015.
•	Cost of revenue of $488.4 million, a 1.1% decrease from $494.0 million in fiscal 2015.
•	Gross margin increased to 42.5% from 38.6% in fiscal 2015.
•	Total operating expenses of $374.8 million, a 9.1% increase from $343.6 million in fiscal 2015.
•	Cost of revenue and operating expenses for fiscal 2016 and 2015 include the following items:
o	Non-cash stock compensation of $31.5 million and $28.3 million, respectively (cost of revenue and operating expenses)

o	Purchase intangible asset amortization of $15.5 million and $11.5 million, respectively (cost of revenue)
o	Accelerated amortization of $1.8 million and $4.3 million, respectively (cost of revenue)
o	Separation and transformation costs of $20.8 million and $31.3 million, respectively (operating expenses)
o	Restructuring charges, impairment and other adjustments of $19.0 million and $22.6 million, respectively (operating expenses)
•	Net loss from continuing operations of $8.6 million, a $17.9 million improvement from a loss of $26.5 million in fiscal 2015.
•	Net cash provided by operating activities of $113.6 million, an 85.9% increase from $61.1 million in fiscal 2015.
•	The Company acquired $52.8 million of its stock under the Company's common stock repurchase program.
•	The Company completed the sale of its ITO business.

The summary highlights significant events and transactions of the Company during the fiscal years ended March 31, 2016 and 2015.  However, this summary is not intended to be a full discussion of the Company's results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's consolidated financial statements and footnotes accompanying this report.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") as set forth in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC"). GAAP, as set forth within the ASC, requires management to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Note 1 to the accompanying consolidated financial statements includes a summary of significant accounting policies used in the preparation of Acxiom's consolidated financial statements. Of those policies, we have identified the following as the most critical because they are both important to the portrayal of the Company's financial condition and operating results, and they may require management to make judgments and estimates about inherently uncertain matters:

•	Revenue Recognition
•	Software, Purchased Software Licenses, and Research and Development Costs
•	Valuation of Goodwill
•	Restructuring
•	Accounting for Income Taxes

Revenue Recognition

The Company's policy follows the guidance from ASC 605, Revenue Recognition.

The Company provides marketing database services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database, and may include other products and services purchased at the same time, or within close proximity of one another (referred to as multiple element arrangements). Each element within a multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return related to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for purposes of allocation of the arrangement consideration and revenue recognition.

For our multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement's inception. The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available, or management's best estimate of stand-alone selling price (BESP).  In most cases, the Company has neither VSOE nor TPE and therefore uses BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting any specified performance conditions.

The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.  Management's BESP is determined by considering multiple factors including actual contractual selling prices when the item is sold on a stand-alone basis, as well as market conditions, competition, internal costs, profit objectives and pricing practices.  As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to BESP, or to the development of VSOE or TPE for individual products or services.  As a result, future revenue recognition for multiple-element arrangements could differ from recognition in the current period.  Our relative selling prices are analyzed on an annual basis or more frequently if we experience significant changes in selling prices.

Revenues are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and services; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. Where applicable, we reduce revenue for certain incentive programs where we have the ability to sufficiently estimate the effects of these items. In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue and the related costs for each element as delivered.  In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized for each element as delivered and no costs are deferred.

The Company evaluates its marketing database arrangements to determine whether the arrangement contains a lease.  If the arrangement is determined to contain a lease, applicable accounting standards require the Company to account for the lease component separately from the remaining components of the arrangement.  In cases where marketing database arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly.  These lease revenues are not significant to the Company's consolidated financial statements.

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

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company's revenue recognition policies.  Unbilled amounts included in accounts receivable were $14.3 million at March 31, 2016 and 2015, respectively.

Included in the Company's consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March 31, 2016 was $44.5 million and $33.6 million at March 31, 2015.

Software, Purchased Software Licenses, and Research and Development Costs

Costs of internally developed software are capitalized in accordance with ASC 350-40, Internal Use Software.

The standard generally requires that research and development costs incurred prior to the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once the application development stage has begun, costs are capitalized until the software is available for general release.

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years. The Company recorded amortization expense related to internally developed software of $30.7 million, $29.0 million, and $9.7 million for fiscal 2016, 2015 and 2014, respectively.  Of the amortization expense recorded in fiscal 2016 and 2015, $10.0 million and $7.5 million, respectively, relate to internally developed software acquired as part of the LiveRamp acquisition.  Amortization expense in fiscal 2016 and fiscal 2015 also included $1.8 million and $4.3 million, respectively, of accelerated amortization expense resulting from adjusting the remaining lives of certain capitalized software products as a result of the LiveRamp acquisition.

Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed five years.  The Company recorded amortization expense related to purchased software licenses of $3.8 million, $5.0 million and $4.0 million in 2016, 2015 and 2014, respectively.  Some of these licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization.

Capitalized software, including both purchased and internally developed, is reviewed when facts and circumstances indicate the carrying amount may not be recoverable and, if necessary, the Company reduces the carrying value of each product to its fair value.

Valuation of Goodwill
As discussed, during the first quarter of fiscal 2016, the Company changed its organizational structure which resulted in a change of operating segments and reporting units. During the third quarter of fiscal 2016, the Company further expanded its operating segments and reporting units. As a result, goodwill was reallocated to the new reporting units using a relative fair value approach.

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year in accordance with ASC 350, Intangibles—Goodwill and Other, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization. The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company's annual impairment test during the quarter ended June 30, 2015 indicated no potential impairment of its goodwill balances.

During the second quarter of fiscal 2016, a triggering event occurred which required the Company to test the recoverability of goodwill associated with its Brazil Marketing Services and Audience Solutions reporting unit.  The triggering event was the announced closure of the Company's Brazil operation.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in this unit for impairment.  The results of the impairment testing indicated complete impairment of the goodwill as well as impairment for certain other long-lived assets.  The amount of impairment was $0.7 million, of which $0.5 million was goodwill and $0.2 million related to other long-lived assets, primarily property and equipment.

During the third quarter of fiscal 2016, management determined that results for the APAC component were lower than had been projected in the previous goodwill test in part due to an economic slowdown in Asia. Management further determined that the failure of the APAC component to meet expectations, combined with the expectation that future projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test. The impairment test indicated a reduced fair value, but the fair value was still in excess of the carrying value resulting in no impairment.

During the fourth quarter of fiscal 2016, a triggering event occurred which required the Company to test the recoverability of goodwill associated with its APAC Marketing Services and Audience Solutions reporting units. The triggering event was the Company's decision to focus efforts in Australia exclusively on the Connectivity business; as a result, the Company plans to wind-down the Marketing Services and Audience Solutions operations in Australia. In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in these units for impairment. The results of the two-step test indicated complete impairment of the APAC Audience Solutions goodwill as well as impairment for certain other long-lived assets. The amount of impairment was $6.1 million, of which $5.4 million was goodwill and $0.7 million related to other long-lived assets, primarily property and equipment. The impairment test also indicated a reduced fair value for the APAC Marketing Services component, but the fair value was still in excess of the carrying value resulting in no impairment. Management believes that the estimated valuations it arrived at were reasonable and consistent with what other marketplace participants would use in valuing the APAC component. However, management cannot give any assurances that the values will not change in the future. For example, if the APAC projections are not achieved in the future or if there are strategic changes related to the reporting unit, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach. The Company continues to monitor potential triggering events including changes in the APAC business climate, the volatility of the APAC capital markets, and APAC operating performance and projections. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

In order to estimate the fair value for each of the components, management uses an income approach based on a discounted cash flow model together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

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

During fiscal 2015, we did not recognize any goodwill impairment losses.

During fiscal 2014, triggering events occurred which required the Company to test the recoverability of goodwill associated with its European reporting unit and its 2Touch reporting unit (which is now included in discontinued operations).  The triggering event was the initiation of a restructuring of the European unit.  The restructuring included exiting the analog paper survey business in Europe.  The triggering event related to 2Touch was a potential exit from that business.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in those units for impairment.  In the case of 2Touch, the step one fair value indicated that all of the goodwill and other long-lived assets were impaired.  Therefore there was no need to perform detailed step two calculations in order to conclude that all of the goodwill and other long-lived assets of this unit should be written off.  In the case of the European unit, the Company first tested certain data assets within the unit, and concluded that $4.6 million of these data assets were impaired and should be written off.  Then the Company performed step one of the two-step goodwill test, which indicated the goodwill was impaired.  Step two of the goodwill recoverability test required the Company to perform a hypothetical purchase price allocation, under which the estimated fair value was allocated to the unit's tangible and intangible assets based on their estimated fair values.  This hypothetical purchase price allocation indicated that all of the unit's goodwill should be written off.  The amount of impairment for the European unit was $25.0 million, of which $20.3 million was goodwill and $4.6 million related to data assets.  The amount of impairment for the 2Touch unit was $3.9 million, of which $3.0 million was goodwill and $0.9 million was other assets, primarily property and equipment.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's next annual impairment test will be performed during the first quarter of fiscal 2017.  The fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

Restructuring

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits.  Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The

Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation in order to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net income in the period any adjustment is recorded.

Income Taxes

The Company makes estimates and judgments in determining the provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to the tax provision in a subsequent period. The Company assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company increases the provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.  The Company believes that the deferred tax assets recorded on the consolidated balance sheets will be ultimately recovered. However, should a change occur in the Company's ability to recover its deferred tax assets, its tax provision would increase in the period in which the Company determined that the recovery was not likely.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process pursuant to ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained on audit, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes.

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

Results of Operations

A summary of selected financial information for each of the years in the three-year period ended March 31, 2016 is presented below (dollars in thousands, except per share amounts):
	2016	2015	2014	% Change 2016-2015	% Change 2015-2014
Revenues	$850,088	$804,911	$805,153	6%	(0%)
Cost of revenue	488,382	494,037	505,517	(1)	(2)
Gross profit	361,706	310,874	299,636	16	4
Operating expenses	374,769	343,558	298,079	9	15
Income (loss) from operations	(13,063)	(32,684)	1,557	60	(2,199)
Net loss from continuing operations	(8,648)	(26,542)	(17,340)	67	(53)
Diluted loss per share from continuing operations	$(0.11)	$(0.34)	$(0.23)	68	(48)

Revenues
The following table presents the Company's revenues by reporting segment for each of the years in the three-year period ended March 31, 2016 (dollars in thousands):
	2016	2015	2014	% Change 2016-2015	% Change 2015-2014
Revenues
Marketing Services	$449,772	$446,103	$465,572	1%	(4%)
Audience Solutions	297,846	303,836	325,932	(2)	(7)
Connectivity	102,470	54,972	13,649	86	303
Total revenues	$850,088	$804,911	$805,153	6%	(0%)

Total revenues were $850.1 million in fiscal 2016, a $45.2 million, or 5.6%, increase from fiscal 2015. Excluding the unfavorable impact of exchange rates ($8.1 million), total revenues increased 6.6%.

Total revenues were $804.9 million in fiscal 2015, a $0.2 million decrease, or flat, from fiscal 2014.  Excluding the unfavorable impact of exchange rates ($2.3 million), total revenues increased $2.1 million.

Marketing Services ("MS") revenue was $449.8 million in fiscal 2016, a $3.7 million, or 0.8%, increase compared to fiscal 2015. On a geographic basis, U.S. MS revenue increased $11.3 million, or 2.8%, from fiscal 2015, due to increases in new and existing client business offset by a few contract terminations. International MS revenue decreased $7.6 million, or 16.6%.  Excluding the unfavorable impact of exchange rates ($2.9 million), International MS revenue decreased $4.7 million, primarily due to contract and volume reductions in Europe ($2.9 million) and APAC ($1.8 million).  By line of business, increases in Marketing Database ($12.2 million) were offset by declines in Acxiom Impact ($7.8 million).  Marketing Database increases were primarily in the U.S. and were partially offset by reductions in APAC of $0.7 million. Acxiom Impact declines were primarily from lost contracts and volume reductions in the U.S. ($4.4 million), Europe ($2.0 million) and APAC ($1.5 million).

MS revenue was $446.1 million in fiscal 2015 a $19.5 million, or 4.2%, decrease compared to fiscal 2014. On a geographic basis, U.S. MS revenue decreased $18.3 million, or 4.4%, from fiscal 2014, due to contract terminations, partially offset by increases in new business and client upsell. International MS revenue decreased $1.1 million, or 2.4%.  Excluding the unfavorable impact of exchange rates ($0.1 million), International MS revenue decreased $1.0 million, primarily due to contract and volume reductions in APAC.

Audience Solutions ("AS") revenue was $297.8 million in fiscal 2016, a $6.0 million, or 2.0%, decrease compared to fiscal 2015. On a geographic basis, U.S. AS revenue increased $2.9 million, or 1.1%, from fiscal 2015, due to increases in new business and client upsell offset by a contract termination. International AS revenue decreased $8.9 million, or 20.4%.  International AS revenue was impacted by unfavorable exchange rates ($4.7 million) and the exit from the Europe transactional data business in fiscal year 2015 ($5.1 million).  By line of business, AS revenue increases in Digital Data through the publisher and digital partner network ($16.4 million) were offset by declines in Enrichment ($11.6 million) and Recognition ($10.0 million). Enrichment and Recognition revenue was impacted by the exit from the Europe business, unfavorable exchange rates, lower volumes in Australia and a terminated contract in the U.S.

AS revenue was $303.8 million in fiscal 2015, a $22.1 million, or 6.8%, decrease compared to fiscal 2014. On a geographic basis, U.S. AS revenue decreased $4.9 million, or 1.8%, from fiscal 2014, due to contract terminations offset partially by increases in new business and client upsell. International AS revenue decreased $17.2 million, or 28.3%.  International AS revenue was impacted by unfavorable exchange rates ($1.9 million) and the exit from the Europe transactional data business in fiscal year 2015.  By line of business, AS revenue increases in Digital Data through the publisher and digital partner network ($8.4 million) were offset by declines in Enrichment ($25.6 million) and Recognition ($5.0 million). Enrichment revenue was impacted by the unfavorable exchange rates, restructuring in Europe, lower volumes in Australia, and contract terminations. Recognition was impacted by lower volumes in the U.S and Australia.

Connectivity revenue was $102.5 million in fiscal 2016, a $47.5 million, or 86.4%, increase compared to fiscal 2015.  The increase was related to LiveRamp new customer additions, and a full year of LiveRamp operations in fiscal 2016 versus nine months in fiscal 2015. On a geographic basis, U.S. Connectivity revenue increased $46.8 million, or 96.6%, from fiscal 2015. International Connectivity revenue increased $0.7 million, or 10.3%.

Connectivity revenue was $55.0 million in fiscal 2015, a $41.3 million, or 302.7%, increase compared to fiscal 2014.  The increase was related to the LiveRamp acquisition in July 2014, and new customer additions since the acquisition. On a geographic basis, U.S. Connectivity revenue increased $39.5 million, or 443.3%, from fiscal 2014. International Connectivity revenue increased $1.8 million, or 37.8%.

Cost of revenue and Gross profit
The following table presents the Company's cost of revenue and gross profit for each of the years in the three-year period ended March 31, 2016 (dollars in thousands):
	2016	2015	2014	% Change 2016-2015	% Change 2015-2014
Cost of revenue	$488,382	$494,037	$505,517	(1%)	(2%)
Gross profit	361,706	310,874	299,636	16	4
Gross margin	42.5%	38.6%	37.2%	10%	4%

Cost of revenue: Includes all direct costs of sales such as data and other third party costs directly associated with revenue. Cost of revenue also includes operating expenses for each of the Company's operations functions such as client services, account management, agency, strategy and analytics, IT, data acquisition, and products operations. Finally, cost of revenue includes amortization of internally developed software.

As described in Note 1 – Significant Accounting Policies, the Company previously classified all account management functions (which include activities supporting existing client relationships and managing client service activities, as well as responsibilities for existing client contract extensions and up-sell) and all IT project management activities as cost of revenue.  As the Company is now disaggregating its operating results into more granular categories of costs, and as a result of activities during fiscal 2015 to clarify and segregate account management roles between those supporting existing client relationships and those focused on existing contract extensions and upsell and IT project management roles between client-facing and internal projects, certain costs are presented in a new category.  Account management costs supporting contract extension and upsell are now classified as sales and marketing, and internal IT project management costs are now classified as general and administrative.

Cost of revenue was $488.4 million in fiscal 2016, a $5.7 million, or 1.1%, decrease from fiscal 2015, and gross margin increased to 42.5% compared to 38.6% in the prior year. The gross margin increase is due to the Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 43.8% in fiscal 2016 from 39.0% in the prior year due to the Connectivity revenue increases and AS revenue growth and cost reductions. International gross margins decreased to 30.4% in fiscal 2016 from 35.5% in the prior year due to the revenue reductions in Europe and APAC, as well as recent Connectivity investments.

Cost of revenue was $494.4 million in fiscal 2015, an $11.5 million, or 2.3%, decrease from fiscal 2014, and gross margin increased to 38.6% compared to 37.2%.

Operating Expenses
The following table presents the Company's operating expenses for each of the years in the three-year period ended March 31, 2016 (dollars in thousands):

	2016	2015	2014	% Change 2016-2015	% Change 2015-2014
Research and development	$74,247	$74,201	$62,807	0%	18%
Sales and marketing	146,176	116,494	93,607	26	24
General and administrative	135,385	130,263	99,544	4	31
Impairment of goodwill and other	6,829	-	24,953	-	-
Gains, losses and other items, net	12,132	22,600	17,168	(46)	32
Total operating expenses	$374,769	$343,558	$298,079	9%	15%

Research and development ("R&D"): Includes operating expenses for the Company's engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $74.2 million in fiscal 2016, or flat compared to fiscal 2015, and is 8.7% of total revenues compared to 9.2% in fiscal 2015. The net change includes cost savings realized by the combination of the LiveRamp and AOS development teams offset partially by additional investment in AS R&D of approximately $9.0 million.

R&D expenses were $74.2 million in fiscal 2015, an increase of $11.4 million, or 18.1%, compared to fiscal 2014, and is 9.2% of total revenues compared to 7.8% in fiscal 2014. The increase is due to the acquisition of LiveRamp during fiscal 2015.

Sales and marketing ("S&M"): Includes operating expenses for the Company's sales, marketing, and product marketing functions.

As described in Note 1 – Significant Accounting Policies, the Company previously classified all account management functions (which include activities supporting existing client relationships and managing client service activities, as well as responsibilities for existing client contract extensions and up-sell) and all IT project management activities as cost of revenue.  As the Company is now disaggregating its operating results into more granular categories of costs, and as a result of activities during fiscal 2015 to clarify and segregate account management roles between those supporting existing client relationships and those focused on existing contract extensions and upsell and IT project management roles between client-facing and internal projects, certain costs are presented in a new category.  Account management costs supporting contract extension and upsell are now classified as sales and marketing.

S&M expenses were $146.2 million in fiscal 2016, an increase of $29.7 million, or 25.5%, compared to fiscal 2015, and is 17.2% of total revenues compared to 14.5% in fiscal 2015. The increase is due to headcount investments in U.S. Connectivity and AS sales, the full year impact of the LiveRamp acquisition, as well as higher incentive compensation costs from increased revenue. These increases were partially offset by reductions in International operations, partially due to exchange rates.

S&M expenses were $116.5 million in fiscal 2015, an increase of $22.9 million, or 24.5%, compared to fiscal 2014.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $135.4 million in fiscal 2016, an increase of $5.1 million, or 3.9%, compared to fiscal 2015, and is 15.9% of total revenues compared to 16.2% in fiscal 2015. The increase is due to higher incentive compensation levels, higher legal and third party fees, and increased facility costs with new offices, offset partially from cost savings primarily in corporate information technology as well as lower separation and transformation costs.

G&A expenses were $130.3 million in fiscal 2015, an increase of $30.7 million, or 30.9%, compared to fiscal 2014, and is 16.2% of total revenues compared to 12.4% in fiscal 2014.  The increase is primarily due to a $25.0 million increase in business separation activities and transformation costs related to separation of the former Marketing and Data Services business from ITO.

Impairment of goodwill and other: Represents the amount of impairment related to goodwill and other related long-lived assets.

Impairment of goodwill and other was $6.8 million in fiscal 2016, representing the impairment of APAC AS ($6.1 million) and Brazil MS and AS ($0.7 million). There was no impairment in fiscal 2015. Impairment of goodwill and other was $25.0 million in fiscal 2014, representing the impairment of the former European Marketing and Data Services unit.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $12.1 million in fiscal 2016 decreased $10.5 million, or 46.3%, compared to fiscal 2015.  The fiscal 2016 amount included severance and other associate-related charges of $8.6 million for the termination of associates in the U.S., Europe, Brazil and Australia, $3.0 million related to lease restructurings, and the write off of leasehold improvements $0.4 million.

Gains, losses and other items, net of $22.6 million in fiscal 2015 increased $5.4 million, or 31.6%, compared to fiscal 2014. The fiscal 2015 amount included severance and other associate-related charges of $13.3 million for the termination of associates in the U.S., Europe, Australia and China, $6.5 million related to lease restructurings, and the write-off of leasehold improvements of $2.0 million.

The following table summarizes the restructuring activity included in gains, losses and other items, net in the consolidated statements of operations for the fiscal years ended March 31, 2016, 2015 and 2014 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2013	$3,689	$2,791	$6,480
Restructuring charges and adjustments	12,910	56	12,966
Payments	(10,057)	(1,334)	(11,391)
March 31, 2014	$6,542	$1,513	$8,055
Restructuring charges and adjustments	13,284	6,500	19,784
Payments	(12,615)	(2,785)	(15,400)
March 31, 2015	$7,211	$5,228	$12,439
Restructuring charges and adjustments	8,630	3,002	11,632
Payments	(12,986)	(4,706)	(17,692)
March 31, 2016	$2,855	$3,524	$6,379

Income (Loss) from Operations and Profit (Loss) Margins
The following table presents the Company's income (loss) from operations and margin by segment for each of the years in the three-year period ended March 31, 2016 (dollars in thousands):
	2016	2015	2014
Operating income (loss) and margin: Marketing Services	$74,371	$81,247	$83,771
	16.5%	18.2%	18.0%
Audience Solutions	109,598	115,078	119,950
	36.8%	37.9%	36.8%
Connectivity	(3,298)	(40,069)	(46,767)
	(3.2%)	(72.9%)	(342.6%)
Less: Corporate	127,844	126,570	99,818
Gains, losses and other items, net	12,132	22,600	17,168
Impairment of goodwill and other	6,829	-	24,953
Purchased intangible asset amortization	15,466	11,454	252
Non-cash stock compensation	31,463	28,316	13,206
Income (loss) from operations	$(13,063)	$(32,684)	$1,557
Total operating margin	(1.5%)	(4.1%)	0.2%

Loss from operations was $13.1 million in fiscal 2016 compared to a loss of $32.7 million in fiscal 2015. Operating margin was a negative 1.5% compared to a negative 4.1%. The decrease in loss from operations of $19.6 million and the improvement in operating margin of 260 basis points was due primarily to improving Connectivity profitability.

Loss from operations was $32.7 million in fiscal 2015 compared to income from operations of $1.6 million in fiscal 2014. Operating margin was a negative 4.1% compared to a positive 0.2%. The increase in loss from operations of $34.4 million was due primarily to a $25.0 million increase in business separation activities and transformation costs related to separation of the former Marketing and Data Services business from ITO and higher intangible amortization and non-cash compensation associated with the LiveRamp acquisition, offset by lower goodwill impairment costs.

MS income from operations was $74.4 million, a 16.5% margin, in fiscal 2016 compared to $81.2 million, an 18.2% margin, in fiscal 2015.  U.S. margins decreased to 17.7% in the current period from 19.2% due to higher variable compensation. International margins decreased to 3.7% from 9.6% due to lower performance in Europe and APAC.

MS income from operations was $81.2 million, an 18.2% margin, in fiscal 2015 compared to $83.8 million, an 18.0% margin, in fiscal 2014.  U.S. margins increased to 19.2% in fiscal 2015 from 19.1% due to lower variable compensation offset partially by ongoing R&D investments. International margins increased to 9.6% from 6.6% due to S&M cost reductions.

AS income from operations was $109.6 million, a 36.8% margin, in fiscal 2016 compared to $115.1 million, a 37.9% margin, in fiscal 2015. U.S. margins decreased to 40.1% in the current period from 43.4% due to ongoing R&D and S&M investments. International margins increased to 11.6% from 4.9% due to S&M cost reductions.

AS income from operations was $115.1 million, a 37.9% margin, in fiscal 2015 compared to $120.0 million, a 36.8% margin, in fiscal 2014. U.S. margins decreased to 43.4% in fiscal 2015 from 44.0% due to ongoing S&M investments. International margins decreased to 4.9% from 6.2% due to lower revenue.

Connectivity loss from operations was $3.3 million, a negative 3.2% margin, in fiscal 2016 compared to a loss of $40.1 million, a negative 72.9% margin, in fiscal 2015. The improvement is due to revenue from new customers and upsell to existing customers and cost savings realized by the combination of the LiveRamp and AOS development teams.

Connectivity loss from operations was $40.1 million, a negative 72.9% margin, in fiscal 2015 compared to a loss of $46.8 million, a negative 342.6% margin, in fiscal 2014. The improvement is due to revenue from new customers and upsell to existing customers due to the acquisition of LiveRamp during fiscal 2015.

Other Income (Expense), Income Taxes and Other Items
Interest expense was $7.7 million in fiscal 2016, or flat compared to fiscal 2015.  On July 31, 2015, the Company used $55.0 million of proceeds from the ITO disposition to repay outstanding Company indebtedness as required by the Company's existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business. Allocated interest expense was $0.4 million in fiscal 2016 and $1.3 million in fiscal 2015. Including this allocated interest, total interest expense was $8.1 million in fiscal 2016 and $9.0 million in fiscal 2015. The decrease is due primarily to the reduction in the term loan balance.

Interest expense was $7.7 million in fiscal 2015, a decrease of $1.0 million from $8.7 million in fiscal 2014.  The decrease primarily results from lower interest on capital leases and other borrowings.  Interest expense on the Company's term loan also decreased from the prior fiscal year.

Other income was $0.5 million in fiscal 2016 compared to other expense of $1.0 million in fiscal 2015 and other income of $1.8 million in fiscal 2014.  Other, net primarily consists of foreign currency transaction gains and losses, and interest and investment income.  In addition, during fiscal 2014, the Company recorded a $2.6 million gain from its investment in a real estate joint venture and $0.7 million in accelerated deferred debt costs as a result of refinancing its term loan agreement.

The fiscal 2016 effective tax rate was 57.4%.  Fiscal 2016 included a net $3.6 million tax benefit related to the release of a deferred tax valuation allowance in a certain foreign jurisdiction. Fiscal 2016 also included a net $4.0 million income tax benefit related to research and development tax credits. In addition, non-deductible stock compensation, primarily related to incentive stock options issued in connection with the LiveRamp acquisition, had a $1.9 million impact on tax expense.

The fiscal 2015 effective tax rate was 35.8%.  Fiscal 2015 included a net $3.1 million income tax benefit principally related to new state research and development tax credits which were partially offset by other state deferred tax activity.  In addition, non-deductible incentive stock options issued in connection with the LiveRamp acquisition had a $2.3 million impact on tax expense.

The fiscal 2014 effective tax rate was -227.2%.  Fiscal 2014 income taxes included $7.6 million of expense related to increasing valuation allowances for net operating loss carryforwards and deferred tax assets in France and the UK, offset by a $3.1 million income tax reserve adjustment resulting from expiration of certain statutes of limitations.  The fiscal 2014 effective tax rate was also negatively impacted by non-deductible goodwill impairment charges.

All three fiscal period tax rates were impacted by losses in foreign jurisdictions.  The Company does not record the tax benefit of certain of those losses due to uncertainty of future benefit.

Losses attributable to noncontrolling interest include the noncontrolling interest in the Company's Brazilian subsidiary.  During fiscal 2014, the Company acquired the remaining noncontrolling interest in Acxiom Brazil.

Discontinued operations
In fiscal 2016, the Company completed the sale of its ITO operations.  As a result, the ITO business qualified for treatment as discontinued operations.  The results of operations, cash flows, and the balance sheet amounts pertaining to ITO have been classified as discontinued operations in the consolidated financial statements.

Summary results of operations of ITO for the fiscal years ended March 31, 2016, 2015 and 2014 are segregated and included in earnings from discontinued operations, net of tax, in the Company's consolidated statements of operations and are as follows (dollars in thousands):

	2016	2015	2014
Revenues	$69,410	$215,148	$257,125

Earnings from discontinued operations before income taxes	$10,050	$29,368	$45,919
Gain on sale of discontinued operations before income taxes	9,349	-	-
Income taxes	3,598	11,973	17,587
Earnings from discontinued operations, net of tax	$15,801	$17,395	$28,332

In fiscal 2015, the Company completed the sale of its U.K. call center operation, 2Touch.  As a result, the 2Touch business qualified for treatment as discontinued operations.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the consolidated financial statements.

Summary results of operations of 2Touch for the fiscal years ended March 31, 2016, 2015 and 2014 are segregated and included in earnings from discontinued operations, net of tax, in the Company's consolidated statements of operations and are as follows (dollars in thousands):

	2016	2015	2014
Revenues	$-	$8,484	$35,267

Earnings (loss) from discontinued operations before income taxes	$(450)	$4	$(2,189)
Loss on sale of discontinued operations before income taxes	-	(1,888)	-
Income taxes	-	-	-
Loss from discontinued operations, net of tax	$(450)	$(1,884)	$(2,189)

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at March 31, 2016 totaled $152.0 million, a $75.6 million decrease when compared to $227.6 million at March 31, 2015, due primarily to the impact of the disposition of ITO. $55.0 million of the proceeds from the sale of ITO were used to reduce long-term debt. Excluding the net assets of ITO at March 31, 2015 of $114.9 million, working capital increased $39.2 million.

The Company's cash is primarily located in the United States.  Approximately $16.7 million of the total cash balance of $189.6 million, or approximately 8.8%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 56 days at March 31, 2016 and March 31, 2015, respectively, and is calculated as follows (dollars in thousands):

	March 31, 2016	March 31, 2015
Numerator – trade accounts receivable, net	$138,650	$126,896
Denominator:
Quarter revenue	224,655	205,734
Number of days in quarter	91	90
Average daily revenue	$2,469	$2,286
Days sales outstanding	56	56

Net cash provided by operating activities was $113.6 million in fiscal 2016 compared to $61.1 million and $95.8 million in fiscal 2015 and 2014, respectively.  The $52.5 million increase in fiscal 2016 resulted primarily from a decrease in net loss from continuing operations ($17.7 million) and the net increase in working capital. The $34.7 million decrease in fiscal 2015 primarily results from lower net earnings related to increased business separation, transformation, and restructuring costs and the impact of unfavorable working capital changes.

Investing activities used cash of $69.2 million in fiscal 2016 compared to $343.1 million and $54.9 million in fiscal 2015 and 2014, respectively. The primary decrease for fiscal 2016 compared to fiscal 2015 relates to net cash paid in acquisitions: $5.4 million for certain addressable television net assets of Allant in fiscal 2016 compared to $265.7 million for LiveRamp in fiscal 2015. Fiscal 2016 investing activities in addition to the net cash paid in acquisitions consisted of capital expenditures of $47.4 million, capitalization of software of $14.9 million and $1.6 million of data acquisition costs. The primary decrease for fiscal 2015 compared to fiscal 2014 relates to the net cash paid of $265.7 million for LiveRamp in fiscal 2015. Fiscal 2015 investing activities in addition to the net cash paid in acquisitions consisted of capital expenditures of $57.0 million, capitalization of software of $18.6 million and $1.9 million of data acquisition costs.

Under the Company's common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016. During fiscal year ended March 31, 2016, the Company repurchased 2.6 million shares of its common stock for $52.8 million.  During the fiscal year ended March 31, 2015, the Company repurchased 0.5 million shares of its common stock for $9.9 million.  During the fiscal year ended March 31, 2014, the Company repurchased 2.0 million shares of its common stock for $52.7 million.  Through March 31, 2016, the Company has repurchased 15.5 million shares of its stock for $255.2 million, leaving remaining capacity of $44.8 million under the stock repurchase program. Cash paid for acquisition of treasury stock in the consolidated statements of cash flows may differ from the aggregate purchase price due to trades made during one fiscal period that settle in a different period.

Financing activities used cash of $126.0 million in fiscal 2016. Fiscal 2016 financing activities included $10.4 million in proceeds from the sale of common stock and $3.6 million excess tax benefits from stock-based compensation, offset by $87.2 million in payments of debt, including the $55.0 million prepayment as a result of the ITO sale, and $52.8 million to acquire treasury stock. Financing activities used $26.8 million of cash in fiscal 2015. Fiscal 2015 financing activities included $5.0 million in proceeds from the sale of common stock and $4.6 million excess tax benefits from stock-based compensation, offset by $26.6 million in payments of debt and $9.9 million to acquire treasury stock.  Financing activities provided $103.0 million of cash in fiscal 2014. In fiscal 2014, the Company refinanced its term loan resulting in proceeds, net of fees, of $80.6 million. Fiscal 2014 financing activities also included $80.5 million in proceeds from the sale of common stock and $11.3 million excess tax benefits from stock-based compensation, offset by payments of debt of $16.2 million (excluding the $215.0 million prepayment of debt under the term loan refinancing) and $52.7 million to acquire treasury stock.

Net cash provided by discontinued operations was $130.6 million in fiscal 2016, primarily from net cash received of $130.2 million for the sale of ITO. Discontinued operations provided $32.8 million and $51.1 million in fiscal years 2015 and 2014, respectively.

Credit and Debt Facilities
The Company's amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan is payable in quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $106.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At March 31, 2016, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at March 31, 2016 or March 31, 2015.  The weighted-average interest rate on term loan borrowings at March 31, 2016 was 2.68%.  Outstanding letters of credit at March 31, 2016 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2016, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company's ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition that occurred on July 31, 2015 (See Note 4 – Discontinued Operations).  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases are limited to no more than $100 million depending on the Company's leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase rights and limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company used $55.0 million of proceeds from the ITO disposition to repay outstanding Company indebtedness as required by the Company's existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense was $0.4 million, $1.3 million, and $1.7 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2016 was 0.63%.  The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended March 31, 2016.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of March 31, 2016, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.1 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2016.

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

Off-Balance Sheet Items and Commitments
In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At March 31, 2016 the Company's maximum potential future payments under this guarantee were $0.5 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company's revolving credit facility, were $2.1 million at March 31, 2016 and 2015, respectively.

Contractual Commitments
The following table presents Acxiom's contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2016 (dollars in thousands).  The table does not include the future payment of liabilities related to uncertain tax positions of $3.2 million or the future payment, if any, against the Company's non-current interest rate swap liability of $0.1 million as the Company is not able to predict the periods in which these payments will be made (dollars in thousands):

	For the years ending March 31
	2017	2018	2019	2020	2021	Thereafter	Total
Term loan	$30,000	$37,500	$117,500	$-	$-	$-	$185,000
Other debt and long-term liabilities	2,243	2,320	1,583	1,362	348	-	7,856
Total long-term debt and capital leases	32,243	39,820	119,083	1,362	348	-	192,856
Operating lease payments	15,512	12,626	11,056	10,076	9,576	24,618	83,464
Total contractual cash obligations	$47,755	$52,446	$130,139	$11,438	$9,924	$24,618	$276,320

	For the years ending March 31
	2017	2018	2019	2020	2021	Thereafter	Total
Total purchase commitments	$40,623	$18,633	$15,586	$14,462	$7,595	$-	$96,899

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases may be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates interest payments on debt and capital leases for fiscal 2017 of $7.9 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2017 (dollars in thousands):

Lease guarantee	$511
Outstanding letters of credit	2,138
Surety bonds	405

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see "Risk Factors" contained in Part I, Item 1A, of this Annual Report.

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

Seasonality and Inflation

Although we cannot accurately determine the amounts attributable to inflation, we are affected by inflation through increased compensation costs and other operating expenses.  If inflation were to increase over the low levels of recent years, the impact in the short run would be to cause increases in costs, which we would attempt to pass on to clients, although there is no assurance that we would be able to do so.  Generally, the effects of inflation in recent years have been offset by technological advances, economies of scale and other operational efficiencies.

Our traditional direct marketing operations typically experience their lowest revenue in the first quarter of the fiscal year, with higher revenue in the second, third, and fourth quarters.  In order to minimize the impact of these fluctuations, we continue to seek long-term arrangements with more predictable revenues.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Germany, Poland, Australia, and China.   Most of our exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company's revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  Exchange rate movements of foreign currencies may have an impact on our future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Recent Accounting Pronouncements –

See "Adoption of New Accounting Standards" and "Recent Accounting Pronouncements" under Note 1, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during fiscal 2016 and 2015.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2016.  In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management's assessment and those criteria, the Company's management determined that the Company's internal control over financial reporting was effective as of March 31, 2016.

KPMG LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an attestation report, appearing on the following page, regarding its assessment of the Company's internal control over financial reporting as of March 31, 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Acxiom Corporation:
We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries (the Company) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2016. We also have audited Acxiom Corporation's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acxiom Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

KPMG LLP
Dallas, Texas
 May 27, 2016

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND 2015
(Dollars in thousands)
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$189,629	$141,010
Trade accounts receivable, net	138,650	126,896
Refundable income taxes	9,834	5,239
Restricted cash held in escrow	-	31,000
Other current assets	37,897	34,975
Assets from discontinued operations	-	172,284
Total current assets	376,010	511,404
Property and equipment, net of accumulated depreciation and amortization	183,043	176,254
Software, net of accumulated amortization of $286,387 in 2016 and $258,185 in 2015	55,735	68,962
Goodwill	492,745	497,362
Purchased software licenses, net of accumulated amortization of $98,222 in 2016 and $89,955 in 2015	10,116	9,551
Deferred income taxes	6,885	381
Other assets, net	25,315	30,173
	$1,149,849	$1,294,087
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$32,243	$32,232
Trade accounts payable	37,717	30,094
Accrued expenses
Payroll	61,309	36,659
Other	48,254	62,754
Acquisition escrow payable	-	31,000
Deferred revenue	44,477	33,620
Liabilities from discontinued operations	-	57,433
Total current liabilities	224,000	283,792
Long-term debt	157,897	244,753
Deferred income taxes	53,964	55,440
Other liabilities	15,020	6,845
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 130.4 million and 127.9 million shares at March 31, 2016 and 2015, respectively)	13,039	12,794
Additional paid-in capital	1,082,220	1,034,526
Retained earnings	598,501	591,798
Accumulated other comprehensive income	8,590	9,413
Treasury stock, at cost (53.0 million and 50.1 million shares at March 31, 2016 and 2015, respectively)	(1,003,382)	(945,274)
Total equity	698,968	703,257
	$1,149,849	$1,294,087
See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2016, 2015 AND 2014
(Dollars in thousands, except per share amounts)

	2016	2015	2014

Revenues	$850,088	$804,911	$805,153
Cost of revenue	488,382	494,037	505,517
Gross profit	361,706	310,874	299,636
Operating expenses:
Research and development	74,247	74,201	62,807
Sales and marketing	146,176	116,494	93,607
General and administrative	135,385	130,263	99,544
Impairment of goodwill and other assets	6,829	-	24,953
Gains, losses and other items, net	12,132	22,600	17,168
Total operating expenses	374,769	343,558	298,079
Income (loss) from operations	(13,063)	(32,684)	1,557
Other income (expense):
Interest expense	(7,669)	(7,672)	(8,671)
Other, net	452	(991)	1,814
Total other expense	(7,217)	(8,663)	(6,857)
Loss from continuing operations before income taxes	(20,280)	(41,347)	(5,300)
Income taxes	(11,632)	(14,805)	12,040
Net loss from continuing operations	(8,648)	(26,542)	(17,340)
Earnings from discontinued operations, net of tax	15,351	15,511	26,143
Net earnings (loss)	6,703	(11,031)	8,803
Less: Net loss attributable to noncontrolling interest	-	-	(60)

Net earnings (loss) attributable to Acxiom	$6,703	$(11,031)	$8,863
Basic earnings (loss) per share:
Net loss from continuing operations	$(0.11)	$(0.34)	$(0.23)
Net earnings from discontinued operations	0.20	0.20	0.35
Net earnings (loss)	$0.09	$(0.14)	$0.12

Net earnings (loss) attributable to Acxiom stockholders	$0.09	$(0.14)	$0.12

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.11)	$(0.34)	$(0.23)
Net earnings from discontinued operations	0.20	0.20	0.35
Net earnings (loss)	$0.09	$(0.14)	$0.12

Net earnings (loss) attributable to Acxiom stockholders	$0.09	$(0.14)	$0.12

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2016, 2015 AND 2014
(Dollars in thousands)

	2016	2015	2014

Net earnings (loss)	$6,703	$(11,031)	$8,803
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(907)	(4,074)	1,511
Unrealized gain (loss) on interest rate swap	84	(175)	728
Other comprehensive income (loss)	(823)	(4,249)	2,239
Comprehensive income (loss)	5,880	(15,280)	11,042
Less: Comprehensive loss attributable to noncontrolling interest	-	-	(60)
Comprehensive income (loss) attributable to Acxiom stockholders	$5,880	$(15,280)	$11,102

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2016, 2015 AND 2014
 (Dollars in thousands)

	Common Stock		Additional		Accumulated other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2013	121,342,916	$12,134	$885,184	$593,966	$11,423	(47,825,035)	$(882,959)	$(380)	$619,368
Employee stock awards, benefit plans and other issuances	4,018,507	402	84,422	-	-	(155,089)	(4,334)	-	80,490
Tax impact of stock options, warrants and restricted stock	-	-	11,295	-	-	-	-	-	11,295
Non-cash share-based compensation from continuing operations	-	-	13,206	-	-	-	-	-	13,206
Non-cash share-based compensation from discontinued operations	-	-	719	-	-	-	-	-	719
Restricted stock units vested	482,185	48	(48)	-	-	-	-	-	-
Warrant exercises	-	-	(11,753)	-	-	769,927	11,753	-	-
Acquisition of treasury stock	-	-	-	-	-	(1,993,310)	(52,663)	-	(52,663)
Acquisition of noncontrolling interest	-	-	(1,040)	-	-	-	-	440	(600)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	1,511	-	-	-	1,511
Unrealized gain on interest rate swap	-	-	-	-	728	-	-	-	728
Net earnings (loss)	-	-	-	8,863	-	-	-	(60)	8,803
Balances at March 31, 2014	125,843,608	$12,584	$981,985	$602,829	$13,662	(49,203,507)	$(928,203)	$-	$682,857
Employee stock awards, benefit plans and other issuances	1,028,524	103	12,153	-	-	(370,299)	(7,217)	-	5,039
Tax impact of stock options, warrants and restricted stock	-	-	4,645	-	-	-	-	-	4,645
Non-cash share-based compensation from continuing operations	33,693	4	28,298	-	-	-	14	-	28,316
Non-cash share-based compensation from discontinued operations	-	-	570	-	-	-	-	-	570
Restricted stock units vested	1,032,972	103	(103)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(528,918)	(9,868)	-	(9,868)
LiveRamp replacement stock options	-	-	6,978	-	-	-	-	-	6,978
Comprehensive loss:
Foreign currency translation	-	-	-	-	(4,074)	-	-	-	(4,074)
Unrealized gain on interest rate swap	-	-	-	-	(175)	-	-	-	(175)
Net loss	-	-	-	(11,031)	-	-	-	-	(11,031)
Balances at March 31, 2015	127,938,797	$12,794	$1,034,526	$591,798	$9,413	(50,102,724)	$(945,274)	$-	$703,257

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
YEARS ENDED MARCH 31, 2016, 2015 AND 2014
 (Dollars in thousands)

	Common Stock		Additional		Accumulated other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Noncontrolling	Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Interest	Equity
Balances at March 31, 2015	127,938,797	$12,794	$1,034,526	$591,798	$9,413	(50,102,724)	$(945,274)	$-	$703,257
Employee stock awards, benefit plans and other issuances	1,338,663	134	15,627	-	-	(294,522)	(5,344)	-	10,417
Tax impact of stock options, warrants and restricted stock	-	-	(293)	-	-	-	-	-	(293)
Non-cash share-based compensation from continuing operations	61,464	6	31,457	-	-	-	-	-	31,463
Non-cash share-based compensation from discontinued operations	-	-	1,008	-	-	-	-	-	1,008
Restricted stock units vested	1,051,182	105	(105)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(2,633,436)	(52,764)	-	(52,764)
Comprehensive income (loss):
Foreign currency translation	-	-	-	-	(907)	-	-	-	(907)
Unrealized gain on interest rate swap	-	-	-	-	84	-	-	-	84
Net earnings	-	-	-	6,703	-	-	-	-	6,703
Balances at March 31, 2016	130,390,106	$13,039	$1,082,220	$598,501	$8,590	(53,030,682)	$(1,003,382)	$-	$698,968

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2016, 2015 AND 2014
(Dollars in thousands)

	2016	2015	2014

Cash flows from operating activities:
Net earnings (loss)	$6,703	$(11,031)	$8,803
Earnings from discontinued operations, net of tax	(15,351)	(15,511)	(26,143)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	85,463	80,447	56,900
Loss (gain) on disposal of assets	232	1,700	(2,591)
Loss on early extinguishment of debt	-	-	664
Impairment of goodwill and other assets	6,829	-	24,953
Deferred income taxes	(11,664)	(4,965)	10,935
Non-cash stock-based compensation expense	31,463	28,316	13,206
Changes in operating assets and liabilities:
Accounts receivable, net	(13,014)	3,744	(2,797)
Other assets	(13,632)	12,867	(9,054)
Accounts payable and other liabilities	25,529	(28,129)	14,369
Deferred revenue	11,084	(6,307)	6,541
Net cash provided by operating activities	113,642	61,131	95,786
Cash flows from investing activities:
Capitalized software development costs	(14,880)	(18,587)	(24,517)
Capital expenditures	(47,423)	(56,952)	(25,951)
Receipts from investments	-	-	3,823
Data acquisition costs	(1,553)	(1,871)	(7,745)
Net cash paid in acquisitions	(5,386)	(265,672)	(500)
Net cash used in investing activities	(69,242)	(343,082)	(54,890)
Cash flows from financing activities:
Proceeds from debt	-	-	300,000
Payments of debt	(87,231)	(26,601)	(231,151)
Fees for debt refinancing	-	-	(4,370)
Acquisition of noncontrolling interest	-	-	(600)
Acquisition of treasury stock	(52,764)	(9,868)	(52,663)
Sale of common stock, net of stock acquired for withholding taxes	10,417	5,039	80,490
Excess tax benefits from stock-based compensation	3,551	4,645	11,295
Net cash provided by (used in) financing activities	(126,027)	(26,785)	103,001
Net cash provided by (used in) continuing operations	(81,627)	(308,736)	143,897

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED MARCH 31, 2016, 2015 AND 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from discontinued operations:
Net cash provided by operating activities	6,323	43,853	69,190
Net cash provided by (used in) investing activities	124,506	(9,254)	(13,347)
Net cash used in investing activities	(206)	(1,820)	(4,744)
Net cash provided by discontinued operations	130,623	32,779	51,099
Net cash provided by (used in) continuing and discontinued operations	48,996	(275,957)	194,996
Effect of exchange rate changes on cash	(377)	(1,619)	616
Net change in cash and cash equivalents	48,619	(277,576)	195,612
Cash and cash equivalents at beginning of period	141,010	418,586	222,974
Cash and cash equivalents at end of period	$189,629	$141,010	$418,586

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$8,145	$8,673	$11,762
Income taxes	6,100	(3,845)	21,702
Payments on capital leases and installment payment arrangements	269	3,823	8,379
Prepayment of debt	55,000	-	215,000
Other debt payments	32,168	24,598	12,516

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

Acxiom is a global technology and enablement services company with a vision to power a world where all marketing is relevant. We provide the data foundation for the world's best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omni-channel customer experiences.

Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol "ACXM." We serve a global client base from locations in the United States, Europe, and the Asia-Pacific ("APAC") region. Our client list includes more than 3,000 of the world's largest and best known brands across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

Basis of Presentation and Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission.

Use of Estimates -

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP.  Estimates are used in determining, among other items, the fair value of acquired assets and assumed liabilities, estimated selling price in certain revenue arrangements, projected cash flows associated with recoverability of assets, restructuring and impairment accruals, litigation and facilities lease loss accruals, amortization of software development costs, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions. Actual results could differ from those estimates.

Discontinued Operations -

Discontinued operations comprise those activities that have been disposed of during the period or which have been classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. In fiscal 2016, the Company sold its IT Infrastructure Management business ("ITO") and began reporting the results of operations, cash flows and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the consolidated financial statements.  In fiscal 2015, Acxiom identified its U.K. call center operation, 2Touch, as a component of the Company that is reported as discontinued operations as a result of its disposal. Refer to Note 4, Discontinued Operations, for more information.

Unless otherwise indicated, information in the notes to the consolidated financial statements relates to continuing operations.

Reclassifications -

During the quarter ended June 30, 2015, the Company reviewed its classification of expenses in its statement of operations and made several changes in an effort to bring added transparency to its reporting. As a result of this review, the Company made several changes to the way it classifies operating expenses.  Expenses for prior periods have been reclassified to conform to the current-year presentation. The reclassifications had no effect on loss from operations, income (loss) from continuing operations before income taxes, or net earnings (loss). The following is a summary of the reclassifications:

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Additional categories of operating costs and expenses in the Consolidated Statements of Operations:  The Company has segregated research and development costs previously reported as a component of cost of revenue and has separated selling, general and administrative into sales and marketing and general and administrative.  In addition, the Company added a gross profit subtotal to its Consolidated Statements of Operations.

Reclassification of operating costs and expenses:  The Company previously classified all account management functions (which include activities supporting existing client relationships and managing client service activities, as well as responsibilities for existing client contract extensions and up-sell) and all IT project management activities as cost of revenue.  As the Company is now disaggregating its operating results into more granular categories of costs, and as a result of activities during fiscal 2015 to clarify and segregate account management roles between those supporting existing client relationships and those focused on existing contract extensions and upsell and IT project management roles between client-facing and internal projects, certain costs are presented in a new category.  Costs supporting contract extension and upsell are now classified as sales and marketing, and internal IT project management costs are now classified as general and administrative.  Accordingly, prior years' amounts have been reclassified to conform to the current presentation.

After the reclassifications, operating costs and expenses are now classified in the following categories in the Consolidated Statements of Operations:

•
Cost of revenue includes all direct costs of sales such as data and other third party costs directly associated with revenue.  Cost of revenue also includes operating expenses for each of the Company's operations functions such as client services, account management, agency, strategy and analytics, IT, data acquisition, and product operations.  Finally, cost of revenue includes amortization of internally developed software.

•
Research and development includes operating expenses for the Company's engineering and product/project management functions supporting research, new development, and related product enhancement. This definition expanded research and development expenses, resulting in an increase in our previously disclosed research and development expenses of $20.3 million in fiscal 2015 and $23.6 million in fiscal 2014.

•	Sales and marketing includes operating expenses for the Company's sales, marketing, and product marketing functions.

•	General and administrative represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

The following table summarizes the reclassification activity for the year ended March 31, 2015 (dollars in thousands):
	As previously reported[1]	Category expansion	Account management reclass	IT reclass and other	As currently reported
Cost of revenue	$639,945	$(74,201)	$(62,947)	$(8,760)	$494,037
Research and development	$-	$74,201	$-	$-	$74,201
Selling, general and administrative	$175,050	$(175,050)	$-	$-	$-
Sales and marketing	$-	$54,807	$62,947	$(1,260)	$116,494
General and administrative	$-	$120,243	$-	$10,020	$130,263

1 Adjusted for discontinued operations

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

The following table summarizes the reclassification activity for the fiscal year ended March 31, 2014 (dollars in thousands):
	As previously reported[1]	Category expansion	Account management reclass	IT reclass and other	As currently reported
Cost of revenue	$608,861	$(62,807)	$(34,966)	$(5,571)	$505,517
Research and development	$-	$62,807	$-	$-	$62,807
Selling, general and administrative	$152,614	$(152,614)	$-	$-	$-
Sales and marketing	$-	$58,641	$34,966	$-	$93,607
General and administrative	$-	$93,973	$-	$5,571	$99,544
[1] Adjusted for discontinued operations

Significant Accounting Policies

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company's revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $14.3 million at both March 31, 2016 and 2015.

Accounts receivable are presented net of allowance for doubtful accounts.  The Company evaluates its allowance for doubtful accounts based on a combination of factors at each reporting date.  Each account or group of accounts is evaluated based on specific information known to management regarding each customer's ability or inability to pay, as well as historical experience for each customer or group of customers, the length of time the receivable has been outstanding, and current economic conditions in the customer's industry.  Accounts receivable that are determined to be uncollectible are charged against the allowance for doubtful accounts.

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

Software, Purchased Software Licenses, and Research and Development Costs –

Costs of internally developed software are capitalized in accordance with ASC 350-40, Internal Use Software.

The standard generally requires that research and development costs incurred prior to the beginning of the application development stage of software products are charged to operations as such costs are incurred.  Once the application development stage has begun, costs are capitalized until the software is available for general release.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years. The Company recorded amortization expense related to internally developed software of $30.7 million, $29.0 million, and $9.7 million for fiscal 2016, 2015 and 2014, respectively.  Of the amortization expense recorded in fiscal 2016 and 2015, $10.0 and $7.5 million, respectively, relate to internally developed software acquired as part of the LiveRamp acquisition.  Amortization expense in fiscal 2016 and fiscal 2015 also included $1.8 million and $4.3 million, respectively, of accelerated amortization expense resulting from adjusting the remaining lives of certain capitalized software products which the Company will no longer be using as a result of the LiveRamp acquisition.

Costs of purchased software licenses are amortized using a units-of-production basis over the estimated economic life of the license, generally not to exceed five years.  The Company recorded amortization expense related to purchased software licenses of $3.8 million, $5.0 million and $4.0 million in 2016, 2015 and 2014, respectively.  Some of these licenses are, in effect, volume purchase agreements for software licenses needed for internal use and to provide services to customers over the terms of the agreements.  Therefore, amortization lives are periodically reevaluated and, if justified, adjusted to reflect current and future expected usage based on units-of-production amortization.

Capitalized software, including both purchased and internally developed, is reviewed when facts and circumstances indicate the carrying amount may not be recoverable and, if necessary, the Company reduces the carrying value of each product to its fair value.

Goodwill -

As described in Note 17 – Segment Information, during the first quarter of fiscal 2016, the Company changed its organizational structure which resulted in a change of operating segments and reporting units. During the third quarter of fiscal 2016, the Company further expanded its operating segments and reporting units. As a result, goodwill was reallocated to the new reporting units using a relative fair value approach.

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year in accordance with ASC 350, Intangibles—Goodwill and Other, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization. The performance of the impairment test involves a two-step process.  The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company's annual impairment test during the quarter ended June 30, 2015 indicated no potential impairment of its goodwill balances.

During the second quarter of fiscal 2016, a triggering event occurred which required the Company to test the recoverability of goodwill associated with its Brazil Marketing Services and Audience Solutions reporting unit.  The triggering event was the announced closure of the Company's Brazil operation.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in this unit for impairment.  The results of the impairment testing indicated complete impairment of the goodwill as well as impairment for certain other long-lived assets.  The amount of impairment was $0.7 million, of which $0.5 million was goodwill and $0.2 million related to other long-lived assets, primarily property and equipment.

During the third quarter of fiscal 2016, management determined that results for the APAC component were lower than had been projected in the previous goodwill test in part due to an economic slowdown in Asia. Management further determined that the failure of the APAC component to meet expectations, combined with the expectation that future projections would also be lowered, constituted a triggering event, requiring an interim goodwill impairment test. The impairment test indicated a reduced fair value, but the fair value was still in excess of the carrying value resulting in no impairment.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

During the fourth quarter of fiscal 2016, a triggering event occurred which required the Company to test the recoverability of goodwill associated with its APAC Marketing Services and Audience Solutions reporting units. The triggering event was the Company's decision to focus efforts in Australia exclusively on the Connectivity business; as a result, the Company plans to wind-down the Marketing Services and Audience Solutions operations in Australia. In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in these units for impairment. The results of the two-step test indicated complete impairment of the APAC Audience Solutions goodwill as well as impairment for certain other long-lived assets. The amount of impairment was $6.1 million, of which $5.4 million was goodwill and $0.7 million related to other long-lived assets, primarily property and equipment. The impairment test also indicated a reduced fair value for the APAC Marketing Services component, but the fair value was still in excess of the carrying value resulting in no impairment. Management believes that the estimated valuations it arrived at were reasonable and consistent with what other marketplace participants would use in valuing the APAC components. However, management cannot give any assurances that the values will not change in the future. For example, if the APAC projections are not achieved in the future or if there are strategic changes related to the reporting unit, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach. The Company continues to monitor potential triggering events including changes in the APAC business climate, the volatility of the APAC capital markets, and APAC operating performance and projections. The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

In order to estimate the fair value for each of the components, management uses an income approach based on a discounted cash flow model together with valuations based on an analysis of public company market multiples and a similar transactions analysis.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

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

During fiscal 2015, we did not recognize any goodwill impairment losses.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

During fiscal 2014, triggering events occurred which required the Company to test the recoverability of goodwill associated with its European reporting unit and its 2Touch reporting unit (which is now included in discontinued operations).  The triggering event was the initiation of a restructuring of the European unit.  The restructuring included exiting the analog paper survey business in Europe.  The triggering event related to 2Touch was a potential exit from that business.  In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in those units for impairment.  In the case of 2Touch, the step one fair value indicated that all of the goodwill and other long-lived assets were impaired.  Therefore there was no need to perform detailed step two calculations in order to conclude that all of the goodwill and other long-lived assets of this unit should be written off.  In the case of the European unit, the Company first tested certain data assets within the unit, and concluded that $4.6 million of these data assets were impaired and should be written off.  Then the Company performed step one of the two-step goodwill test, which indicated the goodwill was impaired.  Step two of the goodwill recoverability test required the Company to perform a hypothetical purchase price allocation, under which the estimated fair value was allocated to the unit's tangible and intangible assets based on their estimated fair values.  This hypothetical purchase price allocation indicated that all of the unit's goodwill should be written off.  The amount of impairment for the European unit was $25.0 million, of which $20.3 million was goodwill and $4.6 million related to data assets.  The amount of impairment for the 2Touch unit was $3.9 million, of which $3.0 million was goodwill and $0.9 million was other assets, primarily property and equipment.

Management believes that the estimated valuations it arrived at are reasonable and consistent with what other marketplace participants would use in valuing the Company's components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company's projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company's stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company's components, this could lead to reduced valuations under the public company market multiple approach.  The Company's next annual impairment test will be performed during the first quarter of fiscal 2017.  The fair value of the Company's components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company's market capitalization compared to its book value, the Company's recent operating performance, and the Company's financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

Impairment of Long-lived Assets -

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

During fiscal 2016, in conjunction with the goodwill impairment tests noted above, the Company also tested certain other long-lived assets in the affected units for impairment. The Company recorded impairment charges of $0.9 million related to other long-lived assets, primarily property and equipment.

There were no impairment charges during fiscal 2015.

During fiscal 2014, in conjunction with the goodwill impairment test noted above, the Company also tested certain database assets and other long-lived assets in the affected units for impairment.  The Company recorded impairment charges of $4.6 million related to data assets and $0.9 million related to other long-lived assets (see note 6).

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Data Acquisition Costs -

The Company defers certain costs related to the acquisition or licensing of data for the Company's proprietary databases which are used in providing data products and services.  These costs are amortized over the useful life of the data, which is from two to seven years.  In order to estimate the useful life of any acquired data, the Company considers several factors including 1) the type of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4) whether the stale data continues to have value as historical data, 5) whether a license places restrictions on the use of the data, and 6) the term of the license.

Deferred Revenue -

Deferred revenue consists of amounts billed in excess of revenue recognized.  Deferred revenues are subsequently recorded as revenue in accordance with the Company's revenue recognition policies.

Revenue Recognition -

The Company's policy follows the guidance from ASC 605, Revenue Recognition.

The Company provides marketing database services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database, and may include other products and services purchased at the same time, or within close proximity of one another (referred to as multiple element arrangements). Each element within a multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return related to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for purposes of allocation of the arrangement consideration and revenue recognition.

For our multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement's inception. The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available, or management's best estimate of stand-alone selling price (BESP).  In most cases, the Company has neither VSOE nor TPE and therefore uses BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting any specified performance conditions.

The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.  Management's BESP is determined by considering multiple factors including actual contractual selling prices when the item is sold on a stand-alone basis, as well as market conditions, competition, internal costs, profit objectives and pricing practices.  As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to BESP, or to the development of VSOE or TPE for individual products or services.  As a result, future revenue recognition for multiple-element arrangements could differ from recognition in the current period.  Our relative selling prices are analyzed on an annual basis or more frequently if we experience significant changes in selling prices.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Revenues are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and services; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. Where applicable, we reduce revenue for certain incentive programs where we have the ability to sufficiently estimate the effects of these items. In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue and the related costs for each element as delivered.  In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized for each element as delivered and no costs are deferred.

The Company evaluates its marketing database arrangements to determine whether the arrangement contains a lease.  If the arrangement is determined to contain a lease, applicable accounting standards require the Company to account for the lease component separately from the remaining components of the arrangement.  In cases where marketing database arrangements are determined to include a lease, the lease is evaluated to determine whether it is a capital lease or operating lease and accounted for accordingly.  These lease revenues are not significant to the Company's consolidated financial statements.

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
MARCH 31, 2016, 2015 AND 2014

Income Taxes -

The Company and its domestic subsidiaries file a consolidated federal income tax return.  The Company's foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

The Company makes estimates and judgments in determining the provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to the tax provision in a subsequent period. The Company assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company increases the provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.  The Company believes that the deferred tax assets recorded on the consolidated balance sheets will be ultimately recovered. However, should a change occur in the Company's ability to recover its deferred tax assets, its tax provision would increase in the period in which the Company determined that the recovery was not likely.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process pursuant to ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained on audit, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes.

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

Foreign Currency Translation -

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary. The balance sheets of the Company's foreign subsidiaries are translated at period-end rates of exchange, and the statements of operations are translated at the weighted-average exchange rate for the period.  Gains or losses resulting from translating foreign currency financial statements are included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity and comprehensive income (loss).

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $5.9 million, $5.0 million and $5.7 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.  Advertising expense is included in operating expenses on the accompanying consolidated statements of operations.

Guarantees -

The Company accounts for the guarantees of indebtedness of others under applicable accounting standards which require a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  The Company's liability for the fair value of guarantees is not material (see note 11).

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

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

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):
	2016	2015	2014

Net loss from continuing operations	$(8,648)	$(26,542)	$(17,340)
Net earnings from discontinued operations, net of tax	15,351	15,511	26,143
Net earnings (loss)	$6,703	$(11,031)	$8,803
Net loss attributable to noncontrolling interest	-	-	(60)
Net earnings (loss) attributable to Acxiom	$6,703	$(11,031)	$8,863

Basic earnings (loss) per share:
Basic weighted-average shares outstanding	77,616	77,106	74,690
Basic earnings (loss) per share:
Continuing operations	$(0.11)	$(0.34)	$(0.23)
Discontinued operations	0.20	0.20	0.35
Net earnings (loss)	$0.09	$(0.14)	$0.12
Net loss attributable to noncontrolling interest	-	-	(0.00)
Net earnings (loss) attributable to Acxiom	$0.09	$(0.14)	$0.12

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,616	77,106	74,690
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	-	-	-
Diluted weighted-average shares outstanding	77,616	77,106	74,690
Diluted earnings (loss) per share:
Continuing operations	$(0.11)	$(0.34)	$(0.23)
Discontinued operations	0.20	0.20	0.35
Net earnings (loss)	$0.09	$(0.14)	$0.12
Net loss attributable to noncontrolling interest	-	-	(0.00)
Net earnings (loss) attributable to Acxiom	$0.09	$(0.14)	$0.12

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Due to the net loss from continuing operations in fiscal 2016, 2015 and 2014, the dilutive effect of options, warrants and restricted stock units covering 1.5 million, 1.4 million shares and 2.1 million shares, respectively, of common stock was excluded from the earnings per share calculation since the impact on the calculation was anti-dilutive. Additional options and warrants to purchase shares of common stock and restricted stock units, including performance-based restricted stock units not meeting performance criteria, that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2016	2015	2014
Number of shares outstanding under options, warrants and restricted stock units	1,654	1,829	834
Range of exercise prices for options	$17.49-$62.06	$19.18-$62.06	$29.30-$62.06

Share-based Compensation -

The Company records share-based compensation expense according to the provisions of ASC Topic 718, "Compensation – Stock Compensation." ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations over the service period of the award based on their fair values. Under the provisions of ASC Topic 718, the Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.

The Company has stock option plans and equity compensation plans (collectively referred to as the "share-based plans") administered by the compensation committee ("compensation committee") of the board of directors under which options and restricted stock units were outstanding as of March 31, 2016.

The Company's equity compensation plan provides that all associates (employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance award, performance share, performance unit, qualified performance-based award, or other stock unit award) under the plan with the terms and conditions applicable to an award set forth in applicable grant documents.

Incentive stock option awards granted under the share-based plans cannot be granted with an exercise price less than 100% of the per-share market value of the Company's shares at the date of grant and have a maximum duration of ten years from the date of grant.  Board policy currently requires that nonqualified options also must be priced at or above the fair market value of the common stock at the time of grant with a maximum duration of ten years.

Restricted stock units may be issued under the equity compensation plan and represent the right to receive shares in the future by way of an award agreement which includes vesting provisions.  Award agreements can further provide for forfeitures triggered by certain prohibited activities, such as breach of confidentiality.  All restricted stock units will be expensed over the vesting period as adjusted for estimated forfeitures.  The vesting of some restricted stock units is subject to the Company's achievement of certain performance criteria, as well as the individual remaining employed by the Company for a period of years.

The Company also has outstanding performance-based stock appreciation rights and performance-based stock units. These are expensed over the vesting period of the award.

The Company receives income tax deductions as a result of the exercise of nonqualified stock options and the vesting of other stock-based awards.  The tax benefit of share-based compensation expense in excess of the book compensation expense is reflected as a financing cash inflow and operating cash outflow included in changes in operating assets and liabilities.  The Company has elected the short-cut method in accounting for the tax benefits of share-based payment awards.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

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

Restructuring -

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits.  Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation in order to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net earnings (loss) in the period any adjustment is recorded.

Adoption of New Accounting Standards –

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its U.S. GAAP simplification initiative. This update requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet, thus simplifying the current guidance which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. We have early adopted this standard and have applied the requirements retrospectively to all periods presented. The adoption of this standard resulted in the reclassification of $25.6 million from current deferred income tax assets in the consolidated balance sheet as of March 31, 2015 to noncurrent deferred income tax assets ($0.4 million) and noncurrent deferred income tax liabilities ($25.2 million).

In September 2015, the FASB issued update ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings (loss) that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. There was no impact on the Company's financial condition and earnings (loss) as a result of early adopting this guidance.  Because adoption of the guidance is prospective, the impact of ASU 2015-16 on the Company's financial condition and earnings (loss) will depend upon the nature of any measurement period adjustments identified in future periods.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

In April 2015, the FASB issued update ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by the new guidance. We have early adopted this standard and have applied the requirements retrospectively to all periods presented. The adoption of this standard resulted in the reclassification of $2.7 million and $3.1 million from other assets, net in the consolidated balance sheets as of March 31, 2016 and 2015, respectively, to long-term debt (see note 9).

In April 2014, the FASB issued update ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update changed the requirements for determining whether a component is included in discontinued operations and required expanded disclosures that provide readers of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations.  The update was effective for Acxiom at the beginning of fiscal 2016, and did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted –

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative. The objective of the simplification initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining the usefulness of the information provided to users of financial statements. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (fiscal 2018 for the Company), including interim periods within those fiscal years; earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) as a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous guidance, ASC 840, Leases. ASU 2016-02 creates a new Topic, ASC 842, Leases. This new Topic retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In May 2014, the FASB issued update ASU 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under U.S. GAAP, as well as some cost guidance and guidance on certain gains and losses. The FASB also issued updates ASU 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations, and ASU 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing.  The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The effective date for the update has been deferred until fiscal 2019 for the Company, with early application allowed for fiscal 2018.  Adoption of the update may be applied using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospective application with the cumulative effect recognized at the date of initial application and providing certain additional disclosures. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.            RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity included in gains, losses and other items, net in the consolidated statements of operations for the fiscal years ended March 31, 2016, 2015 and 2014 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2013	$3,689	$2,791	$6,480
Restructuring charges and adjustments	12,910	56	12,966
Payments	(10,057)	(1,334)	(11,391)
March 31, 2014	$6,542	$1,513	$8,055
Restructuring charges and adjustments	13,284	6,500	19,784
Payments	(12,615)	(2,785)	(15,400)
March 31, 2015	$7,211	$5,228	$12,439
Restructuring charges and adjustments	8,630	3,002	11,632
Payments	(12,986)	(4,706)	(17,692)
March 31, 2016	$2,855	$3,524	$6,379

Restructuring Plans

In fiscal 2016, the Company recorded a total of $12.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The expense included severance and other associate-related charges of $8.6 million, lease termination charges and accruals of $3.0 million, and leasehold improvement write offs of $0.4 million.

The associate-related accruals of $8.6 million relate to the termination of associates in the United States, Europe, Brazil and Australia. Of the amount accrued for 2016, $2.4 million remained accrued as of March 31, 2016.  These costs are expected to be paid out in fiscal 2017.

The lease termination charges and accruals of $3.0 million included a $1.4 million lease early-termination fee in France, a lease accrual of $0.2 million, and a $1.4 million increase to the fiscal 2015 lease restructuring plans.  The fiscal 2016 lease early-termination fee and lease accrual were fully paid during fiscal 2016.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million.

The associate-related accruals of $13.3 million related to the termination of associates in the United States, Europe, Australia, and China and included an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $0.5 million remained accrued as of March 31, 2016.  These costs are expected to be paid out in fiscal 2017.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

The lease accruals of $6.5 million were determined under the accounting standards which govern exit costs.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the term of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be satisfied over the remainder of the leased properties' terms, which continue through November 2025.  Actual sublease payments may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for 2015, $3.5 million remained accrued as of March 31, 2016.

In fiscal 2014, the Company recorded a total of $13.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense includes severance and other associate-related charges of $13.0 million and relates to the termination of associates in the United States, Australia, China, and Europe.  These costs were paid out by the end of fiscal 2015.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2016	2015	2014
Restructuring plan charges and adjustments	$11,632	$19,784	$12,966
Other restructuring charges	381	1,976	-
Legal contingencies	-	-	4,202
LiveRamp acquisition-related costs (see note 3)	-	820	-
Other	119	20	-
	$12,132	$22,600	$17,168

3.            ACQUISITIONS:

Addressable Television Net Assets from Allant ("Allant")
On December 1, 2015, the Company acquired certain addressable television net assets from The Allant Group, Inc.  The acquisition provides the Company additional consumer insight capabilities that enable clients to more effectively reach their television channel customer base and audiences.  The Company paid approximately $5.4 million in cash.  The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.  The results of operation for the acquisition are included in the Company's consolidated results beginning December 1, 2015.

The following table presents the purchase price allocation related to assets acquired and liabilities assumed (dollars in thousands):
December 1, 2015
Assets acquired:
Accounts receivable	$499
Developed technology	2,700
Other intangible assets	1,400
Goodwill	1,377
5,976
Accounts payable	(590)
Net cash paid	$5,386

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on preliminary calculations and valuations using management's estimates and assumptions and were based on the information that was available as of the date of acquisition. The Company expects to finalize the valuation as soon as practical.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

LiveRamp
On July 1, 2014, the Company acquired all of the outstanding shares of LiveRamp, Inc. ("LiveRamp"), a leading service provider for onboarding customer data into digital marketing applications.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the consolidated financial statements from the date of acquisition.  LiveRamp is included in the Connectivity segment.  The acquisition date fair value of the consideration transferred for LiveRamp was approximately $272.7 million which consisted of the following (dollars in thousands):
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

On the acquisition date, the Company delivered $31.0 million of cash to an escrow agent according to the terms of the purchase agreement.  The cash was restricted as to withdrawal or use by the Company.  The restricted cash was delivered to the LiveRamp sellers one year from the acquisition date, during fiscal 2016.  The principal escrow amount was owned by the Company until funds were delivered to the LiveRamp sellers.  All interest and earnings on the principal escrow amount remained property of the Company.  At March 31, 2015, the restricted cash was reported as restricted cash held in escrow, with an offsetting liability reported as acquisition escrow payable, on the consolidated balance sheet.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to development of future technology and products related to the onboarding of customer data into digital marketing applications, development of future customer relationships, and LiveRamp's assembled workforce.  The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on preliminary calculations and valuations and on management's estimates and assumptions and were based on the information that was available as of the date of the acquisition.  Goodwill is not expected to be deductible for U.S. income tax purposes.

The amounts allocated to other intangible assets in the table above included customer relationships and a trade name.  Intangible assets will be amortized on a straight-line basis over the estimated useful lives of 2 to 6 years. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

	Fair value	Useful life (in years)
Developed technology	$40,000	4
Customer relationships	25,000	6
Trade name	1,500	2
Total intangible assets subject to amortization	$66,500

The Company's consolidated statements of operations for fiscal 2015 included revenue and net loss of $27.0 million and $16.5 million, respectively, attributable to LiveRamp since the acquisition.

Following are the Company's supplemental consolidated results on an unaudited pro forma basis, as if the LiveRamp acquisition had taken place at the beginning of each of the fiscal years presented (dollars in thousands, except per-share amounts):

	2015	2014
Revenues	$811,619	$824,393
Net loss attributable to Acxiom	$(33,797)	$(40,268)
Diluted loss per share	$(0.44)	$(0.54)

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

These pro forma results were based on estimates and assumptions, which we believe are reasonable.  They were not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods.  The pro forma results include adjustments primarily related to purchase accounting adjustments, including amortization expense of $3.7 million and $14.9 million for fiscal years 2015 and 2014, respectively, related to acquired intangible assets, stock-based compensation expense of approximately $5.0 million and $21.3 million for fiscal years 2015 and 2014, respectively, related to unvested stock options and restricted stock units issued to former LiveRamp employees, and the related income tax effects as though the acquisition occurred as of the beginning of the Company's fiscal years 2015 and 2014.

Other Intangible Assets
The amounts allocated to other intangible assets from acquisitions include software, customer relationship intangibles and trademarks.  Amortization lives for those intangibles range from two years to ten years.  The following table shows the amortization activity of purchased intangible assets (dollars in thousands):

	2016	2015	2014
Developed technology assets, gross (Software)	$42,850	$42,524	$2,537
Accumulated amortization	(17,950)	(9,924)	(2,349)
Net developed technology assets	$24,900	$32,600	$188

Customer/trademark assets, gross (Other assets)	$35,466	$34,166	$7,674
Accumulated amortization	(16,263)	(11,265)	(7,393)
Net customer/trademark assets	$19,203	$22,901	$281

Total intangible assets, gross	$78,316	$76,690	$10,211
Total accumulated amortization	(34,213)	(21,189)	(9,742)
Net intangible assets	$44,103	$55,501	$469

Amortization expense	$15,467	$11,447	$340

The intangible assets in the table above have remaining amortizable periods over the next five years.

4.            DISCONTINUED OPERATIONS:

IT Infrastructure Management business ("ITO")

On May 20, 2015, the Company announced it had entered into a definitive agreement to sell its ITO business to Charlesbank Capital Partners and M/C Partners.  The sale was completed on July 31, 2015.  Beginning in the first quarter of fiscal 2016, the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the consolidated financial statements.  Prior to the discontinued operations classification, the ITO business unit was included in the IT Infrastructure Management segment in the Company's segment results.

At the closing of the transaction, the Company received total consideration of $131.0 million ($140.0 million stated sales price less closing adjustments and transaction costs of $9.0 million). The Company may also receive up to a maximum of $50 million in contingent payments in future periods through 2020 subject to certain conditions.  Due to the uncertainty of contingent payments, income will be recorded upon resolution of the contingency as a component of income from discontinued operations.  In addition, the Company has the right to participate in distributions of the divested entity above a defined amount. The Company reported a gain of $9.3 million on the sale which is included in earnings from discontinued operations, net of tax.

The Company also entered into an agreement to amend its credit agreement (see Note 9 – Long-Term Debt).  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition.  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

the quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company's leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revised certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company applied $55.0 million of proceeds from the sale to repay outstanding Company indebtedness in order to comply with the Company's existing credit agreement (see Note 9 – Long-Term Debt).  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense was $0.4 million, $1.3 million, and $1.7 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. We used the remaining proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes.

Summary results of operations of ITO for the fiscal years ended March 31, 2016, 2015 and 2014, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations.  The following table is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	2016	2015	2014
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$69,410	$215,148	$257,125
Cost of revenue	50,837	167,524	186,699
Gross profit	18,573	47,624	70,426
Operating expenses:
Sales and marketing	1,192	2,771	2,015
General and administrative	6,053	10,736	14,749
Gain on sale of discontinued operations	(9,349)	-	-
Gains, losses and other items, net	367	2,037	4,746
Total operating expenses	(1,737)	15,544	21,510
Income from discontinued operations	20,310	32,080	48,916
Interest expense	(681)	(2,378)	(3,000)
Other, net	(230)	(334)	3
Earnings from discontinued operations before income taxes	19,399	29,368	45,919
Income taxes	3,598	11,973	17,587
Earnings from discontinued operations, net of tax	$15,801	$17,395	$28,332

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

The carrying amounts of the major classes of assets and liabilities of ITO are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the consolidated balance sheets. The following table is a reconciliation of the major classes of assets and liabilities of the discontinued operations (dollars in thousands):
	March 31, 2016	March 31, 2015
Trade accounts receivable, net	$-	$35,743
Deferred income taxes	-	2,762
Other current assets	-	10,707
Property and equipment, net of accumulated depreciation and amortization	-	44,336
Goodwill	-	71,508
Purchased software licenses, net of accumulated amortization	-	3,943
Other assets, net	-	3,173
Assets from discontinued operations	$-	$172,172

Current installments of long-term debt	$-	$653
Trade accounts payable	-	8,857
Accrued expenses	-	7,480
Deferred revenue	-	3,658
Long-term debt	-	6,684
Deferred income taxes	-	22,716
Other liabilities	-	6,377
Liabilities from discontinued operations	$-	$56,425

ITO is a provider of managed hosting and cloud infrastructure services, optimized for mid-tier enterprises.  The Company entered into certain agreements with ITO in which support services, including data center co-location services, will be provided from the Company to ITO, and from ITO to the Company.   Additionally, the Company entered into certain other agreements with ITO to provide or receive leased office space. The terms of these agreements range from several months to the longest of which continues through July 2020.   The agreements generally provide cancellation provisions, without penalty, at various times throughout the term.  Cash inflows and outflows related to the agreements, included in cash flows from operating activities in the consolidated statements of cash flows, were $4.7 million and $4.2 million, respectively, for the fiscal year ended March 31, 2016.  Revenues and expenses related to the agreements, included in loss from continuing operations in the consolidated statements of operations, were $4.7 million and $4.6 million, respectively, for the fiscal year ended March 31, 2016.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Summary results of operations of the 2Touch business unit for the fiscal years ended March 31, 2016, 2015 and 2014 are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations and consists of (dollars in thousands):

	2016	2015	2014
Revenues	$-	$8,484	$35,267

Earnings (loss) from discontinued operations before income taxes	$(450)	$4	$(2,189)
Loss on sale of discontinued operations before income taxes	-	(1,888)	-
Income taxes	-	-	-
Loss from discontinued operations, net of tax	$(450)	$(1,884)	$(2,189)

The carrying amounts of the major classes of assets and liabilities of the 2Touch business unit are segregated and included in assets from discontinued operations and liabilities from discontinued operations in the consolidated balance sheets and are as follows (dollars in thousands):

	March 31, 2016	March 31, 2015
Trade accounts receivable, net	$-	$112
Assets from discontinued operations	$-	$112

Other accrued expenses	-	1,008
Liabilities from discontinued operations	$-	$1,008

5.            OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2016	March 31, 2015
Prepaid expenses	$25,313	$20,684
Assets of non-qualified retirement plan	12,532	14,174
Other miscellaneous assets	52	117
Other current assets	$37,897	$34,975

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2016	March 31, 2015
Acquired intangible assets, net	$19,203	$22,901
Deferred data acquisition costs	1,644	2,347
Deferred expenses	883	1,976
Prepaid expenses	1,404	1,556
Other miscellaneous noncurrent assets	2,181	1,393
Noncurrent assets	$25,315	$30,173

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014
6.            GOODWILL:

Goodwill by operating segment and activity for the years ended March 31, 2016 and 2015 was as follows (dollars in thousands).
	Marketing Services and Audience Solutions	Marketing Services	Audience Solutions	Connectivity	Total
Balance at March 31, 2014	$286,876	$-	$-	$-	$286,876

Acquisition of LiveRamp	213,093	-	-	-	213,093
Change in foreign currency translation adjustment	(2,607)	-	-	-	(2,607)
Balance at March 31, 2015	$497,362	$-	$-	$-	$497,362

Brazil Impairment	(502)	-	-	-	(502)
Reallocation of segments	(496,860)	124,627	277,516	94,717	-
Acquisition of Allant	-	-	1,377	-	1,377
APAC Audience Solutions Impairment	-		(5,413)		(5,413)
Change in foreign currency translation adjustment	-	(41)	(50)	12	(79)
Balance at March 31, 2016	$-	$124,586	$273,430	$94,729	$492,745

Year end balances in the table above are net of accumulated impairment losses of $120.1 million and $114.2 million at March 31, 2016 and 2015, respectively.

Goodwill by component included in each segment as of March 31, 2016 was:
	Marketing Services	Audience Solutions	Connectivity	Total
U.S.	$116,594	$273,430	$91,164	$481,188
APAC	7,992	-	3,565	11,557
Balance at March 31, 2016	$124,586	$273,430	$94,729	$492,745

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

7.            SOFTWARE COSTS:

The Company recorded amortization expense related to internally developed computer software of $30.7 million, $29.0 million, and $9.7 million for fiscal 2016, 2015 and 2014, respectively. Of the amortization expense recorded in fiscal 2016 and 2015, $10.0 million and $7.5 million, respectively, relate to internally developed software acquired as part of the LiveRamp acquisition.  Amortization expense in fiscal 2016 and fiscal 2015 also included $1.8 million and $4.3 million, respectively, of accelerated amortization expense resulting from adjusting the remaining estimated useful lives of certain capitalized software products which the Company will no longer be using as a result of the LiveRamp acquisition.

The Company also recorded amortization expense related to purchased software licenses of $3.8 million, $5.0 million and $4.0 million in 2016, 2015 and 2014, respectively.

8.            PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31, 2016	March 31, 2015
Land	$6,737	$6,737
Buildings and improvements	222,868	202,439
Data processing equipment	261,101	245,538
Office furniture and other equipment	37,969	51,007
	528,675	505,721
Less accumulated depreciation and amortization	345,632	329,467
	$183,043	$176,254

Depreciation expense on property and equipment (including amortization of property and equipment under capitalized leases) was $40.6 million, $35.5 million and $29.6 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014
9.            LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):
	March 31, 2016	March 31, 2015
Term loan credit agreement	$185,000	$270,000
Other debt and long-term liabilities	7,856	10,087
Total long-term debt and capital leases	192,856	280,087
Less current installments	32,243	32,232
Less deferred debt financing costs	2,716	3,102
Long-term debt, excluding current installments and deferred debt financing costs	$157,897	$244,753

The Company's amended and restated credit agreement provides for (1) term loans up to an aggregate principal amount of $300 million and (2) revolving credit facility borrowings consisting of revolving loans, letter of credit participations and swing-line loans up to an aggregate amount of $300 million.

The term loan is payable in quarterly installments of $7.5 million through September 2017, followed by quarterly installments of $11.3 million through June 2018, with a final payment of $106.3 million due October 9, 2018.  The revolving loan commitment expires October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At March 31, 2016, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at March 31, 2016 or March 31, 2015.  The weighted-average interest rate on term loan borrowings at March 31, 2016 was 2.68%.  Outstanding letters of credit at March 31, 2016 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2016, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company's ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On May 19, 2015, the Company entered into an agreement to further amend its credit agreement.  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition that occurred on July 31, 2015 (See Note 4 – Discontinued Operations).  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally the Company is not entitled to declare or pay any dividends during this time and share repurchases are limited to no more than $100 million depending on the Company's leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase rights and limitations will return to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revises certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company used $55.0 million of proceeds from the ITO disposition to repay outstanding Company indebtedness as required by the Company's existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense was $0.4 million, $1.3 million, and $1.7 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

On March 10, 2014, the Company entered into an interest rate swap agreement.  The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of March 31, 2016 was 0.63%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended March 31, 2016.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of March 31, 2016, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.1 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of March 31, 2016.

The Company's future obligations, excluding interest, under its long-term debt at March 31, 2016 are as follows (dollars in thousands):

Year ending March 31,
2017	$32,243
2018	39,820
2019	119,083
2020	1,362
2021	348
$192,856

10.            ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
2014:
Allowance for doubtful accounts, returns and credits	$4,105	$1,058	$117	$(405)	$4,875
2015:
Allowance for doubtful accounts, returns and credits	$4,875	$731	$(288)	$(895)	$4,423
2016:
Allowance for doubtful accounts, returns and credits	$4,423	$3,673	$56	$(890)	$7,262

Other changes in the table above result primarily from the effects of exchange rates.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014
11.            COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company's consolidated financial statements. In management's opinion, the Company has made appropriate and adequate accruals for these matters and management believes the probability of a material loss beyond the amounts accrued to be remote.  However, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company's consolidated financial condition or results of operations.  The Company maintains insurance coverage above certain limits.  There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company's consolidated financial statements.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 24 years of $83.5 million.

Total rental expense on operating leases was $17.1 million, $14.7 million and $16.3 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.  Future minimum lease payments under all noncancellable operating leases for the five years ending March 31, 2021, are as follows: 2017, $15.5 million; 2018, $12.6 million; 2019, $11.1 million; 2020, $10.1 million; and 2021, $9.6 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At March 31, 2016 the Company's maximum potential future payments under this guarantee were $0.5 million.

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

At March 31, 2016 the Company had outstanding 4,942 warrants to purchase shares of its common stock.  The outstanding warrants carry an exercise price of $13.24 and expire March 17, 2019.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on May 19, 2015.  Under the modified common stock repurchase program, the Company may purchase up to $300.0 million of its common stock through the period ending December 31, 2016.  During the fiscal year ended March 31, 2016, the Company repurchased 2.6 million shares of its common stock for $52.8 million.  During the fiscal year ended March 31, 2015, the Company repurchased 0.5 million shares of its common stock for $9.9 million.  During the fiscal year ended March 31, 2014, the Company repurchased 2.0 million shares of its common stock for $52.7 million.  Through March 31, 2016, the Company has repurchased 15.5 million shares of its stock for $255.2 million, leaving remaining capacity of $44.8 million under the stock repurchase program.

The Company paid no dividends on its common stock for any of the years reported.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Share-based Compensation Plans
The Company has stock option and equity compensation plans, at March 31, 2016, for which a total of 28.9 million shares of the Company's common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.

On May 13, 2013 the Company's compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company's equity compensation plans which would permit the issuance of an additional 4,000,000 shares under the plan.  That amendment received shareholder approval at the August 6, 2013 annual shareholders' meeting.  On May 23, 2013, the board terminated one of the Company's equity compensation plans under which 1.7 million shares remained available for future grant.  This plan termination did not require shareholder approval.  On May 8, 2015, the Company's compensation committee, acting on behalf of the full board of directors, approved an amendment to one of the Company's equity compensation plans which would permit the issuance of an additional 4.1 million shares under the plan.  That amendment received stockholder approval at the August 18, 2015 annual stockholders' meeting.  At March 31, 2016, there were a total of 5.3 million shares available for future grants under the plans.

Stock Option Activity of Continuing Operations
The Company granted 445,785 stock options, having a per-share weighted-average fair value of $6.48, in fiscal 2016.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.2%; expected option life of 4.5 years; expected volatility of 40%; and a suboptimal exercise multiple of 1.4.  The dividend yield was determined to be 0.0% since Acxiom is currently not paying dividends and there are no plans to pay dividends.  The risk-free rate was determined by reference to the U.S. Treasury securities with a term equal to the life of the options.  The expected option life is an output of the lattice model.  The expected volatility was determined by considering both the historical volatility of Acxiom common stock, as well as the implied volatility of traded Acxiom options.  The suboptimal exercise multiple was determined using actual historical exercise activity of Acxiom options.

The Company granted 415,639 stock options in fiscal 2015, exclusive of replacement options granted in connection with the LiveRamp acquisition.  The per-share weighted-average fair value of the stock options granted during 2015 was $8.05.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.5%; expected option life of 4.4 years; expected volatility of 43%; and a suboptimal exercise multiple of 1.4.

The Company granted 312,778 stock options in fiscal 2014.  The per-share weighted-average fair value of the stock options granted during 2014 was $7.00.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0%; risk-free interest rate of 2.1%; expected option life of 4.3 years; expected volatility of 35%; and a suboptimal exercise multiple of 1.3.

As part of the Company's acquisition of LiveRamp, the Company issued 1,473,668 replacement stock options to LiveRamp employees who had outstanding unvested stock options to purchase LiveRamp stock.  The fair value of the replacement options was determined using a customized binomial lattice model with the following assumptions:  dividend yield of 0.0% since Acxiom does not currently pay dividends; risk-free interest rates of from 1.57% to 2.54%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; remaining terms of each option of from 6.1 to 9.7 years; expected volatility of 43%, based on both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options; and a suboptimal exercise multiple of 1.4, based on actual historical exercise activity of Acxiom options.

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Stock option activity during the year ended March 31, 2016 was as follows:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2015	4,870,219	$15.10
Granted	445,785	$17.84
Exercised	(923,958)	$8.51		$10,746
Forfeited or cancelled	(787,944)	$27.05
Outstanding at March 31, 2016	3,604,102	$14.52	5.20	$25,883
Exercisable at March 31, 2016	2,486,647	$14.62	3.90	$17,777

The aggregate intrinsic value for options exercised in fiscal 2016, 2015, and 2014 was $10.7 million, $8.3 million, and $50.5 million, respectively.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom's closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2016.  This amount changes based upon changes in the fair market value of Acxiom's stock.

Following is a summary of stock options outstanding as of March 31, 2016:

	Options outstanding			Options exercisable
Range of exercise price per share	Options outstanding	Weighted- average remaining contractual life	Weighted-average exercise price per share	Options exercisable	Weighted-average exercise price per share

$0.63 - $ 8.90	690,255	6.83 years	$1.80	387,703	$1.82
$11.08 - $ 14.21	1,052,358	4.66 years	$13.32	985,021	$13.32
$15.31 - $ 19.76	819,902	5.54 years	$17.16	404,855	$16.54
$20.27 - $ 24.53	1,021,945	4.35 years	$21.87	699,204	$22.18
$27.77 - $ 32.85	19,642	7.58 years	$32.83	9,864	$32.80
	3,604,102	5.20 years	$14.52	2,486,647	$14.62

Total expense related to stock options was approximately $9.8 million in fiscal 2016, $12.0 million in fiscal 2015, and $2.2 million in fiscal 2014.  Of the fiscal 2016 and 2015 expense, $6.7 million and $9.4 million, respectively, relates to LiveRamp replacement stock options.  Future expense for all options is expected to be approximately $9.7 million in total over the next four years.

Stock Appreciation Right (SAR) Activity
During fiscal 2015, the Company granted 245,404 performance-based SARs with a value at the date of grant of $0.5 million and having an exercise price of $40.  All of the performance-based SARs granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee.  The units granted in fiscal 2015 may vest in a number of SARs up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the SARs will be automatically exercised, and the award recipient may receive a number of common stock shares equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final Company stock market value (up to a maximum share value of $70) minus the SAR exercise price, divided by (b) the fair market value of a share of stock at the exercise date.  The SARs contain an accelerated exercise provision if the closing market price of the Company's stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based SARs is determined using a Monte Carlo simulation model.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Stock appreciation right (SAR) activity during the year ended March 31, 2016 was:
	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at March 31, 2015	245,404	$40.00
Outstanding at March 31, 2016	245,404	$40.00	1.00	$-
Exercisable at March 31, 2016	-	$-	-	$-

Total expense related to SARs in fiscal 2016 and 2015 was approximately $0.2 million in both periods.  Future expense for these SARs is expected to be approximately $0.2 million over the next fiscal year.

Restricted Stock Unit Activity of Continuing Operations
Non-vested time-vesting restricted stock units activity during the year ended March 31, 2016 was:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	2,053,179	$20.44	1.95
Granted	1,427,561	$18.89
Vested	(975,744)	$20.16
Forfeited or cancelled	(225,101)	$19.41
Outstanding at March 31, 2016	2,279,895	$19.69	2.12

During fiscal 2016, the Company granted time-vesting restricted stock units covering 1,427,561 shares of common stock with a value at the date of grant of $27.0 million.  Of the restricted stock units granted in the current period, 1,041,572 vest in equal annual increments over four years, 70,799 vest in equal annual increments over two years, 72,650 vest in one year, and 242,540 vest in equal quarterly increments starting 15 months after the date of grant.

During fiscal 2015, the Company granted time-vesting restricted stock units covering 1,770,303 shares of common stock with a value at the date of grant of $37.6 million, of which units covering 1,075,392 shares, with a value at date of grant of $23.7 million, were granted to former LiveRamp employees subsequent to the acquisition of LiveRamp (see note 3).  Of the restricted stock units granted in fiscal 2015, 773,735 vest in equal annual increments over four years, 927,052 vest in equal annual increments over two years, and 69,516 vest in one year.

During fiscal 2014, the Company granted time-vesting restricted stock units covering 502,008 shares of common stock with a value at the date of grant of $12.1 million.  Of the restricted stock units granted in fiscal 2014, 421,111 vest in equal annual increments over four years, 25,000 vest in equal annual increments over two years, and 55,897 vest in one year.

Valuation of time-vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of grant.  The total fair value of time-vesting restricted stock units vested in fiscal 2016, 2015, and 2014 was $17.6 million, $8.4 million, and $10.3 million, respectively and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Non-vested performance-based restricted stock units activity during the year ended March 31, 2016 was:

	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	389,310	$21.12	1.57
Granted	367,807	$18.42
Forfeited or cancelled	(240,299)	$22.35
Outstanding at March 31, 2016	516,818	$18.62	1.67

During fiscal 2016, the Company granted performance-based restricted stock units covering 367,807 shares of common stock with a value at the date of grant of $6.8 million. All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the compensation committee.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2018, with a modifier based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2015 to March 31, 2018.  The value of the performance-based restricted stock units is determined using a Monte Carlo simulation model.

During fiscal 2015, the Company granted performance-based restricted stock units covering 263,609 shares of common stock with a value at the date of grant of $5.0 million.  All of the performance-based restricted stock units granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee.  The units granted in fiscal 2015 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2017, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2014 to March 31, 2017.  The value of the performance units is determined using a Monte Carlo simulation model.

During fiscal 2014, the Company granted performance-based restricted stock units covering 230,319 shares of common stock with a value at the date of grant of $5.7 million. All of the performance-based restricted stock units granted in fiscal 2014 vest subject to attainment of performance criteria established by the compensation committee.  All of the outstanding performance-based restricted stock units granted during fiscal 2014 were forfeited due to not achieving the earnings-per-share target for fiscal 2016.  The value of the performance units is determined using a Monte Carlo simulation model.

There were no performance-based restricted stock units vested in fiscal 2016 and 2014. During fiscal 2015, 517,565 performance-based restricted stock units vested.  Of the units vested, 109,273 vested due to attainment of performance and shareholder return targets established by the compensation committee in fiscal 2012.  The remaining 408,292 units represent inducement awards granted to certain of the Company's chief executive officers.

The expense related to restricted stock in fiscal 2016, 2015 and 2014 was $19.4 million, $15.2 million and $11.0 million, respectively.  Future expense for restricted stock units is expected to be approximately $19.9 million in fiscal 2017, $11.7 million in fiscal 2018, $5.4 million in fiscal 2019 and $1.4 million in fiscal 2020.

Other Performance Unit Activity
During fiscal 2016, the Company granted 323,080 performance-based units with a value at the date of grant of $0.9 million.  All of the performance-based units granted vest subject to attainment of performance criteria established by the compensation committee.  The units granted in the current period may vest in a number of units up to 100% of the award, based on the attainment of certain Company common stock share price targets for the period from July 1, 2015 to June 30, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company's stock price on the date of vesting and ranges from 0% at a $25 Company stock price, or below, to 100% at a $55 Company stock price. The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

During fiscal 2015, the Company granted 312,575 performance-based units with a value at the date of grant of $1.6 million.  All of the performance-based units granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee.

Of the units granted in fiscal 2015, 201,464 may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company's stock price on the date of vesting and ranges from 0% at a $40 Company stock price, or below, to 100% at a $70 Company stock price. The units also contain an accelerated exercise provision if the closing market price of the Company's stock exceeds the $70 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

The remaining 111,111 units granted in fiscal 2015 may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2015 to March 31, 2018.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company's stock price on the date of vesting and ranges from 0% at a $25 Company stock price, or below, to 100% at a $45 Company stock price. The units also contain an accelerated exercise provision if the closing market price of the Company's stock exceeds the $45 maximum share value for 20 consecutive trading days during the performance period.   The grant date value of the performance-based units is determined using a Monte Carlo simulation model.

Other performance unit activity during the year ended March 31, 2016 was:
	Number of shares	Weighted average fair value per share at grant date	Weighted-average remaining contractual term (in years)
Outstanding at March 31, 2015	312,575	$5.23
Granted	323,080	$2.94
Outstanding at March 31, 2016	635,655	$4.07	1.30

The expense related to other performance units in fiscal 2016 and 2015 was $0.9 and $0.3 million, respectively.  Future expense for these performance units is expected to be approximately $1.4 million over the next two years.

Qualified Employee Stock Purchase Plan
In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan ("ESPP") that permits substantially all employees to purchase shares of common stock at a discount from the market price.  At March 31, 2016 there were approximately 0.8 million shares available for issuance under the ESPP.  During the combined fiscal years of 2016, 2015 and 2014, 125,698 shares were purchased under the plan.  The total expense to the Company, representing the discount to the market price, for fiscal 2016 and 2015 was approximately $0.2 million and $0.1 million, respectively.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Accumulated Other Comprehensive Income
The accumulated balances for each component of other comprehensive income was (dollars in thousands):

	March 31, 2016	March 31, 2015
Foreign currency translation	$8,705	$9,612
Unrealized loss on interest rate swap	(115)	(199)
	$8,590	$9,413

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014
13.            INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2016	2015	2014
Loss from continuing operations	$(11,632)	$(14,805)	$12,040
Earnings from discontinued operations	3,598	11,973	17,587
Stockholders' equity:
Tax shortfall (excess tax benefits) from stock-based compensation	293	(4,645)	(11,295)
	$(7,741)	$(7,477)	$18,332

Income tax expense (benefit) attributable to loss from continuing operations consists of (dollars in thousands):

	2016	2015	2014
Current:
U.S. Federal	$(2,410)	$(7,744)	$1,157
Non-U.S.	535	164	890
State	1,907	(2,260)	(942)
	32	(9,840)	1,105
Deferred:
U.S. Federal	(3,789)	(1,064)	2,421
Non-U.S.	(3,220)	326	7,641
State	(4,655)	(4,227)	873
	(11,664)	(4,965)	10,935
Total	$(11,632)	$(14,805)	$12,040

Loss before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	2016	2015	2014
U.S.	$(6,952)	$(24,459)	$872
Non-U.S.	(13,328)	(16,888)	(6,172)
Total	$(20,280)	$(41,347)	$(5,300)

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Below is a reconciliation of expected income tax benefit computed using the U.S. federal statutory income tax rate of 35% of loss before income taxes to actual income tax expense (benefit) from continuing operations (dollars in thousands):
	2016	2015	2014
Computed expected tax benefit	$(7,098)	$(14,472)	$(1,855)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(1,796)	(441)	(371)
Research and other tax credits	(4,027)	(6,369)	(5,251)
Impairment of goodwill and intangibles	-	-	5,368
Share-based compensation	1,857	2,276	-
Non-U.S. subsidiaries taxed at other than 35%	2,468	4,354	5,875
Adjustment to valuation allowances	(3,585)	(776)	7,604
Other, net	549	623	670
	$(11,632)	$(14,805)	$12,040

Due to changes in management's assessment of the realizability of deferred tax assets in certain foreign jurisdictions, the Company released $3.6 million in valuation allowances in fiscal 2016 and increased valuation allowances by $7.6 million in fiscal 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2016 and 2015 are presented below (dollars in thousands).  In accordance with income tax accounting standards, as of March 31, 2016, the Company has not recognized deferred income taxes on approximately $12.7 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent's country.  Calculation of the deferred income tax related to these earnings is not practicable.

	2016	2015
Deferred tax assets:
Accrued expenses	$11,525	$10,041
Deferred revenue	1,612	2,715
Net operating loss and tax credit carryforwards	57,370	60,893
Share-based compensation	12,706	11,993
Other	5,242	6,838
Total deferred tax assets	88,455	92,480
Less valuation allowance	(46,602)	(49,922)
Net deferred tax assets	41,853	42,558
Deferred tax liabilities:
Intangible assets	$(65,084)	$(75,104)
Capitalized software costs	(14,143)	(15,862)
Property and equipment	(9,705)	(6,651)
Total deferred tax liabilities	(88,932)	(97,617)
Net deferred tax liabilities	$(47,079)	$(55,059)

At March 31, 2016, the Company has net operating loss carryforwards of approximately $5.6 million and $70.9 million for U.S. federal and state income tax purposes, respectively.  These net operating loss carryforwards expire in various amounts and will completely expire if not used by 2036.  The Company has foreign net operating loss carryforwards of approximately $130.9 million. Of this amount, $130.0 million do not have expiration dates.  The remainder expires in various amounts and will completely expire if not used by 2025.  The Company has federal and state credit carryforwards of $3.5 million and $17.5 million, respectively, of which $0.9 million and $1.5 million, respectively, will be credited to additional paid-in capital when realized.  Of the credits, $5.1 million will not expire.  The remainder expires in various amounts and will completely expire if not used by 2036.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

Based upon the Company's history of profitability and taxable income and the reversal of taxable temporary differences in the U.S., management believes that with the exception of carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has established valuation allowances against $6.0 million of deferred tax assets related to loss and credit carryforwards in the states where activity does not support the deferred tax asset.

Based upon the Company's history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions.  In addition, Management believes it is not more likely than not the Company will realize the benefits of certain foreign loss carryforwards and has established valuation allowances in the amount of $40.6 million against all of its foreign deferred tax assets in such jurisdictions.   No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.  The earnings of subsidiaries in such jurisdictions and the differences in income taxes computed using the U.S. statutory tax rate and the effective tax rate in such jurisdictions are not significant.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Balance at beginning of period	$9,711	$2,457	$3,646
Increases related to prior year tax positions	1,717	292	946
Decreases related to prior year tax positions	(1,227)	(83)	-
Increases related to current year tax positions	2,035	4,339	902
Increases resulting from acquisitions	-	2,887	-
Settlements with taxing authorities	(1,330)	-	-
Lapse of statute of limitations	-	(181)	(3,037)
Balance at end of period	$10,906	$9,711	$2,457

The total amount of gross unrecognized tax benefits as of March 31, 2016 was $10.9 million, of which up to $8.8 million would reduce the Company's effective tax rate in future periods if and when realized.  The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense.  The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $0.3 million as of March 31, 2016. There was no material change in accrued interest and penalties during fiscal year 2016. The Company does not anticipate any reduction of unrecognized tax benefits within the next 12 months.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company's subsidiaries also file tax returns in various foreign jurisdictions in which it operates.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company's federal income tax returns for fiscal years subsequent to 2012. The status of state and local and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

14.            RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan which covers substantially all U.S. employees.  The Company also offers a supplemental nonqualified deferred compensation plan ("SNQDC Plan") for certain highly-compensated employees.  The Company matches 50% of the first 6% of employee's annual aggregate contributions.  The Company may also contribute additional amounts to the plans at the discretion of the board of directors.

Company contributions for the above plans amounted to approximately $6.1 million, $5.3 million and $4.6 million in fiscal years 2016, 2015 and 2014, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $12.5 million and $14.2 million at March 31, 2016 and 2015, respectively.

The Company has one small defined benefit pension plan covering certain employees in Germany.  Both the projected benefit obligation and accumulated benefit obligation were $0.4 million and $0.5 million as of March 31, 2016 and 2015, respectively.  There were no plan assets as of either March 31, 2016 or March 31, 2015, resulting in an excess of benefit obligations over plan assets of $0.4 million at March 31, 2016 and $0.5 million at March 31, 2015.

15.            FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company's operations.  The following table shows financial information by geographic area for the years 2016, 2015 and 2014 (dollars in thousands):

Revenue
	2016	2015	2014
United States	$770,043	$709,133	$692,773
Foreign
Europe	$52,562	$59,958	$73,294
APAC	25,138	32,658	34,540
Other	2,345	3,162	4,546
All Foreign	$80,045	$95,778	$112,380
	$850,088	$804,911	$805,153

Long-lived assets excluding financial instruments (dollars in thousands)
	March 31, 2016	March 31, 2015
United States	$748,123	$749,591
Foreign
Europe	$11,899	$11,466
APAC	13,817	20,682
Other	-	944
All Foreign	$25,716	$33,092
	$773,839	$782,683

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

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

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2016, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of financial assets and liabilities measured at fair value as of March 31, 2016 and 2015 (dollars in thousands):

As of March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,532	$-	$-	$12,532
Total assets	$12,532	$-	$-	$12,532

Liabilities:
Other accrued expenses	$-	$115	$-	$115
Total liabilities	$-	$115	$-	$115

As of March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,174	$-	$-	$14,174
Total assets	$14,174	$-	$-	$14,174

Liabilities:
Other noncurrent liabilities	$-	$199	$-	$199
Total liabilities	$-	$199	$-	$199

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

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

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

The following table presents information by business segment (dollars in thousands).  The prior-year segment information has been restated to conform to the new segment presentation:

	2016	2015	2014
Revenues:
Marketing Services	$449,772	$446,103	$465,572
Audience Solutions	297,846	303,836	325,932
Connectivity	102,470	54,972	13,649
Total segment revenues	$850,088	$804,911	$805,153

Gross profit(1):
Marketing Services	$152,258	$156,395	$150,533
Audience Solutions	167,715	158,386	162,369
Connectivity	61,199	13,322	(11,688)
Total segment gross profit	$381,172	$328,103	$301,214

Income (loss) from operations(1):
Marketing Services	$74,371	$81,247	$83,771
Audience Solutions	109,598	115,078	119,950
Connectivity	(3,298)	(40,069)	(46,767)
Total segment income from operations	$180,671	$156,256	$156,954

Depreciation and amortization:
Marketing Services	$9,988	$12,280	$7,763
Audience Solutions	12,909	12,652	14,991
Connectivity	19,932	16,469	3,061
Corporate	42,634	39,046	31,085
Total depreciation and amortization	$85,463	$80,447	$56,900
(1) Gross profit and Income (loss) from operations reflect only the direct and allocable controllable costs of each segment and do not include allocations of corporate expenses (primarily general and administrative expenses) and gains, losses, and other items, net. Additionally, Gross profit and Income (loss) from operations do not reflect non-cash stock compensation expense and purchased intangible asset amortization.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

The following table reconciles total operating segment gross profit to gross profit and total operating segment income from operations to loss from operations:

	2016	2015	2014

Total segment gross profit	$381,172	$328,103	$301,214
Less:
Purchased intangible asset amortization	15,466	11,454	-
Non-cash stock compensation	2,150	1,459	1,578
Corporate expenses	1,850	4,316	-
Gross profit	$361,706	$310,874	$299,636

Total segment income from operations	$180,671	$156,256	$156,954
Less:
Corporate expenses	127,844	126,570	99,818
Gains, losses and other items, net	12,132	22,600	17,168
Impairment of goodwill and other	6,829	-	24,953
Purchased intangible asset amortization	15,466	11,454	252
Non-cash stock compensation	31,463	28,316	13,206
Income (loss) from operations	$(13,063)	$(32,684)	$1,557

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016, 2015 AND 2014

18.            UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The following tables contain selected unaudited statement of operations information for each quarter of 2016 and 2015.  The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Unaudited quarterly results are as follows:

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2015	Quarter ended September 30, 2015	Quarter ended December 31, 2015	Quarter ended March 31, 2016
Revenue	$196,895	$207,345	$221,193	$224,655
Gross profit	79,186	86,033	95,458	101,029
Loss from operations	(2,869)	(2,056)	(374)	(7,764)
Earnings (loss) from discontinued operations, net of tax	4,143	12,068	(971)	111
Net earnings (loss)	(1,039)	10,723	(1,410)	(1,571)

Basic earnings (loss) per share:
Continuing operations	(0.07)	(0.02)	(0.01)	(0.02)
Discontinued operations	0.05	0.15	(0.01)	0.00
Net earnings (loss)	(0.01)	0.14	(0.02)	(0.02)

Diluted earnings (loss) per share:
Continuing operations	(0.07)	(0.02)	(0.01)	(0.02)
Discontinued operations	0.05	0.15	(0.01)	0.00
Net earnings (loss)	(0.01)	0.14	(0.02)	(0.02)

(dollars in thousands except per-share amounts)	Quarter ended June 30, 2014	Quarter ended September 30, 2014	Quarter ended December 31, 2014	Quarter ended March 31, 2015
Revenue	$186,683	$204,248	$208,246	$205,734
Gross profit	71,119	79,290	82,439	78,026
Loss from operations	(13,086)	(6,443)	(2,290)	(10,865)
Earnings from discontinued operations, net of tax	3,137	5,557	3,819	2,998
Net earnings (loss)	(7,604)	(1,544)	4,156	(6,039)

Basic earnings (loss) per share:
Continuing operations	(0.14)	(0.09)	0.00	(0.12)
Discontinued operations	0.04	0.07	0.05	0.04
Net earnings (loss)	(0.10)	(0.02)	0.05	(0.08)
Diluted earnings (loss) per share:
From continuing operations	(0.14)	(0.09)	0.00	(0.12)
From discontinued operations	0.04	0.07	0.05	0.04
Net earnings (loss)	(0.10)	(0.02)	0.05	(0.08)

Some earnings (loss) per share amounts may not add due to rounding.