Form 10-Q
period 2016-06-30
ACXIOM CORP
filed 2016-08-05
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 2, 2016 was 77,409,054.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

June 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	March 31,
	2016	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$150,160	$189,629
Trade accounts receivable, net	127,655	138,650
Refundable income taxes	7,606	9,834
Other current assets	34,919	37,897
Total current assets	320,340	376,010

Property and equipment, net of accumulated depreciation and amortization	179,211	183,043
Software, net of accumulated amortization	52,537	55,735
Goodwill	492,598	492,745
Purchased software licenses, net of accumulated amortization	9,561	10,116
Deferred income taxes	6,170	6,885
Other assets, net	23,547	25,315
	$1,083,964	$1,149,849
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$32,262	$32,243
Trade accounts payable	26,216	37,717
Accrued expenses
Payroll	27,733	61,309
Other	47,977	48,254
Deferred revenue	38,378	44,477
Total current liabilities	172,566	224,000

Long-term debt	150,124	157,897
Deferred income taxes	52,571	53,964
Other liabilities	14,939	15,020
Commitments and contingencies
Equity:
Common stock	13,102	13,039
Additional paid-in capital	1,095,510	1,082,220
Retained earnings	602,477	598,501
Accumulated other comprehensive income	7,590	8,590
Treasury stock, at cost	(1,024,915)	(1,003,382)
Total equity	693,764	698,968
	$1,083,964	$1,149,849

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three months ended
	June 30,
	2016	2015

Revenues	$214,801	$196,895
Cost of revenue	122,819	117,709
Gross profit	91,982	79,186
Operating expenses:
Research and development	18,652	20,011
Sales and marketing	37,348	29,494
General and administrative	27,506	31,743
Gains, losses and other items, net	314	807
Total operating expenses	83,820	82,055
Income (loss) from operations	8,162	(2,869)
Other income (expense):
Interest expense	(1,812)	(1,885)
Other, net	307	304
Total other expense	(1,505)	(1,581)
Income (loss) from continuing operations before income taxes	6,657	(4,450)
Income taxes	2,681	732
Net earnings (loss) from continuing operations	3,976	(5,182)
Earnings from discontinued operations, net of tax	—	4,143
Net earnings (loss)	$3,976	$(1,039)

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.05	$(0.07)
Net earnings from discontinued operations	—	0.05
Net earnings (loss)	$0.05	$(0.01)

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.05	$(0.07)
Net earnings from discontinued operations	—	0.05
Net earnings (loss)	$0.05	$(0.01)

Some earnings (loss) per share amounts may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	For the Three months ended
	June 30,
	2016	2015

Net earnings (loss)	$3,976	$(1,039)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,005)	718
Unrealized gain on interest rate swap	5	11
Other comprehensive income (loss)	(1,000)	729
Comprehensive income (loss)	$2,976	$(310)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JUNE 30, 2016

(Unaudited)

(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity

Balances at March 31, 2016	130,390,106	$13,039	$1,082,220	$598,501	$8,590	(53,030,682)	$(1,003,382)	$698,968
Employee stock awards, benefit plans and other issuances	288,212	29	4,271	—	—	(66,955)	(1,326)	2,974
Tax impact of stock options and restricted stock	—	—	463	—	—	—	—	463
Non-cash stock-based compensation	14,746	1	8,589	—	—	—	—	8,590
Restricted stock units vested	331,800	33	(33)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(925,838)	(20,207)	(20,207)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(1,005)	—	—	(1,005)
Unrealized gain on interest rate swap	—	—	—	—	5	—	—	5
Net earnings	—	—	—	3,976	—	—	—	3,976
Balances at June 30, 2016	131,024,864	$13,102	$1,095,510	$602,477	$7,590	(54,023,475)	$(1,024,915)	$693,764

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Three months ended June 30,
	2016	2015

Cash flows from operating activities:
Net earnings (loss)	$3,976	$(1,039)
Earnings from discontinued operations, net of tax	—	(4,143)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,790	21,775
Loss on disposal or impairment of assets	—	241
Deferred income taxes	(678)	(1,522)
Non-cash stock-based compensation expense	8,590	8,123
Changes in operating assets and liabilities:
Accounts receivable, net	9,487	(8,037)
Other assets	5,383	384
Accounts payable and other liabilities	(41,021)	(3,530)
Deferred revenue	(5,777)	(255)
Net cash provided by operating activities	750	11,997

Cash flows from investing activities:
Capitalized software development costs	(3,982)	(2,797)
Capital expenditures	(10,694)	(12,876)
Data acquisition costs	(20)	(430)
Net cash used in investing activities	(14,696)	(16,103)

Cash flows from financing activities:
Payments of debt	(8,053)	(8,099)
Sale of common stock, net of stock acquired for withholding taxes	2,974	2,069
Excess tax benefits from stock-based compensation	514	(77)
Acquisition of treasury stock	(20,207)	(14,951)
Net cash used in financing activities	(24,772)	(21,058)
Net cash used in continuing operations	(38,718)	(25,164)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	11,653
Net cash used in investing activities	—	(4,484)
Net cash used in financing activities	—	(153)
Net cash provided by discontinued operations	—	7,016
Net cash used in continuing and discontinued operations	(38,718)	(18,148)
Effect of exchange rate changes on cash	(751)	330

Net change in cash and cash equivalents	(39,469)	(17,818)
Cash and cash equivalents at beginning of period	189,629	141,010
Cash and cash equivalents at end of period	$150,160	$123,192

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Three months ended June 30,
	2016	2015
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,258	$2,185
Income taxes	(76)	(1,044)
Payments on capital leases and installment payment arrangements	—	216
Other debt payments	8,053	8,036

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom”, we, us or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”).  In the opinion of the Registrant’s management all adjustments necessary for a fair presentation of the results for the periods included have been made and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2016 (“2016 Annual Report”), as filed with the Commission on May 27, 2016.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2016 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2017.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2016 Annual Report.

Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to continuing operations.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining the usefulness of the information provided to users of financial statements. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (fiscal 2018 for the Company), including interim periods within those fiscal years.  Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous guidance, ASC 840, Leases. ASU 2016-02 creates a new Topic, ASC 842, Leases. This new Topic retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under U.S. GAAP, as well as some cost guidance and guidance on certain gains and losses. The FASB also issued ASU 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations, and ASU 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing.  The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among other areas. The effective date for the update has been deferred until fiscal 2019 for the Company, with early application allowed for fiscal 2018.  Adoption of the update may be applied using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospective application with the cumulative effect recognized at the date of initial application and providing certain additional disclosures. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

2.EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended
	June 30,
	2016	2015
Basic earnings (loss) per share:
Net income (loss) from continuing operations	$3,976	$(5,182)
Net earnings from discontinued operations, net of tax	—	4,143
Net earnings (loss)	$3,976	$(1,039)

Basic weighted-average shares outstanding	77,471	77,918
Basic earnings (loss) per share:
Continuing operations	$0.05	$(0.07)
Discontinued operations	—	0.05
Net earnings (loss)	$0.05	$(0.01)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,471	77,918
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,882	—
Diluted weighted-average shares outstanding	79,353	77,918
Diluted earnings (loss) per share:
Continuing operations	$0.05	$(0.07)
Discontinued operations	—	0.05
Net earnings (loss)	$0.05	$(0.01)

Some earnings (loss) per share amounts may not add due to rounding.

Due to the net loss from continuing operations incurred by the Company during the quarter ended June 30, 2015, the dilutive effect of options, warrants and restricted stock units covering 1.4 million shares of common stock was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

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

	For the quarter ended
	June 30,
	2016	2015
Number of shares outstanding under options, warrants and restricted stock units	709	2,029
Range of exercise prices for options	$19.07 - $32.85	$2.58 - $62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016 (see Note 14).  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. During the three months ended June 30, 2016, the Company repurchased 0.9 million shares of its common stock for $20.2 million.  Through June 30, 2016, the Company had repurchased 16.4 million shares of its stock for $275.4 million, leaving remaining capacity of $124.6 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The following table presents the accumulated balances for each component of other comprehensive income (dollars in thousands):

	June 30,	March 31,
	2016	2016
Foreign currency translation	$7,699	$8,705
Unrealized loss on interest rate swap	(109)	(115)
	$7,590	$8,590

3.SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 28.9 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At June 30, 2016, there were a total of 2.3 million shares available for future grants under the plans.

Stock Option Activity

Stock option activity for the three-month period ended June 30, 2016 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	3,604,102	$14.52
Exercised	(158,632)	$9.00		$1,997
Forfeited or cancelled	(28,441)	$13.42
Outstanding at June 30, 2016	3,417,029	$14.78	5.1	$25,363
Exercisable at June 30, 2016	2,645,523	$15.03	4.3	$19,033

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on June 30, 2016.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of June 30, 2016 is presented below:

			Options outstanding				Options exercisable
Range of				Weighted-average		Weighted-average		Weighted-average
exercise price			Options	remaining		exercise price	Options	exercise price
per share			outstanding	contractual life		per share	exercisable	per share

$0.85	-	$9.99	626,572	6.8	years	$1.85	387,045	$1.85
$10.00	-	$19.99	1,756,862	5.1	years	$15.10	1,439,173	$14.51
$20.00	-	$24.99	1,014,043	4.1	years	$21.88	809,531	$22.06
$25.00	-	$32.85	19,552	7.4	years	$32.85	9,774	$32.85
			3,417,029	5.1	years	$14.78	2,645,523	$15.03

Total expense related to stock options for the three months ended June 30, 2016 and 2015 was approximately $1.8 million and $2.7 million, respectively.  Future expense for these options is expected to be approximately $7.8 million over the next four years.

Performance Stock Option Unit Activity

On June 29, 2016, the Company granted 622,084 performance-based stock option units with a value at the date of grant of $4.8 million, determined using a Monte Carlo simulation model.  All of the units granted in the current period vest and become exercisable in three equal tranches, each being subject to attainment of performance criteria and a subsequent service period established by the compensation committee of the board of directors (“Comp Committee”).  Each of the three tranches may vest in a number of stock options, from zero to 300% of the initial award, each having an exercise price of $21.32, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2017, 2018, and 2019 respectively. Each tranche is subject to a service period following the respective performance periods, such that each tranche will cliff vest in two separate 50% increments over two years beginning with the Comp Committee meeting that immediately follows the end of the respective performance period.

Performance stock option unit activity for the three-month period ended June 30, 2016 was:

Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	—	$—
Granted	622,084	$21.32
Outstanding at June 30, 2016	622,084	$21.32	2.9	$417
Exercisable at June 30, 2016	—	$—	—	$—

Total expense related to performance stock option units for the three months ended June 30, 2016 was not material.  Future expense for these performance stock option units is expected to be approximately $4.8 million over the next four years.

Stock Appreciation Right (SAR) Activity

SAR activity for the three-month period ended June 30, 2016 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	245,404	$40.00
Outstanding at June 30, 2016	245,404	$40.00	0.75	$—
Exercisable at June 30, 2016	—	$—	—	$—

Total expense related to SARs for the three months ended June 30, 2016 and 2015 was not material.  Future expense for these SARs is expected to be approximately $0.1 million over the next year.

Restricted Stock Unit Activity

During the three months ended June 30, 2016, the Company granted time-vesting restricted stock units covering 1,099,159 shares of common stock with a value at the date of grant of $23.4 million. Of the restricted stock units granted in the current period, 1,085,055 vest in equal annual increments over four years and 14,104 vest in one year. Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the three-month period ended June 30, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	2,279,895	$19.69	2.12
Granted	1,099,159	$21.25
Vested	(334,886)	$18.44
Forfeited or cancelled	(34,028)	$19.71
Outstanding at June 30, 2016	3,010,140	$20.40	2.61

During the three months ended June 30, 2016, the Company granted performance-based restricted stock units covering 254,420 shares of common stock with a value at the date of grant of $6.3 million, using a Monte Carlo simulation model.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the Comp Committee.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the Comp Committee of the board of directors for the period from April 1, 2016 to March 31, 2019.

Non-vested performance-based restricted stock unit activity for the three-month period ended June 30, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	516,818	$18.62	1.67
Granted	254,420	$24.66
Forfeited or cancelled	(8,898)	$17.43
Outstanding at June 30, 2016	762,340	$20.65	1.87

Total expense related to all restricted stock units in the three months ended June 30, 2016 and 2015 was approximately $6.2 million and $5.1 million, respectively.  Future expense for these restricted stock units is expected to be approximately $55.3 million over the next four years.

Other Performance Unit Activity

Other performance-based unit activity for the three-month period ended June 30, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	635,655	$4.07	1.30
Outstanding at June 30, 2016	635,655	$4.07	1.05

Total expense related to other performance units for the three months ended June 30, 2016 and 2015 was $0.2 million in both periods.  Future expense for these performance units is expected to be approximately $1.1 million over the next two years.

4.DISCONTINUED OPERATIONS:

IT Infrastructure Management business (“ITO”)

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

Summary results of operations of ITO for the three months ended June 30, 2015, are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.

The following table is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	For the Three months ended
	June 30,
	2016	2015
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$—	$52,580
Cost of revenue	—	40,568
Gross profit	—	12,012
Operating expenses:
Sales and marketing	—	998
General and administrative	—	3,768
Total operating expenses	—	4,766
Income from discontinued operations	—	7,246
Interest expense	—	(564)
Other, net	—	(3)
Earnings from discontinued operations before income taxes	—	6,679
Income taxes	—	2,536
Earnings from discontinued operations, net of tax	$—	$4,143

ITO was a provider of managed hosting and cloud infrastructure services, optimized for mid-tier enterprises.  The Company entered into certain agreements with ITO in which support services, including data center co-location services, are provided from the Company to ITO, and from ITO to the Company. Additionally, the Company entered into certain other agreements with ITO to provide or receive leased office space. The terms of these agreements range from several months to the longest of which continues through July 2020. The agreements generally provide cancellation provisions, without penalty, at various times throughout the term.  For the quarter ended June 30, 2016, cash inflows and outflows related to the agreements, included in cash flows from operating activities in the condensed consolidated statements of cash flows, were $1.8 million and $1.5 million, respectively.  Revenues and expenses related to the agreements, included in income (loss) from continued operations in the condensed consolidated statements of operations, were $1.7 million and $1.4 million, respectively.

5.OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30,	March 31,
	2016	2016
Prepaid expenses	$22,119	$25,365
Assets of non-qualified retirement plan	12,800	12,532
Other current assets	$34,919	$37,897

Other noncurrent assets consist of the following (dollars in thousands):

	June 30,	March 31,
	2016	2016
Acquired intangible assets, net	$17,850	$19,203
Deferred data acquisition costs	1,273	1,644
Deferred expenses	1,035	883
Prepaid expenses	1,381	1,404
Other miscellaneous noncurrent assets	2,008	2,181
Noncurrent assets	$23,547	$25,315

6.GOODWILL:

The following table summarizes Goodwill activity, by segment, for the three months ended June 30, 2016 (dollars in thousands).

	Marketing	Audience
	Services	Solutions	Connectivity	Total
Balance at March 31, 2016	$124,586	$273,430	$94,729	$492,745
Allant adjustment	—	19	—	19
Change in foreign currency translation adjustment	(115)	—	(51)	(166)
Balance at June 30, 2016	$124,471	$273,449	$94,678	$492,598

Goodwill by component included in each segment as of June 30, 2016 was:

	Marketing	Audience
	Services	Solutions	Connectivity	Total
U.S.	$116,594	$273,449	$91,164	$481,207
APAC	7,877	—	3,514	11,391
Balance at June 30, 2016	$124,471	$273,449	$94,678	$492,598

7.LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	June 30,	March 31,
	2016	2016
Term loan credit agreement	$177,500	$185,000
Other debt and long-term liabilities	7,302	7,856
Total long-term debt and capital leases	184,802	192,856

Less current installments	32,262	32,243
Less deferred debt financing costs	2,416	2,716
Long-term debt, excluding current installments and deferred debt financing costs	$150,124	$157,897

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At June 30, 2016, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at June 30, 2016 or March 31, 2016.  The weighted-average interest rate on term loan borrowings at June 30, 2016 was 2.6%. Outstanding letters of credit at June 30, 2016 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2016, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2016 was 0.65%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended June 30, 2016.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of June 30, 2016, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.1 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2016.

8.ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $6.9 million at June 30, 2016 and $7.3 million at March 31, 2016.

9.SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.

Revenues and cost of revenue are generally directly attributed to the segments. Certain revenue contracts are allocated among the segments based on the relative value of the underlying products and services. Cost of revenue, excluding non-cash stock compensation expense and purchased intangible asset amortization, is directly charged in most cases and allocated in certain cases based upon proportional usage.

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

The following table presents information by business segment (dollars in thousands):

	For the Three months ended
	June 30,
	2016	2015
Revenues:
Marketing Services	$109,715	$107,726
Audience Solutions	73,744	68,550
Connectivity	31,342	20,619
Total segment revenues	$214,801	$196,895

Gross profit(1):
Marketing Services	$37,466	$36,034
Audience Solutions	41,912	36,824
Connectivity	17,575	11,953
Total segment gross profit	$96,953	$84,811

Income (loss) from operations(1):
Marketing Services	$20,145	$16,853
Audience Solutions	25,096	24,087
Connectivity	291	(791)
Total segment income from operations	$45,532	$40,149

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

The following table reconciles total operating segment gross profit to gross profit and total operating segment income from operations to income (loss) from operations:

	For the Three months ended
	June 30,
	2016	2015

Total segment gross profit	$96,953	$84,811

Less:
Purchased intangible asset amortization	4,077	3,754
Non-cash stock compensation	894	429
Accelerated amortization	—	1,442
Gross profit	$91,982	$79,186

Total segment income from operations	$45,532	$40,149

Less:
Corporate expenses (principally general and administrative)	24,389	25,478
Gains, losses and other items, net	314	807
Purchased intangible asset amortization	4,077	3,754
Non-cash stock compensation	8,590	8,123
Separation and transformation costs	—	3,414
Accelerated amortization	—	1,442
Income (loss) from operations	$8,162	$(2,869)

10.RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the three months ended June 30, 2016 (dollars in thousands):

	Associate-related	Ongoing
	reserves	contract costs	Total

March 31, 2016	$2,855	$3,524	$6,379
Restructuring charges and adjustments	279	—	279
Payments	(2,011)	(879)	(2,890)
June 30, 2016	$1,123	$2,645	$3,768

The above balances are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the three months ended June 30, 2016, the Company recorded a total of $0.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $0.3 million and represented adjustments to the fiscal 2016 restructuring plan.

In fiscal 2016, the Company recorded a total of $12.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $8.6 million, lease termination charges and accruals of $3.0 million, and leasehold improvement write-offs of $0.4 million.

The associate-related accruals of $8.6 million relate to the termination of associates in the United States, Europe, Brazil and Australia.  Of the amount accrued for 2016, $0.8 million remained accrued as of June 30, 2016. These costs are expected to be paid out in fiscal 2017.

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

The associate-related accruals of $13.3 million related to the termination of associates in the United States, Europe, Australia, and China and included an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $0.3 million remained accrued as of June 30, 2016.  These costs are expected to be paid out in fiscal 2017.

The lease accruals of $6.5 million were determined in accordance with the accounting standards that govern exit costs. These accounting standards require the Company to accrue for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for 2015, $2.6 million remained accrued as of June 30, 2016.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the Three months ended
	June 30,
	2016	2015
Restructuring plan charges and adjustments	$279	$803
Other	35	4
	$314	$807

11.COMMITMENTS AND CONTINGENCIES:

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 24 years of $83.0 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At June 30, 2016, the Company’s maximum potential future payments under this guarantee totaled $0.4 million.

12.INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The estimated annual effective income tax rate for the current fiscal year is impacted by state income taxes, federal research tax credits, losses in foreign jurisdictions, and nondeductible share-based compensation.  State income taxes are influenced by the geographic and legal entity mix of the Company’s U.S. income as well as the diversity of rules among the states.  In addition, the Company qualifies for research tax credits in certain states.  The Company does not record a tax benefit for certain foreign losses due to uncertainty of future benefit.

13.FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

•

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At June 30, 2016, the estimated fair value of long-term debt approximates its carrying value.

•

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

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,800	$—	$—	$12,800
Total assets	$12,800	$—	$—	$12,800

Liabilities:
Other accrued expenses	$—	$109	$—	$109
Total liabilities	$—	$109	$—	$109

14.SUBSEQUENT EVENTS:

Impact Email Business Disposition

On August 4, 2016, the Company announced that it had entered into a definitive agreement to sell its Impact email business to Zeta Interactive for a total consideration of $22 million.  The Company will also enter into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services.  These transactions sharpen the Company’s focus on providing the data foundation for the world’s best marketers and opens the door to deeper partnerships with the marketing ecosystem.

The sale is expected to close in the second quarter of fiscal 2017, following the satisfaction of customary closing conditions.  The Company plans to use the proceeds from the sale to help fund the expansion of its share repurchase program.

Stock Repurchase Program Expansion

On July 28, 2016, the board of directors adopted an amendment to its existing stock repurchase program.  The amendment increases its stock repurchase authorization from $300 to $400 million and extends the program through June 30, 2018.   The Company is authorized to repurchase shares from time to time over the next 18 months in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.  The stock repurchase program may be suspended or discontinued at any time.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation is a global technology and enablement services company with a vision to power a world where all marketing is relevant. We provide the data foundation for the world’s best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omni-channel customer experiences.

Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol “ACXM.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our client list includes more than 3,000 of the world’s largest and best known brands across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

Operating Segments

Our operating segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 9 – Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

•

Strategy and Analytics. Our Strategy and Analytics offering consists of marketing strategists and data scientists who leverage industry knowledge and advanced analytics to assist our clients with identifying growth opportunities, addressing marketing data and technology needs, and adopting best practices. In addition, we help our clients identify and address their data privacy and governance requirements.

Strategy and Analytics revenue consists primarily of project-based fees.

•

Impact Email Platform and Services. Acxiom Impact™ provides email and cross-channel data-driven marketing solutions for enterprise marketers, including a proprietary marketing platform and agency services.

Acxiom ImpactTM revenue consists of (1) volume-based fees for the use of the Impact email platform and (2) project-based and retainer-based fees for associated agency services.

Audience Solutions

Our Audience Solutions segment helps clients validate the accuracy of their data, enhance it with additional insight, and keep it up to date, enabling clients to reach desired audiences with highly relevant messages. Leveraging our recognition and data assets, clients can identify, segment, and differentiate their audiences for more effective marketing and superior customer experiences. Audience Solutions’ offerings include InfoBase, our large consumer data store that serves as the basis for Acxiom’s consumer demographics products, and AbiliTec, our patented identity resolution technology that assists our clients in reconciling and managing variations of customer identity over time and across multiple channels.

•

InfoBase. With more than 1,500 demographic, socio-economic and lifestyle data elements and several thousand predictive models, our InfoBase products provide marketers with the ability to identify and reach the right audience with the right message across both traditional and digital channels. Through partnerships with a wide range of online publishers and digital marketing platforms, including Facebook, Twitter, 4INFO, AOL, eBay, MSN, and Yahoo!, marketers can use InfoBase data to create and target specific audiences. For example, using InfoBase data available inside of Facebook’s Custom Audiences tool, a local pet store can run a campaign targeting male pet-owners who live in zip code 94123. Similarly, a regional bank can leverage our data to create and target an audience of households with children that generate a certain annual income and live in Central Arkansas.

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

Summary

Together, our products and services form the “power grid” for data, the critical foundation for people-based marketing that brands need to engage consumers across today’s highly fragmented landscape of channels and devices.

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

Summary Results and Notable Events

A summary of the quarter ended June 30, 2016 is presented below:

•	Revenues of $214.8 million, a 9.1% increase from $196.9 million in the same quarter a year ago.
•	Cost of revenue of $122.8 million, a 4.3% increase from $117.7 million in the same quarter a year ago.
•	Gross margin increased to 42.8% from 40.2% in the same quarter a year ago.
•	Total operating expenses of $83.8 million, a 2.2% increase from $82.1 million in the same quarter a year ago.
•	Cost of revenue and operating expenses for the quarters ended June 30, 2016 and 2015 include the following items:
o	Non-cash stock compensation of $8.6 million and $8.1 million, respectively (cost of revenue and operating expenses)
o	Purchased intangible asset amortization of $4.1 million and $3.8 million, respectively (cost of revenue)
o	Restructuring charges and other adjustments of $0.3 million and $0.8 million, respectively (operating expenses)
o	Separation and transformation costs of $0.0 million and $3.4 million, respectively (operating expenses)
o	Accelerated amortization of $0.0 million and $1.4 million, respectively (cost of revenue)
•	Net earnings from continuing operations of $4.0 million or $.05 per share compared to net loss from continuing operations of $5.2 million or $.07 per share in the same quarter a year ago.
•	The Company repurchased 0.9 million shares of its common stock for $20.2 million under the Company’s common stock repurchase program.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended June 30, 2016.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this quarterly report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the Three months ended
	June 30,
			%
	2016	2015	Change
Revenues	$214,801	$196,895	9
Cost of revenue	122,819	117,709	4
Gross profit	91,982	79,186	16
Operating expenses	83,820	82,055	2
Income/(loss) from operations	8,162	(2,869)	385
Net earnings (loss) from continuing operations	3,976	(5,182)	177
Diluted earnings (loss) per share from continuing operations	$0.05	$(0.07)	175

Revenues

The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):

	For the Three months ended
	June 30,
			%
	2016	2015	Change
Marketing Services	$109,715	$107,726	2
Audience Solutions	73,744	68,550	8
Connectivity	31,342	20,619	52
Total revenues	$214,801	$196,895	9

Total revenues were $214.8 million, an increase of 9.1%, or $17.9 million, from $196.9 million in the same quarter a year ago. Excluding the unfavorable impact of exchange rates ($0.7 million), total revenues increased 9.4%.

Marketing Services (“MS”) revenue for the quarter ended June 30, 2016 was $109.7 million, a $2.0 million, or 1.8%, increase compared to the same quarter a year ago. On a geographic basis, U.S. MS revenue increased $3.9 million, or 3.9%, due to an increase in Marketing Database revenue offset by a $3.4 million decrease in Acxiom Impact revenue as a result of contract losses. International MS revenue decreased $1.9 million, or 20.5%.  Excluding the unfavorable impact of exchange rates ($0.5 million), International MS revenue decreased $1.4 million, primarily due to contract and volume reductions in APAC ($1.9 million).  By line of business, increases in U.S. Marketing Database ($7.5 million) were offset by declines in U.S. Impact ($3.4 million), APAC Impact ($1.5 million), and the Brazil exit ($0.6 million).

Audience Solutions (“AS”) revenue for the quarter ended June 30, 2016 was $73.7 million, a $5.2 million, or 7.6%, increase compared to the same quarter a year ago. On a geographic basis, U.S. AS revenue increased $5.4 million, or 9.0%, due to increases in Digital Data business with existing partners. International AS revenue decreased $0.2 million, or 2.9%.  International AS revenue was impacted by the exit from Brazil ($0.3 million) and Australia ($0.7 million), offset partially by an increase in Europe ($0.7 million).  By line of business, AS revenue growth in Consumer Data ($7.2 million), due primarily to increases in revenue from digital data partners, were offset by declines in Recognition ($2.1 million) due primarily to a terminated contract.

Connectivity revenue for the quarter ended June 30, 2016 was $31.3 million, a $10.7 million, or 52.0%, increase compared to the same quarter a year ago. On a geographic basis, U.S. Connectivity revenue increased $10.0 million, or 52.8%, from the same quarter a year ago due to LiveRamp new customer additions.

Cost of revenue and Gross profit

The following table presents the Company’s cost of revenue and gross profit for each of the periods presented (dollars in thousands):

	For the Three months ended
	June 30,
			%
	2016	2015	Change
Cost of revenue	$122,819	$117,709	4
Gross profit	$91,982	$79,186	16
Gross margin	42.8%	40.2%	7

Cost of revenue: Includes all direct costs of sales such as data and other third party costs directly associated with revenue. Cost of revenue also includes operating expenses for each of the Company’s operations functions such as client services, account management, agency, strategy and analytics, IT, data acquisition, and products operations. Finally, cost of revenue includes amortization of internally developed software.

Cost of revenue was $122.8 million for the quarter ended June 30, 2016, a $5.1 million increase, or 4.3%, from the same quarter a year ago, and gross margins increased to 42.8% in the current year compared to 40.2% in the prior year. The gross margin increase is due to the Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 43.7% in the current year from 41.8% in the prior year due to the Connectivity and AS revenue growth. International gross margins increased to 32.8% in the current year from 26.1% in the prior year due to cost reductions in APAC and Connectivity growth.

Operating Expenses

The following table presents the Company’s operating expenses for each of the periods presented (dollars in thousands):

	For the Three months ended
	June 30,
			%
	2016	2015	Change
Research and development	$18,652	$20,011	(7)
Sales and marketing	37,348	29,494	27
General and administrative	27,506	31,743	(13)
Gains, losses and other items, net	314	807	(61)
Total operating expenses	$83,820	$82,055	2

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $18.7 million for the quarter ended June 30, 2016, a decrease of $1.4 million, or 6.8%, compared to the same quarter a year ago, and is 8.7% of total revenues compared to 10.2% in the prior year. The decrease is due to a $1.4 million reduction in non-cash stock based compensation.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $37.3 million for the quarter ended June 30, 2016, an increase of $7.9 million, or 26.6%, compared to the same quarter a year ago, and is 17.4% of total revenues compared to 15.0% in the prior year. The increase is due to headcount investments in U.S. Connectivity and AS sales partially offset by reductions in International operations.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $27.5 million for the quarter ended June 30, 2016, a decrease of $4.2 million, or 13.3%, compared to the same quarter a year ago, and is 12.8% of total revenues compared to 16.1% in the prior year. The decrease is due primarily to a decline in separation and transformation costs of $3.4 million.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $0.3 million for the quarter ended June 30, 2016 decreased $0.5 million, or 61.1%, compared to the same quarter a year ago.  The current year amount is related primarily to restructuring charges associated with the Australia business.

Income (Loss) from Operations and Profit (Loss) Margins

The following table presents the Company’s income (loss) from operations and margin by segment for each of the periods presented (dollars in thousands):

	For the Three months ended
	June 30,
	2016	2015
Operating income (loss) and margin:
Marketing Services	$20,145	$16,853
	18.4%	15.6%
Audience Solutions	25,096	24,087
	34.0%	35.1%
Connectivity	291	(791)
	0.9%	(3.8%)
Less:
Corporate	24,389	30,334
Gains, losses and other items, net	314	807
Purchased intangible asset amortization	4,077	3,754
Non-cash stock compensation	8,590	8,123
Income (loss) from operations	$8,162	$(2,869)
Total operating margin	3.8%	(1.5%)

Income from operations was $8.2 million for the quarter ended June 30, 2016 compared to a loss of $2.9 million for the same quarter a year ago.  The increase in income from operations of $11.0 million was due primarily to an increase in MS income from operations and a decrease in corporate expenses primarily related to lower separation costs.

MS income from operations was $20.1 million, an 18.4% margin, for the quarter ended June 30, 2016 compared to $16.9 million, a 15.6% margin, for the same quarter a year ago.  U.S. margins increased to 19.0% in the current quarter from 17.6% due to R&D cost reductions. International margins increased to 9.6% from negative 5.8% due to gross margin improvements and S&M cost reductions and exchange rate variances.

AS income from operations was $25.1 million, a 34.0% margin, for the quarter ended June 30, 2016 compared to $24.1 million, a 35.1% margin, for the same quarter a year ago.  U.S. margins decreased to 35.7% in the current quarter from 38.8% due to the investment in S&M headcount. International margin increased to 20.7% from 9.0% due to cost savings.

Connectivity income from operations was $0.3 million, a 0.9% margin, for the quarter ended June 30, 2016 compared to a loss of $0.8 million, a negative 3.8% margin, for the same quarter a year ago. The improvement is from new customers and upsell to existing customers.

Other Expense, Income Taxes and Other Items

Interest expense was $1.8 million for the quarter ended June 30, 2016 compared to $1.9 million for the same quarter a year ago. The decrease is primarily related to the term loan. The average balance decreased approximately $85 million and the average rate increased approximately 15 basis points.

Other income was $0.3 million for the quarters ended June 30, 2016 and 2015, respectively.  Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Income tax expense was $2.7 million on pretax income of $6.7 million for the quarter ended June 30, 2016 compared to income tax expense of $0.7 million on a pretax loss of $4.5 million for the same quarter last year. The effective tax rates for both periods were impacted by state income taxes, nondeductible share-based compensation, and losses in foreign jurisdictions. The Company does not record the income tax benefit of certain of those losses due to uncertainty of future benefit. In addition, the quarter ended June 30, 2015 was impacted by the expiration of the federal research tax credit, which was permanently reinstated in December of 2015.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at June 30, 2016 totaled $147.8 million, a $4.2 million decrease when compared to $152.0 million at March 31, 2016, due primarily to treasury share repurchases.

The Company’s cash is primarily located in the United States.  Approximately $11.4 million of the total cash balance of $150.2 million, or approximately 7.6%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 54 days at June 30, 2016 compared to 56 days at March 31, 2016, and is calculated as follows (dollars in thousands):

	June 30,	March 31,
	2016	2016
Numerator – trade accounts receivable, net	$127,655	$138,650
Denominator:
Quarter revenue	214,801	224,655
Number of days in quarter	91	91
Average daily revenue	$2,360	$2,469
Days sales outstanding	54	56

Net cash provided by operating activities was $0.8 million for the three months ended June 30, 2016, compared to $12.0 million in the same period a year ago.  The $11.2 million decrease resulted primarily from the net decrease in working capital.

Investing activities used cash of $14.7 million during the three months ended June 30, 2016 compared to $16.1 million in the same period a year ago. Current year investing activities primarily consisted of capital expenditures ($10.7 million compared to $12.9 million in the prior period) and capitalization of software ($4.0 million compared to $2.8 million in the prior period).

Financing activities used cash of $24.8 million during the three months ended June 30, 2016 compared to $21.1 million in the same period a year ago.  Financing activities in the current year period primarily consisted of treasury stock purchases of $20.2 million (0.9 million shares of the Company’s common stock pursuant to the board of directors’ approved stock repurchase plan) and payments of debt of $8.1 million.

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on July 28, 2016 (see Note 14). Under the modified common stock repurchase program, the Company may purchase up to $400 million of its common stock through the period ending June 30, 2018. During the three months ended June 30, 2016, the Company repurchased 0.9 million shares of its common stock for $20.2 million. Through June 30, 2016, the Company had repurchased a total of 16.4 million shares of its stock for $275.4 million, leaving remaining capacity of $124.6 million under the program.

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At June 30, 2016, the LIBOR credit spread was 2.00%.  There were no revolving credit borrowings outstanding at June 30, 2016 or March 31, 2016.  The weighted-average interest rate on term loan borrowings at June 30, 2016 was 2.6%. Outstanding letters of credit at June 30, 2016 were $2.1 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At June 30, 2016, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of June 30, 2016 was 0.65%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended June 30, 2016.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of June 30, 2016, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an unrealized loss of $0.1 million since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income (loss) may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of June 30, 2016.

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

Off-Balance Sheet Items and Commitments

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This guarantee was made by the Company primarily to facilitate favorable financing terms for the third party.  Should the third party default, the Company would be required to perform under this guarantee.  At June 30, 2016, the Company’s maximum potential future payments under this guarantee totaled $0.4 million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $2.1 million at June 30, 2016.

Contractual Commitments

The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2016.   The table does not include the future payment of liabilities related to uncertain tax positions of $4.0 million or the future payment, if any, against the Company’s interest rate swap liability of $0.1 million as the Company is not able to predict the periods in which the payments will be made. The column for 2017 represents the remaining nine months ending March 31, 2017.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Term loan	$22,500	$37,500	$117,500	$—	$—	$—	$177,500
Other debt and long-term liabilities	1,689	2,320	1,583	1,362	348	—	7,302
Total long-term debt and capital leases	24,189	39,820	119,083	1,362	348	—	184,802
Operating lease payments	14,581	13,732	10,892	9,938	9,451	24,383	82,977
Total contractual cash obligations	$38,770	$53,552	$129,975	$11,300	$9,799	$24,383	$267,779

	For the years ending March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Total purchase commitments	$36,000	$18,736	$15,586	$14,462	$7,595	$—	$92,379

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2017 of $5.9 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2016 (dollars in thousands):

Lease guarantee	$383
Outstanding letters of credit	2,138
Surety bonds	405

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2016 Annual Report.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Germany, Poland, Australia and China.   Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility.  These advances are considered to be long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments.  The

Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2016 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2016 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

New Accounting Pronouncements Not Yet Adopted

See “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of certain accounting standards that have been issued but not yet adopted.

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

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company’s 2016 Annual Report and those described from time to time in our future reports filed with the SEC;
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

Other factors are detailed from time to time in periodic reports and registration statements filed with the SEC.  The Company believes that it has the product and technology offerings, facilities, associates and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, both of which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both June 30, 2016 and March 31, 2016, the fair value of the Company’s fixed rate long-term debt approximated carrying value.

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

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable

(b)Not Applicable

(c)The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
4/1/16 - 4/30/16	—	n/a	—	$144,792,367
5/1/16 - 5/31/16	—	n/a	—	144,792,367
6/1/16 - 6/30/16	925,838	21.83	925,838	124,585,732
Total	925,838	n/a	925,838	$124,585,732

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. Through June 30, 2016, the Company had repurchased 16.4 million shares of its stock for $275.4 million, leaving remaining capacity of $124.6 million under the stock repurchase program.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1	Equity Agreement by and between Acxiom Corporation and Travis May dated as of November 11, 2014

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

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2016, and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2016 and 2015,  (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Equity for the Three Months ended June 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: August 5, 2016

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Equity Agreement by and between Acxiom Corporation and Travis May dated as of November 11, 2014

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

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2016, and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2016 and 2015,  (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Equity for the Three Months ended June 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.