Form 10-Q
period 2016-09-30
ACXIOM CORP
filed 2016-11-08
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of November 4, 2016 was 77,468,461.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

September 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	March 31,
	2016	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$175,409	$189,629
Trade accounts receivable, net	130,509	138,650
Refundable income taxes	5,347	9,834
Other current assets	42,916	37,897
Total current assets	354,181	376,010

Property and equipment, net of accumulated depreciation and amortization	174,936	183,043
Software, net of accumulated amortization	45,048	55,735
Goodwill	487,055	492,745
Purchased software licenses, net of accumulated amortization	8,792	10,116
Deferred income taxes	10,038	6,885
Other assets, net	22,007	25,315
	$1,102,057	$1,149,849
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$32,281	$32,243
Trade accounts payable	36,300	37,717
Accrued expenses
Payroll	35,413	61,309
Other	46,581	48,254
Deferred revenue	33,394	44,477
Total current liabilities	183,969	224,000

Long-term debt	142,341	157,897
Deferred income taxes	53,532	53,964
Other liabilities	14,727	15,020
Commitments and contingencies
Equity:
Common stock	13,190	13,039
Additional paid-in capital	1,115,194	1,082,220
Retained earnings	609,617	598,501
Accumulated other comprehensive income	7,616	8,590
Treasury stock, at cost	(1,038,129)	(1,003,382)
Total equity	707,488	698,968
	$1,102,057	$1,149,849

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three months ended
	September 30,
	2016	2015

Revenues	$217,267	$207,345
Cost of revenue	120,105	121,312
Gross profit	97,162	86,033
Operating expenses:
Research and development	19,029	19,078
Sales and marketing	37,847	34,259
General and administrative	32,866	31,519
Impairment of goodwill and other assets	—	729
Gains, losses and other items, net	300	2,504
Total operating expenses	90,042	88,089
Income (loss) from operations	7,120	(2,056)
Other income (expense):
Interest expense	(1,689)	(1,956)
Other, net	(207)	59
Total other expense	(1,896)	(1,897)
Income (loss) from continuing operations before income taxes	5,224	(3,953)
Income taxes (benefit)	(1,916)	(2,608)
Net earnings (loss) from continuing operations	7,140	(1,345)
Earnings from discontinued operations, net of tax	—	12,068
Net earnings	$7,140	$10,723

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.09	$(0.02)
Net earnings from discontinued operations	—	0.15
Net earnings	$0.09	$0.14

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.09	$(0.02)
Net earnings from discontinued operations	—	0.15
Net earnings	$0.09	$0.14

Some earnings per share amounts may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Six months ended
	September 30,
	2016	2015

Revenues	$432,068	$404,240
Cost of revenue	242,924	239,021
Gross profit	189,144	165,219
Operating expenses:
Research and development	37,681	39,089
Sales and marketing	75,195	63,753
General and administrative	60,372	63,262
Impairment of goodwill and other assets	—	729
Gains, losses and other items, net	614	3,311
Total operating expenses	173,862	170,144
Income (loss) from operations	15,282	(4,925)
Other income (expense):
Interest expense	(3,501)	(3,841)
Other, net	100	363
Total other expense	(3,401)	(3,478)
Income (loss) from continuing operations before income taxes	11,881	(8,403)
Income taxes (benefit)	765	(1,876)
Net earnings (loss) from continuing operations	11,116	(6,527)
Earnings from discontinued operations, net of tax	—	16,211
Net earnings	$11,116	$9,684

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.14	$(0.08)
Net earnings from discontinued operations	—	0.21
Net earnings	$0.14	$0.12

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.14	$(0.08)
Net earnings from discontinued operations	—	0.21
Net earnings	$0.14	$0.12

Some earnings per share amounts may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	For the Three months ended
	September 30,
	2016	2015

Net earnings	$7,140	$10,723
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(65)	(2,392)
Unrealized gain (loss) on interest rate swap	91	(81)
Other comprehensive income (loss)	26	(2,473)
Comprehensive income	$7,166	$8,250

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	For the Six months ended
	September 30,
	2016	2015

Net earnings	$11,116	$9,684
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,070)	(1,674)
Unrealized gain (loss) on interest rate swap	96	(70)
Other comprehensive loss	(974)	(1,744)
Comprehensive income	$10,142	$7,940

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity

Balances at March 31, 2016	130,390,106	$13,039	$1,082,220	$598,501	$8,590	(53,030,682)	$(1,003,382)	$698,968
Employee stock awards, benefit plans and other issuances	718,518	72	11,433	—	—	(191,496)	(4,205)	7,300
Tax impact of stock options and restricted stock	—	—	1,116	—	—	—	—	1,116
Non-cash stock-based compensation	27,236	2	20,502	—	—	—	—	20,504
Restricted stock units vested	767,672	77	(77)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,314,840)	(30,542)	(30,542)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(1,070)	—	—	(1,070)
Unrealized gain on interest rate swap	—	—	—	—	96	—	—	96
Net earnings	—	—	—	11,116	—	—	—	11,116
Balances at September 30, 2016	131,903,532	$13,190	$1,115,194	$609,617	$7,616	(54,537,018)	$(1,038,129)	$707,488

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six months ended September 30,
	2016	2015

Cash flows from operating activities:
Net earnings	$11,116	$9,684
Earnings from discontinued operations, net of tax	—	(16,211)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,150	42,410
Loss (gain) on disposal or impairment of assets	(629)	161
Impairment of goodwill and other assets	—	729
Deferred income taxes	(6,539)	284
Non-cash stock-based compensation expense	20,504	15,483
Changes in operating assets and liabilities:
Accounts receivable, net	(1,564)	(9,281)
Other assets	3,679	(2,021)
Accounts payable and other liabilities	(21,780)	(10,336)
Deferred revenue	(9,705)	2,452
Net cash provided by operating activities	36,232	33,354

Cash flows from investing activities:
Capitalized software development costs	(7,875)	(6,733)
Capital expenditures	(20,539)	(23,120)
Data acquisition costs	(267)	(711)
Net cash received from disposition	16,988	—
Net cash used in investing activities	(11,693)	(30,564)

Cash flows from financing activities:
Payments of debt	(16,111)	(71,138)
Sale of common stock, net of stock acquired for withholding taxes	7,300	4,102
Excess tax benefits from stock-based compensation	1,415	(552)
Acquisition of treasury stock	(30,542)	(27,261)
Net cash used in financing activities	(37,938)	(94,849)
Net cash used in continuing operations	(13,399)	(92,059)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	9,715
Net cash provided by investing activities	—	122,831
Net cash used in financing activities	—	(206)
Net cash provided by discontinued operations	—	132,340
Net cash provided by (used in) continuing and discontinued operations	(13,399)	40,281
Effect of exchange rate changes on cash	(821)	(346)

Net change in cash and cash equivalents	(14,220)	39,935
Cash and cash equivalents at beginning of period	189,629	141,010
Cash and cash equivalents at end of period	$175,409	$180,945

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Six months ended September 30,
	2016	2015
Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,962	$4,337
Income taxes, net of refunds	197	5,266
Prepayment of debt	—	55,000
Payments on capital leases and installment payment arrangements	—	63
Payments on capital leases and installment payment arrangements of discontinued operations	—	206
Other debt payments	16,111	16,075

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom”, we, us or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”).  In the opinion of the Registrant’s management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2016 (“2016 Annual Report”), as filed with the Commission on May 27, 2016.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2016 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2017.

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

Accounting Pronouncements Adopted During the Current Year

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  The new standard eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues, including payments for debt prepayments or extinguishments. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 (fiscal 2019 for the Company) and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We early adopted the new standard during the current fiscal quarter ended September 30, 2016.  Early adoption did not result in any changes to our existing accounting policies, presentation of items in our condensed consolidated statements of cash flows, or any changes resulting from the retrospective application to all periods reported.

Recent Accounting Pronouncements Not Yet Adopted

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under U.S. GAAP, as well as some cost guidance and guidance on certain gains and losses. The FASB also issued ASU 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations, and ASU 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing.  The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among other areas. The effective date for the update has been deferred until fiscal 2019 for the Company, with early application allowed for fiscal 2018.  Adoption of the update may be applied using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospective application with the cumulative effect recognized at the date of initial application and providing certain additional disclosures. The Company has completed its assessment phase of the new standard and commenced the design phase. The Company cannot currently estimate the financial statement impact of adoption.

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

2.EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic earnings (loss) per share:
Net income (loss) from continuing operations	$7,140	$(1,345)	$11,116	$(6,527)
Net earnings from discontinued operations, net of tax	—	12,068	—	16,211
Net earnings	$7,140	$10,723	$11,116	$9,684

Basic weighted-average shares outstanding	77,446	77,960	77,459	77,939
Basic earnings (loss) per share:
Continuing operations	$0.09	$(0.02)	$0.14	$(0.08)
Discontinued operations	—	0.15	—	0.21
Net earnings	$0.09	$0.14	$0.14	$0.12

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,446	77,960	77,459	77,939
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	1,831	—	1,858	—
Diluted weighted-average shares outstanding	79,277	77,960	79,317	77,939
Diluted earnings (loss) per share:
Continuing operations	$0.09	$(0.02)	$0.14	$(0.08)
Discontinued operations	—	0.15	—	0.21
Net earnings	$0.09	$0.14	$0.14	$0.12

Some earnings per share amounts may not add due to rounding.

Due to the net loss from continuing operations incurred by the Company during the quarter and six months ended September 30, 2015, the dilutive effect of options, warrants and restricted stock units covering 1.4 million shares of common stock was excluded in each period from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

Additional options and warrants to purchase shares of common stock and restricted stock units, including performance-based restricted stock units not meeting performance criteria, that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except share price amounts):

	For the quarter ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Number of shares outstanding under options, warrants and restricted stock units	39	1,946	263	1,915
Range of exercise prices for options	$20.27 - $32.85	$2.58 - $62.06	$20.27 - $32.85	$2.58 - $62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. During the six months ended September 30, 2016, the Company repurchased 1.3 million shares of its common stock for $30.5 million.  Through September 30, 2016, the Company had repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The following table presents the accumulated balances for each component of other comprehensive income (dollars in thousands):

	September 30,	March 31,
	2016	2016
Foreign currency translation	$7,634	$8,705
Unrealized loss on interest rate swap	(18)	(115)
	$7,616	$8,590

3.SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 28.9 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At September 30, 2016, there were a total of 2.2 million shares available for future grants under the plans.

Stock Option Activity

Stock option activity for the six-month period ended September 30, 2016 was:

			Weighted-‑average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	3,604,102	$14.52
Exercised	(498,180)	$13.82		$4,848
Forfeited or cancelled	(47,833)	$16.24
Outstanding at September 30, 2016	3,058,089	$14.60	5.4	$36,961
Exercisable at September 30, 2016	2,353,864	$14.49	4.6	$28,685

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on September 30, 2016.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of September 30, 2016 is presented below:

			Options outstanding				Options exercisable
Range of				Weighted-average		Weighted-average		Weighted-average
exercise price			Options	remaining		exercise price	Options	exercise price
per share			outstanding	contractual life		per share	exercisable	per share

$0.85	-	$9.99	581,070	6.6	years	$1.86	403,973	$1.80
$10.00	-	$19.99	1,611,798	5.3	years	$15.22	1,294,109	$14.59
$20.00	-	$24.99	845,669	4.6	years	$21.77	646,008	$21.95
$25.00	-	$32.85	19,552	7.1	years	$32.85	9,774	$32.85
			3,058,089	5.4	years	$14.60	2,353,864	$14.49

Total expense related to stock options for the six months ended September 30, 2016 and 2015 was approximately $3.5 million and $5.9 million, respectively.  Future expense for these options is expected to be approximately $6.1 million over the next four years.

Performance Stock Option Unit Activity

On June 29, 2016, the Company granted 633,604 performance-based stock option units with a value at the date of grant of $4.9 million, determined using a Monte Carlo simulation model.  All of the units granted in the current period vest and become exercisable in three equal tranches, each being subject to attainment of performance criteria and a subsequent service period established by the compensation committee of the board of directors (“Comp Committee”).  Each of the three tranches may vest in a number of stock options, from zero to 300% of the initial award, each having an exercise price of $21.40, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2017, 2018, and 2019 respectively. Each tranche is subject to a service period following the respective performance periods, such that each tranche will cliff vest in two separate 50% increments over two years beginning with the Comp Committee meeting that immediately follows the end of the respective performance period.

Performance stock option unit activity for the six-month period ended September 30, 2016 was:

Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	—	$—
Granted	633,604	$21.40
Outstanding at September 30, 2016	633,604	$21.40	1.6	$3,326
Exercisable at September 30, 2016	—	$—	—	$—

Total expense related to performance stock option units for the six months ended September 30, 2016 was $0.3 million.  Future expense for these performance stock option units is expected to be approximately $4.6 million over the next five years.

Stock Appreciation Right (SAR) Activity

SAR activity for the six-month period ended September 30, 2016 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	245,404	$40.00
Outstanding at September 30, 2016	245,404	$40.00	0.5	$—
Exercisable at September 30, 2016	—	$—	—	$—

Total expense related to SARs for the six months ended September 30, 2016 and 2015 was $0.1 million in both periods.  Future expense for these SARs is expected to be approximately $0.1 million over the next year.

Restricted Stock Unit Activity

During the six months ended September 30, 2016, the Company granted time-vesting restricted stock units covering 1,257,215 shares of common stock with a value at the date of grant of $27.3 million. Of the restricted stock units granted in the current period, 1,045,041 vest in equal annual increments over four years, 24,160 vest in one year, and 188,014 vest 25% at the one-year anniversary and then over equal quarterly increments during the three subsequent years. Valuation of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the six-month period ended September 30, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	2,279,895	$19.69	2.12
Granted	1,257,215	$21.74
Vested	(772,762)	$20.28
Forfeited or cancelled	(95,560)	$19.38
Outstanding at September 30, 2016	2,668,788	$20.50	2.64

During the six months ended September 30, 2016, the Company granted performance-based restricted stock units covering 254,419 shares of common stock with a value at the date of grant of $6.3 million, determined using a Monte Carlo simulation model.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the Comp Committee.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the Comp Committee of the board of directors for the period from April 1, 2016 to March 31, 2019.

Non-vested performance-based restricted stock unit activity for the six-month period ended September 30, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	516,818	$18.62	1.67
Granted	254,419	$24.66
Forfeited or cancelled	(26,142)	$17.57
Outstanding at September 30, 2016	745,095	$20.72	1.63

Total expense related to all restricted stock units in the six months ended September 30, 2016 and 2015 was approximately $15.4 million and $8.5 million, respectively.  Future expense for these restricted stock units is expected to be approximately $59.1 million over the next four years.

Other Performance Unit Activity

Other performance-based unit activity for the six-month period ended September 30, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	635,655	$4.07	1.30
Outstanding at September 30, 2016	635,655	$4.07	0.80

Total expense related to other performance units for the six months ended September 30, 2016 and 2015 was $0.5 million and $0.4 million, respectively.  Future expense for these performance units is expected to be approximately $0.8 million over the next two years.

4.DISCONTINUED OPERATIONS AND DISPOSITIONS:

Disposition of Impact email business

In August 2016, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note with interest accruing at a rate of 6.0% per annum. The note is payable on the 12 month anniversary of the closing date, and is included in other current assets in the condensed consolidated balance sheet.  The Company also entered into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services.  Prior to the disposition, the Impact email business was included in the marketing Services segment results.

The business did not meet the requirements of a discontinued business; therefore, all financial results are included in continuing operations. The Company recorded a gain on sale of $0.6 million, included in gains, losses and other items, net.  The transaction also generated a $4.1 million income tax benefit.

Revenue and income from operations from the disposed Impact email business are shown below (dollars in thousands):

	For the quarter ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$8,056	$15,812	$20,375	$31,523

Income from continuing operations before income taxes	$249	$2,962	$120	$6,275

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

Summary results of operations of ITO for the six months ended September 30, 2015, are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.

The following table is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	For the quarter ended	For the six months ended
	September 30,	September 30,
	2015	2015
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$16,830	$69,410
Cost of revenue	10,269	50,837
Gross profit	6,561	18,573
Operating expenses:
Sales and marketing	194	1,192
General and administrative	2,285	6,053
Gain on sale of discontinued operations	(10,360)	(10,360)
Total operating expenses	(7,881)	(3,115)
Income from discontinued operations	14,442	21,688
Interest expense	(117)	(681)
Other, net	(227)	(230)
Earnings from discontinued operations before income taxes	14,098	20,777
Income taxes	2,030	4,566
Earnings from discontinued operations, net of tax	$12,068	$16,211

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

Cash inflows and outflows related to the agreements are included in cash flows from operating activities in the condensed consolidated statements of cash flows.  Revenues and expenses related to the agreements are included in income (loss) from operations in the condensed consolidated statements of operations.  The related cash inflows and outflows and revenues and expenses for all periods reported are shown below (dollars in thousands):

	For the quarter ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015

Cash inflows	$1,870	$699	$3,711	$699
Cash outflows	$930	$149	$2,445	$149

Revenues	$1,836	$1,166	$3,566	$1,166
Expenses	$912	$1,156	$2,312	$1,156

5.OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30,	March 31,
	2016	2016
Prepaid expenses	$26,590	$25,365
Note receivable	4,000	—
Assets of non-qualified retirement plan	12,326	12,532
Other current assets	$42,916	$37,897

Other noncurrent assets consist of the following (dollars in thousands):

	September 30,	March 31,
	2016	2016
Acquired intangible assets, net	$16,685	$19,203
Deferred data acquisition costs	1,141	1,644
Deferred expenses	745	883
Prepaid expenses	1,400	1,404
Other miscellaneous noncurrent assets	2,036	2,181
Noncurrent assets	$22,007	$25,315

6.GOODWILL:

The following table summarizes Goodwill activity, by segment, for the six months ended September 30, 2016 (dollars in thousands).

	Marketing	Audience
	Services	Solutions	Connectivity	Total
Balance at March 31, 2016	$124,586	$273,430	$94,729	$492,745
Allant adjustment	—	19	—	19
Impact email disposition	(5,684)	—	—	(5,684)
Change in foreign currency translation adjustment	(17)	—	(8)	(25)
Balance at September 30, 2016	$118,885	$273,449	$94,721	$487,055

Goodwill by component included in each segment as of September 30, 2016 was:

	Marketing	Audience
	Services	Solutions	Connectivity	Total
U.S.	$110,910	$273,449	$91,164	$475,523
APAC	7,975	—	3,557	11,532
Balance at September 30, 2016	$118,885	$273,449	$94,721	$487,055

7.LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	September 30,	March 31,
	2016	2016
Term loan credit agreement	$170,000	$185,000
Other debt and long-term liabilities	6,744	7,856
Total long-term debt and capital leases	176,744	192,856

Less current installments	32,281	32,243
Less deferred debt financing costs	2,122	2,716
Long-term debt, excluding current installments and deferred debt financing costs	$142,341	$157,897

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

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At September 30, 2016, the LIBOR credit spread was 1.75%.  There were no revolving credit borrowings outstanding at September 30, 2016 or March 31, 2016.  The weighted-average interest rate on term loan borrowings at September 30, 2016 was 2.4%. Outstanding letters of credit at September 30, 2016 were $0.8 million.

The term loan allows for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At September 30, 2016, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of September 30, 2016 was 0.85%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended September 30, 2016.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of September 30, 2016, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an immaterial unrealized loss since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of September 30, 2016.

8.ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $5.9 million at September 30, 2016 and $7.3 million at March 31, 2016.

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

Operating expenses, excluding non-cash stock compensation expense and purchased intangible asset amortization, are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified products supported.
•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.
•	General and administrative expenses are generally not allocated to the segments.
•	Gains, losses and other items, net are not allocated to the segment groups.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents information by business segment (dollars in thousands):

	For the quarter ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Marketing Services	$105,679	$112,979	$215,394	$220,705
Audience Solutions	78,526	72,122	152,270	140,672
Connectivity	33,062	22,244	64,404	42,863
Total segment revenues	$217,267	$207,345	$432,068	$404,240

Gross profit(1):
Marketing Services	$34,480	$37,545	$71,946	$73,579
Audience Solutions	47,998	39,170	89,910	75,994
Connectivity	19,843	13,499	37,418	25,452
Total segment gross profit	$102,321	$90,214	$199,274	$175,025

Income (loss) from operations(1):
Marketing Services	$19,837	$17,908	$39,982	$34,761
Audience Solutions	29,972	25,190	55,068	49,277
Connectivity	1,663	(1,068)	1,954	(1,859)
Total segment income from operations	$51,472	$42,030	$97,004	$82,179

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

The following table reconciles total operating segment gross profit to gross profit and total operating segment income from operations to income (loss) from operations:

	For the quarter ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015

Total segment gross profit	$102,321	$90,214	$199,274	$175,025

Less:
Purchased intangible asset amortization	3,890	3,754	7,967	7,508
Non-cash stock compensation	1,269	349	2,163	778
Accelerated amortization	—	78	—	1,520
Gross profit	$97,162	$86,033	$189,144	$165,219

Total segment income from operations	$51,472	$42,030	$97,004	$82,179

Less:
Corporate expenses (principally general and administrative)	26,769	23,563	51,158	49,041
Separation and transformation costs included in general and administrative	1,455	6,098	1,455	9,512
Gains, losses and other items, net	300	2,504	614	3,311
Impairment of goodwill and other	—	729	—	729
Purchased intangible asset amortization	3,890	3,754	7,967	7,508
Non-cash stock compensation	11,938	7,360	20,528	15,483
Accelerated amortization	—	78	—	1,520
Income (loss) from operations	$7,120	$(2,056)	$15,282	$(4,925)

10.RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the six months ended September 30, 2016 (dollars in thousands):

	Associate-related	Ongoing
	reserves	contract costs	Total

March 31, 2016	$2,855	$3,524	$6,379
Restructuring charges and adjustments	1,208	—	1,208
Payments	(3,268)	(1,011)	(4,279)
September 30, 2016	$795	$2,513	$3,308

The above balances are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the six months ended September 30, 2016, the Company recorded a total of $1.2 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges, of which $0.7 million represented adjustments to the fiscal 2016 restructuring plans. The remaining 0.5 million related to termination of associates in the United States and was fully settled during the current fiscal quarter.

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

The associate-related accruals of $8.6 million relate to the termination of associates in the United States, Europe, Brazil and Australia.  Of the amount accrued for 2016, $0.5 million remained accrued as of September 30, 2016. These costs are expected to be paid out in fiscal 2017.

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

The associate-related accruals of $13.3 million related to the termination of associates in the United States, Europe, Australia, and China and included an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $0.3 million remained accrued as of September 30, 2016.  These costs are expected to be paid out in fiscal 2017.

The lease accruals of $6.5 million were determined in accordance with the accounting standards that govern exit costs. These accounting standards require the Company to accrue for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for 2015, $2.5 million remained accrued as of September 30, 2016.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Restructuring plan charges and adjustments	$929	$2,499	$1,208	$3,302
Gain on disposition of Impact email business	(629)	—	(629)	—
Other	—	5	35	9
	$300	$2,504	$614	$3,311

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 24 years of $81.6 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This Company guaranteed the lease as required by the asset disposition agreement.  Should the third party default, the Company would be required to perform under this guarantee.  At September 30, 2016, the Company’s maximum potential future payments under this guarantee totaled $0.2 million.  In connection with the Acxiom Impact disposition during the current fiscal quarter (see Note 4), the Company assigned a facility lease to the buyer of the business.  The Company guaranteed the facility lease as required by the asset disposition agreement.  Should the assignee default, the Company would be required to perform under the terms of the facility lease, which runs through September 2021.  At September 30, 2016, the Company’s maximum potential future rent payments under this guarantee totaled $3.0 million.

12.INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.  The estimated annual effective income tax rate for the current fiscal year is impacted by the sale of the Impact email business, state income taxes, research tax credits, losses in foreign jurisdictions, and nondeductible share-based compensation.  State income taxes are influenced by the geographic and legal entity mix of the Company’s U.S. income as well as the diversity of rules among the states.  The Company does not record a tax benefit for certain foreign losses due to uncertainty of future benefit.

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

•

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At September 30, 2016, the estimated fair value of long-term debt approximates its carrying value.

•

Derivative instruments included in other liabilities - The carrying value is adjusted to fair value through other comprehensive income (loss) at each balance sheet date.  The fair value is determined from an interest-rate futures model.

Under applicable accounting standards financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company assigned assets and liabilities to the hierarchy in the accounting standards, which is Level 1 - quoted prices in active markets for identical assets or liabilities, Level 2 - significant other observable inputs, and Level 3 - significant unobservable inputs.

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,326	$—	$—	$12,326
Total assets	$12,326	$—	$—	$12,326

Liabilities:
Other accrued expenses	$—	$19	$—	$19
Total liabilities	$—	$19	$—	$19

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Acxiom Corporation is a global technology and enablement services company with a vision to power a world where all marketing is relevant. We provide the data foundation for the world’s best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and to tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omni-channel customer experiences.

Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol “ACXM.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our client list includes more than 3,000 of the world’s largest and best known brands across most major industry verticals, including, but not limited to, financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

Operating Segments

Our operating segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 9 – Segment Information of the Notes to Condensed Consolidated Financial Statements.

Marketing Services (“MS”)

Our MS segment helps clients unify data at the individual level in a privacy-safe environment, so they can execute people-based marketing campaigns, tie back to real results, and drive a continual cycle of optimization. We help architect the foundation for data-driven marketing by delivering solutions that integrate customer and prospect data across the enterprise, thereby enabling our clients to establish a single view of the customer. We also support our clients in navigating the complexities of consumer privacy regulation, making it easy and safe for them to use innovative technology, maintain choice in channels and media, and stay agile in this competitive era of the consumer. These services allow our clients to generate higher return on marketing investments and, at the same time, drive better, more relevant customer experiences.

The MS segment includes the following service offerings: Marketing Database Services and Strategy and Analytics.  The MS segment also included Impact Email Platform and Services until the disposition of the business in August 2016.

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

•

Impact Email Platform and Services. Until the August 2016 disposition, Acxiom Impact™ provided email and cross-channel data-driven marketing solutions for enterprise marketers, including a proprietary marketing platform and agency services.

Acxiom ImpactTM revenue consisted of (1) volume-based fees for the use of the Impact email platform and (2) project-based and retainer-based fees for associated agency services.

Audience Solutions (“AS”)

Our AS segment helps clients validate the accuracy of their data, enhance it with additional insight, and keep it up to date, enabling clients to reach desired audiences with highly relevant messages. Leveraging our recognition and data assets, clients can identify, segment, and differentiate their audiences for more effective marketing and superior customer experiences. AS offerings include InfoBase, our large consumer data store that serves as the basis for Acxiom’s consumer demographics products, and AbiliTec, our patented identity resolution technology that assists our clients in reconciling and managing variations of customer identity over time and across multiple channels.

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

Our AS revenue consists primarily of licensing fees, which are typically in the form of recurring monthly billings, but can also be based on transactional volume or one-time usage. In addition, AS generates digital data revenue from certain digital publishers and addressable television providers in the form of revenue sharing agreements. Our Marketing Database clients are a significant channel for our AS offerings.

Connectivity

As shown in the illustration below, our Connectivity segment activates data and makes it portable across the open marketing ecosystem.

Through integrations with more than 400 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, thus helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We operate as an open connectivity layer enabling our clients to reach consumers across channels and measure the impact of marketing on sales.

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

Our Connectivity revenue consists primarily of recurring subscription fees paid by advertisers and, to a lesser extent, transactional revenue from certain digital publishers and addressable television providers in the form of revenue-sharing agreements.

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

Summary Results and Notable Events

A summary of the quarter ended September 30, 2016 is presented below:

•	Revenues increased 4.8% to $217.3 million.
•	Cost of revenue of $120.1 million, a 1.0% decrease from $121.3 million in the same quarter a year ago.
•	Gross margin increased to 44.7% from 41.5%.
•	Total operating expenses of $90.0 million, a 2.2% increase from $88.1 million in the same quarter a year ago.
•	Cost of revenue and operating expenses for the quarters ended September 30, 2016 and 2015 include the following items:
o	Non-cash stock compensation of $11.9 million and $7.4 million, respectively (cost of revenue and operating expenses)
o	Purchased intangible asset amortization of $3.9 million and $3.8 million, respectively (cost of revenue)
o	Restructuring charges and other adjustments of $0.3 million and $3.2 million, respectively (operating expenses)
o	Separation and transformation costs of $1.5 million and $6.1 million, respectively (operating expenses)
•	Net earnings from continuing operations of $7.1 million or $.09 per share compared to net loss from continuing operations of $1.3 million or $.02 per share in the same quarter a year ago.
•	The Company repurchased 0.4 million shares of its common stock for $10.3 million under the Company’s common stock repurchase program.
•

The Company completed the sale of its Acxiom Impact business. The business did not meet the requirements of a discontinued business; therefore, all financial results are included in continuing operations. The Company recorded a gain on sale of $0.6 million, included in gains, losses and other items, net. The transaction also generated a $4.1 million income tax benefit.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended September 30, 2016.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this quarterly report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the Three months ended			For the Six months ended
	September 30,			September 30,
			%			%
	2016	2015	Change	2016	2015	Change
Revenues	$217,267	$207,345	5	$432,068	$404,240	7
Cost of revenue	120,105	121,312	(1)	242,924	239,021	2
Gross profit	97,162	86,033	13	189,144	165,219	15
Operating expenses	90,042	88,089	2	173,862	170,144	2
Income/(loss) from operations	7,120	(2,056)	446	15,282	(4,925)	410
Net earnings (loss) from continuing operations	7,140	(1,345)	631	11,116	(6,527)	270
Diluted earnings (loss) per share from continuing operations	$0.09	$(0.02)	622	$0.14	$(0.08)	267

Revenues

The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):

	For the Three months ended			For the Six months ended
	September 30,			September 30,
			%			%
	2016	2015	Change	2016	2015	Change
Marketing Services	$105,679	$112,979	(7)	$215,394	$220,705	(2)
Audience Solutions	78,526	72,122	9	152,270	140,672	8
Connectivity	33,062	22,244	49	64,404	42,863	50
Total revenues	$217,267	$207,345	5	$432,068	$404,240	7

Total revenues were $217.3 million, an increase of 4.8%, or $9.9 million, from $207.3 million in the same quarter a year ago. Excluding the unfavorable impact of exchange rates ($1.5 million), total revenues increased 5.5%. The revenue growth was due to strong AS and Connectivity results. Several items mitigated the revenue growth, including: the exit from Brazil during fiscal year 2016 ($0.8 million), the transition of the Australia operations business to a Connectivity focused business ($1.3 million reduction in MS and AS), and the disposition of the Acxiom Impact business ($7.8 million reduction due to one less month of revenue in the current quarter and lost business).

For the six months ended September 30, 2016, total revenues were $432.1 million, an increase of 6.9%, or $27.8 million, from $404.2 million in the same quarter a year ago. Excluding the unfavorable impact of exchange rates ($2.1 million), total revenues increased 7.4%. The revenue growth was due to strong AS and Connectivity results. Again, several items mitigated the revenue growth, including: the exit from Brazil in the prior year ($1.6 million), the transition of the Australia operations business to a Connectivity focused business ($2.4 million reduction in MS and AS), and the disposition of the Acxiom Impact business ($11.1 million reduction due to one less month of revenue in the current period and lost business).

MS revenue for the quarter ended September 30, 2016 was $105.7 million, a $7.3 million, or 6.5%, decrease compared to the same quarter a year ago. On a geographic basis, U.S. MS revenue decreased $5.3 million, or 5.1%, due largely to the sale of Acxiom Impact ($7.8 million, of which $5.2 million was due to the disposition). International MS revenue decreased $2.0 million, or 20.2%.  Excluding the unfavorable impact of exchange rates ($0.9 million), International MS revenue decreased $1.1 million.  By line of business, increases in Marketing Database ($2.0 million) were offset by declines in Strategy and Analytics ($0.6 million) and Acxiom Impact ($8.7 million).

MS revenue for the six months ended September 30, 2016 was $215.4 million, a $5.3 million, or 2.4%, decrease compared to the same period a year ago. On a geographic basis, U.S. MS revenue decreased $1.4 million, or 0.7%. New business and client upsell were offset by the Acxiom Impact disposition and lost Impact business. International MS revenue decreased $3.9 million, or 20.3%.  Excluding the unfavorable impact of exchange rates ($1.4 million), International MS revenue decreased $2.5 million, primarily in Asia ($2.1 million), Australia and New Zealand (“ANZ”) ($0.9 million) and Brazil ($0.9 million due to exit of the business).  By line of business, increases in Marketing Database ($10.1 million) were offset by declines in Strategy and Analytics ($1.7 million) and Acxiom Impact ($13.7 million).

AS revenue for the quarter ended September 30, 2016 was $78.5 million, a $6.4 million, or 8.9%, increase compared to the same quarter a year ago. On a geographic basis, U.S. AS revenue increased $6.0 million, or 9.2%, due to increases in Digital Data business with existing customers. International AS revenue increased $0.4 million, or 6.3%.  International AS revenue increases in Europe ($1.6 million) was partially offset by decreases in Brazil ($0.4 million) and APAC ($0.8 million) due to restructuring.  By line of business, AS revenue growth in Digital Data ($7.2 million), through our publisher and digital partner network, and Recognition ($0.5 million), were offset by declines in Consumer Data ($1.5 million) due primarily to lower volumes in the U.S., and restructuring in Brazil and APAC.  As the digital data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data relationships.  These changes could impact AS growth rates in the future.

AS revenue for the six months ended September 30, 2016 was $152.3 million, an $11.6 million, or 8.2%, increase compared to the same period a year ago. On a geographic basis, U.S. AS revenue increased $11.4 million, or 9.1%, due to increases in Digital Data business with existing customers. International AS revenue increased $0.2 million, or 1.2%.  International AS revenue increases in Europe ($2.3 million) was partially offset by decreases in Brazil ($0.6 million) and APAC ($1.5 million) due to restructuring.  By line of business, AS revenue growth in Digital Data ($12.2 million), through our publisher and digital partner network, and Consumer Data ($0.6 million), were offset by declines in Recognition ($1.5 million) due primarily to lower volumes in the U.S. ($1.0 million), and ANZ ($0.9 million).

Connectivity revenue for the quarter ended September 30, 2016 was $33.1 million, a $10.8 million, or 48.6%, increase compared to the same quarter a year ago. LiveRamp growth was offset by a $2.0 million decrease in revenue from the revenue-sharing arrangements due to a lost customer. On a geographic basis, U.S. Connectivity revenue increased $10.2 million, or 49.5%, from the same quarter a year ago.

Connectivity revenue for the six months ended September 30, 2016 was $64.4 million, a $21.5 million, or 50.3%, increase compared to the same period a year ago due to LiveRamp growth from new and existing customers. On a geographic basis, U.S. Connectivity revenue increased $20.2 million, or 51.1%, from the same period a year ago.

Cost of revenue and Gross profit

The following table presents the Company’s cost of revenue and gross profit for each of the periods presented (dollars in thousands):

	For the Three months ended			For the Six months ended
	September 30,			September 30,
			%			%
	2016	2015	Change	2016	2015	Change
Cost of revenue	$120,105	$121,312	(1)	$242,924	$239,021	2
Gross profit	$97,162	$86,033	13	$189,144	$165,219	15
Gross margin	44.7%	41.5%	8	43.8%	40.9%	7

Cost of revenue: Includes all direct costs of sales such as data and other third-party costs directly associated with revenue. Cost of revenue also includes operating expenses for each of the Company’s operations functions including client services, account management, agency, strategy and analytics, IT, data acquisition, and products operations. Finally, cost of revenue includes amortization of internally developed software.

Cost of revenue was $120.1 million for the quarter ended September 30, 2016, a $1.2 million decrease, or 1.0%, from the same quarter a year ago, and gross margins increased to 44.7% in the current year compared to 41.5% in the prior year. The gross margin increase is due to the AS and Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 46.1% in the current year from 42.9% in the prior year due to the AS and Connectivity revenue growth. International gross margins increased to 28.5% in the current year from 27.0% in the prior year due to AS revenue growth and cost reductions.

Cost of revenue was $242.9 million for the six months ended September 30, 2016, a $3.9 million increase, or 1.6%, from the same period a year ago, and gross margins increased to 43.8% in the current year compared to 40.9% in the prior year. The gross margin increase is due to the AS and Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 44.9% in the current year from 42.3% in the prior year due to the AS and Connectivity revenue growth. International gross margins increased to 30.6% in the current year from 26.5% in the prior year due to AS revenue growth and cost reductions.

Operating Expenses

The following table presents the Company’s operating expenses for each of the periods presented (dollars in thousands):

	For the Three months ended			For the Six months ended
	September 30,			September 30,
			%			%
	2016	2015	Change	2016	2015	Change
Research and development	$19,029	$19,078	(0)	$37,681	$39,089	(4)
Sales and marketing	37,847	34,259	11	75,195	63,753	18
General and administrative	32,866	31,519	4	60,372	63,262	(5)
Impairment of goodwill and other assets	—	—	-	—	729	(100)
Gains, losses and other items, net	300	3,233	(91)	614	3,311	(82)
Total operating expenses	$90,042	$88,089	2	$173,862	$170,144	2

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $19.1 million for the quarter ended September 30, 2016, or flat compared to the same quarter a year ago, and is 8.8% of total revenues compared to 9.2% in the prior year. Connectivity investments of $2.1 million were offset by a $1.9 million reduction in non-cash stock based compensation.

R&D expenses were $37.7 million for the six months ended September 30, 2016, a decrease of $1.4 million, or 3.6%, compared to the same period a year ago, and is 8.7% of total revenues compared to 9.7% in the prior year. Connectivity investments ($4.5 million) were offset by a $3.4 million reduction in non-cash stock based compensation and cost reductions in MS ($2.5 million).

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $37.8 million for the quarter ended September 30, 2016, an increase of $3.6 million, or 10.5%, compared to the same quarter a year ago, and is 17.4% of total revenues compared to 16.5% in the prior year. The increase is due to headcount investments in U.S. Connectivity and AS sales partially offset by reductions in International operations.

S&M expenses were $75.2 million for the six months ended September 30, 2016, an increase of $11.4 million, or 17.9%, compared to the same period a year ago, and is 17.4% of total revenues compared to 15.8% in the prior year. The increase is due to headcount investments in U.S. Connectivity and AS sales partially offset by reductions in International operations.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $32.9 million for the quarter ended September 30, 2016, an increase of $1.3 million, or 4.3%, compared to the same quarter a year ago, and is 15.1% of total revenues compared to 15.2% in the prior year. The increase is due primarily to an increase in non-cash stock based compensation of $4.3 million and third party-legal costs offset by a $4.6 million decline in separation and transformation costs.

G&A expenses were $60.4 million for the six months ended September 30, 2016, a decrease of $2.9 million, or 4.6%, compared to the same period a year ago, and is 14.0% of total revenues compared to 15.6% in the prior year. The decrease is due to an $8.0 million decline in separation and transformation costs, offset partially by an increase in non-cash stock based compensation of $4.6 million

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $0.3 million for the quarter ended September 30, 2016 decreased $2.9 million, or 90.7%, compared to the same quarter a year ago.  The current year includes the $0.6 million gain on sale of the Acxiom Impact business.

Gains, losses and other items, net of $0.6 million for the six months ended September 30, 2016 decreased $2.7 million, or 81.5%, compared to the same period a year ago.  The current year includes the $0.6 million gain on sale of the Acxiom Impact business.

Income (Loss) from Operations and Profit (Loss) Margins

The following table presents the Company’s income (loss) from operations and margin by segment for each of the periods presented (dollars in thousands):

	For the Three months ended		For the Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating income (loss) and margin:
Marketing Services	$19,837	$17,908	$39,982	$34,761
	18.8%	15.9%	18.6%	15.7%
Audience Solutions	29,972	25,190	55,068	49,277
	38.2%	34.9%	36.2%	35.0%
Connectivity	1,663	(1,068)	1,954	(1,859)
	5.0%	(4.8%)	3.0%	(4.3%)
Less:
Corporate	28,224	29,739	52,613	60,073
Purchased intangible asset amortization	3,890	3,754	7,967	7,508
Non-cash stock compensation	11,938	7,360	20,528	15,483
Gains, losses and other items, net	300	3,233	614	4,040
Income (loss) from operations	$7,120	$(2,056)	$15,282	$(4,925)
Total operating margin	3.3%	(1.0)%	3.5%	(1.2)%

Income from operations was $7.1 million for the quarter ended September 30, 2016 compared to a loss of $2.1 million for the same quarter a year ago.  The increase in income from operations of $9.2 million was due primarily to an increase in each of the operating segment’s income from operations and lower gains, losses and other items, net offset by an increase in non-cash stock compensation.

Income from operations was $15.3 million for the six months ended September 30, 2016 compared to a loss of $4.9 million for the same period a year ago.  The increase in income from operations of $20.2 million was due primarily to an increase in each of the operating segment’s income from operations, lower corporate costs, and lower gains, losses and other items, net offset by an increase in non-cash stock compensation.

MS income from operations was $19.8 million, an 18.8% margin, for the quarter ended September 30, 2016 compared to $17.9 million, a 15.9% margin, for the same quarter a year ago.  U.S. margins increased to 19.6% in the current quarter from 15.9% due to R&D cost reductions. International operating margins decreased to 8.8% from 14.6% due to the decrease in gross profit.

MS income from operations was $40.0 million, an 18.6% margin, for the six months ended September 30, 2016 compared to $34.8 million, a 15.7% margin, for the same period a year ago.  U.S. margins increased to 19.3% in the current year from 16.7% due to R&D cost reductions. International operating margins increased to 9.2% from 4.8% due to S&M reductions.

AS income from operations was $30.0 million, a 38.2% margin, for the quarter ended September 30, 2016 compared to $25.2 million, a 34.9% margin, for the same quarter a year ago.  U.S. margins increased to 40.2% in the current quarter from 39.5% due to gross profit improvements of $6.9 million offset partially by investments in S&M of $3.9 million. International operating margins increased to 17.9% from negative 9.3% due to expanding gross profit of $1.9 million.

AS income from operations was $55.1 million, a 36.2% margin, for the six months ended September 30, 2016 compared to $49.3 million, a 35.0% margin, for the same period a year ago.  U.S. margins decreased to 38.0% in the current period from 39.2% due to S&M investments partially offset by gross profit improvements of $11.3 million. International operating margin increased $2.9 million to $3.0 million due to expanding gross profit of $2.7 million.

Connectivity income from operations was $1.7 million, a 5.0% margin, for the quarter ended September 30, 2016 compared to a loss of $1.1 million, a negative 4.8% margin, for the same quarter a year ago. A $6.3 million increase in gross profit was partially offset by R&D and S&M investments.

Connectivity income from operations was $2.0 million, a 3.0% margin, for the six months ended September 30, 2016 compared to a loss of $1.9 million, a negative 4.3% margin, for the same period a year ago. Gross profit increased $12.0 million and was partially offset by R&D and S&M investments.

Other Expense, Income Taxes and Other Items

Interest expense was $1.7 million for the quarter ended September 30, 2016 compared to $2.0 million for the same quarter a year ago. The decrease is primarily related to the term loan. The average balance decreased approximately $46 million and the average rate increased approximately 20 basis points.

Interest expense was $3.5 million for the six months ended September 30, 2016 compared to $3.8 million for the same period a year ago. The decrease is primarily related to the term loan. The average balance decreased approximately $65 million and the average rate increased approximately 20 basis points.

Other expense was $0.2 million for the quarter ended September 30, 2016 compared to other income of $0.1 million for the same quarter a year ago. Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Other income was $0.1 million for the six months ended September 30, 2016 compared to $0.4 million for the same period a year ago. Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Income tax benefit was $1.9 million on pretax income of $5.2 million for the quarter ended September 30, 2016 compared to income tax benefit of $2.6 million on a pretax loss of $4.0 million for the same quarter last year. During the current quarter, the Company recorded a $4.1 million income tax benefit related to the disposition of the Impact business.  During the quarter ended September 30, 2015, the Company recorded a $1.0 million tax benefit in connection with the completion of a U.S. income tax examination covering the fiscal years ended March 31, 2013 and 2012.  In addition, the quarter ended September 30, 2015 was impacted by the expiration of the federal research tax credit, which was permanently reinstated in December of 2015.

Income tax expense was $0.8 million on pretax income of $11.9 million for the six months ended September 30, 2016 compared to income tax benefit of $1.9 million on a pretax loss of $8.4 million for the same period last year. During the six months ended September 30, 2016, the Company recorded a $4.1 million income tax benefit related to the disposition of Acxiom Impact.  During the same period last year, the Company recorded a $1.0 million tax benefit in connection with the completion of a U.S. income tax examination covering the fiscal years ended March 31, 2013 and 2012. In addition, the six months ended September 30, 2015 was impacted by the expiration of the federal research tax credit, which was permanently reinstated in December of 2015.

The effective tax rates for all periods were impacted by state income taxes, nondeductible share-based compensation, and losses in foreign jurisdictions.  The Company does not record the income tax benefit of certain of those losses due to uncertainty of future benefit.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at September 30, 2016 totaled $170.2 million, an $18.2 million increase when compared to $152.0 million at March 31, 2016, due primarily to net cash received of $17.0 million from the disposition of the Acxiom Impact business.

The Company’s cash is primarily located in the United States.  Approximately $15.1 million of the total cash balance of $175.4 million, or approximately 8.6%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 55 days at September 30, 2016 compared to 56 days at March 31, 2016, and is calculated as follows (dollars in thousands):

	September 30,	March 31,
	2016	2016
Numerator – trade accounts receivable, net	$130,509	$138,650
Denominator:
Quarter revenue	217,267	224,655
Number of days in quarter	92	91
Average daily revenue	$2,362	$2,469
Days sales outstanding	55	56

Net cash provided by operating activities was $36.2 million for the six months ended September 30, 2016, compared to $33.4 million in the same period a year ago.  The $2.9 million increase resulted primarily from improved cash earnings.

Investing activities used cash of $11.7 million during the six months ended September 30, 2016 compared to $30.6 million in the same period a year ago. Investing activities primarily consisted of capital expenditures ($20.5 million compared to $23.1 million in the prior period) and capitalization of software ($7.9 million compared to $6.7 million in the prior period).  Current year investing activities were offset by the $17.0 million net cash received in the disposition of the U.S. Impact business.

Financing activities used cash of $37.9 million during the six months ended September 30, 2016 compared to $94.8 million in the same period a year ago.  Financing activities in the current year period primarily consisted of treasury stock purchases of $30.5 million (1.3 million shares of the Company’s common stock pursuant to the board of directors’ approved stock repurchase plan) and payments of debt of $16.1 million.  Financing activities in the prior year also included a $55.0 million required term loan debt prepayment as a result of the ITO disposition.

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on July 28, 2016 (see Note 14). Under the modified common stock repurchase program, the Company may purchase up to $400 million of its common stock through the period ending June 30, 2018. During the six months ended September 30, 2016, the Company repurchased 1.3 million shares of its common stock for $30.5 million. Through September 30, 2016, the Company had repurchased a total of 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the program.

Credit and Debt Facilities

See Note 7 “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements (unaudited) for further details related to the Company’s amended and restated credit agreement and interest rate swap agreement.

Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature, and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Off-Balance Sheet Items and Commitments

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  This Company guaranteed the lease as required by the asset disposition agreement.  Should the third party default, the Company would be required to perform under this guarantee.  At September 30, 2016, the Company’s maximum potential future payments under this guarantee totaled $0.2 million.  In connection with the Acxiom Impact disposition during the current fiscal quarter (see Note 4), the Company assigned a facility lease to the buyer of the business.  The Company guaranteed the facility lease as required by the asset disposition agreement.  Should the assignee default, the Company would be required to perform under the terms of the facility lease, which runs through September 2021.  At September 30, 2016, the Company’s maximum potential future rent payments under this guarantee totaled $3.0  million.

Outstanding letters of credit, which reduce the borrowing capacity under the Company’s revolving credit facility, were $0.8 million at September 30, 2016.

Contractual Commitments

The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2016.   The table does not include the future payment of liabilities related to uncertain tax positions of $4.8 million as the Company is not able to predict the periods in which the payments will be made. The column for 2017 represents the remaining six months ending March 31, 2017.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Term loan	$15,000	$37,500	$117,500	$—	$—	$—	$170,000
Other debt and long-term liabilities	1,132	2,319	1,583	1,362	348	—	6,744
Total long-term debt and capital leases	16,132	39,819	119,083	1,362	348	—	176,744
Operating lease payments	8,397	13,542	11,400	11,159	10,848	26,269	81,615
Total contractual cash obligations	$24,529	$53,361	$130,483	$12,521	$11,196	$26,269	$258,359

	For the years ending March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Total purchase commitments	$22,309	$18,797	$15,586	$14,462	$7,015	$—	$78,169

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2017 of $3.9 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2016 (dollars in thousands):

Lease guarantees	$3,225
Outstanding letters of credit	776
Surety bonds	405

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

Accounting Pronouncements Adopted During the Current Year

See “Accounting Pronouncements Adopted During the Current Year” under Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of certain accounting standards that have been issued and were adopted during the current fiscal year.

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
•

the possibility that data purchasers will reduce their reliance on us by developing and using their own, or alternative, sources of data generally or with respect to certain data elements or categories;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, both of which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both September 30, 2016 and March 31, 2016, the fair value of the Company’s fixed rate long-term debt approximated carrying value.

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

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed with the Securities and Exchange Commission on May 27, 2016, remain current in all material respects.  Those risk factors do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected.  In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
7/1/16 - 7/31/16	—	n/a	—	$124,585,732
8/1/16 - 8/31/16	—	n/a	—	124,585,732
9/1/16 - 9/30/16	389,002	26.57	389,002	114,250,978
Total	389,002	n/a	389,002	$114,250,978

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. Through September 30, 2016, the Company had repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2016, and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015,  (iii) Condensed Consolidated Statements of Operations for the six months ended September 30, 2016 and 2015,  (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended September 30, 2016 and 2015, (vi) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended September 30, 2016, (vii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: November 8, 2016

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

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2016, and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015,  (iii) Condensed Consolidated Statements of Operations for the six months ended September 30, 2016 and 2015,  (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended September 30, 2016 and 2015, (vi) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended September 30, 2016, (vii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail..