Form 10-Q
period 2016-12-31
ACXIOM CORP
filed 2017-02-02
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of January 27, 2017 was 77,830,113.

ACXIOM CORPORATION AND SUBSIDIARIES

INDEX

REPORT ON FORM 10-Q

December 31, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	March 31,
	2016	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$137,850	$189,629
Trade accounts receivable, net	137,523	138,650
Refundable income taxes	526	9,834
Other current assets	48,035	37,897
Total current assets	323,934	376,010

Property and equipment, net of accumulated depreciation and amortization	174,005	183,043
Software, net of accumulated amortization	51,308	55,735
Goodwill	591,102	492,745
Purchased software licenses, net of accumulated amortization	7,989	10,116
Deferred income taxes	9,115	6,885
Other assets, net	52,421	25,315
	$1,209,874	$1,149,849
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$36,050	$32,243
Trade accounts payable	43,117	37,717
Accrued payroll and related expenses	45,082	61,309
Other accrued expenses	57,187	48,254
Deferred revenue	32,644	44,477
Total current liabilities	214,080	224,000

Long-term debt	200,798	157,897
Deferred income taxes	57,165	53,964
Other liabilities	14,721	15,020
Commitments and contingencies
Equity:
Common stock	13,222	13,039
Additional paid-in capital	1,131,553	1,082,220
Retained earnings	610,690	598,501
Accumulated other comprehensive income	6,297	8,590
Treasury stock, at cost	(1,038,652)	(1,003,382)
Total equity	723,110	698,968
	$1,209,874	$1,149,849

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three months ended
	December 31,
	2016	2015

Revenues	$223,312	$221,193
Cost of revenue	116,468	125,735
Gross profit	106,844	95,458
Operating expenses:
Research and development	20,950	18,400
Sales and marketing	43,048	36,581
General and administrative	31,620	36,793
Gains, losses and other items, net	2,111	4,058
Total operating expenses	97,729	95,832
Income (loss) from operations	9,115	(374)
Other income (expense):
Interest expense	(1,743)	(1,948)
Other, net	35	303
Total other expense	(1,708)	(1,645)
Income (loss) from continuing operations before income taxes	7,407	(2,019)
Income taxes (benefit)	6,334	(1,580)
Net earnings (loss) from continuing operations	1,073	(439)
Loss from discontinued operations, net of tax	—	(971)
Net earnings (loss)	$1,073	$(1,410)

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.01	$(0.01)
Net loss from discontinued operations	—	(0.01)
Net earnings (loss)	$0.01	$(0.02)

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.01	$(0.01)
Net loss from discontinued operations	—	(0.01)
Net earnings (loss)	$0.01	$(0.02)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Nine months ended
	December 31,
	2016	2015

Revenues	$655,380	$625,433
Cost of revenue	359,392	364,756
Gross profit	295,988	260,677
Operating expenses:
Research and development	58,631	57,489
Sales and marketing	118,243	100,334
General and administrative	91,993	100,055
Impairment of goodwill and other assets	—	729
Gains, losses and other items, net	2,724	7,369
Total operating expenses	271,591	265,976
Income (loss) from operations	24,397	(5,299)
Other income (expense):
Interest expense	(5,244)	(5,789)
Other, net	135	666
Total other expense	(5,109)	(5,123)
Income (loss) from continuing operations before income taxes	19,288	(10,422)
Income taxes (benefit)	7,099	(3,456)
Net earnings (loss) from continuing operations	12,189	(6,966)
Earnings from discontinued operations, net of tax	—	15,240
Net earnings	$12,189	$8,274

Basic earnings per share:
Net earnings (loss) from continuing operations	$0.16	$(0.09)
Net earnings from discontinued operations	—	0.20
Net earnings	$0.16	$0.11

Diluted earnings per share:
Net earnings (loss) from continuing operations	$0.15	$(0.09)
Net earnings from discontinued operations	—	0.20
Net earnings	$0.15	$0.11

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(Dollars in thousands)

	For the Three months ended
	December 31,
	2016	2015

Net earnings (loss)	$1,073	$(1,410)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,340)	255
Unrealized gain on interest rate swap	21	217
Other comprehensive income (loss)	(1,319)	472
Comprehensive loss	$(246)	$(938)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	For the Nine months ended
	December 31,
	2016	2015

Net earnings	$12,189	$8,274
Other comprehensive loss:
Change in foreign currency translation adjustment	(2,410)	(1,418)
Unrealized gain on interest rate swap	117	146
Other comprehensive loss	(2,293)	(1,272)
Comprehensive income	$9,896	$7,002

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

NINE MONTHS ENDED DECEMBER 31, 2016

(Unaudited)

(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity

Balances at March 31, 2016	130,390,106	$13,039	$1,082,220	$598,501	$8,590	(53,030,682)	$(1,003,382)	$698,968
Employee stock awards, benefit plans and other issuances	853,553	85	14,313	—	—	(211,567)	(4,728)	9,670
Tax impact of stock options and restricted stock	—	—	1,163	—	—	—	—	1,163
Non-cash stock-based compensation	87,717	9	33,946	—	—	—	—	33,955
Restricted stock units vested	892,480	89	(89)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,314,840)	(30,542)	(30,542)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(2,410)	—	—	(2,410)
Unrealized gain on interest rate swap	—	—	—	—	117	—	—	117
Net earnings	—	—	—	12,189	—	—	—	12,189
Balances at December 31, 2016	132,223,856	$13,222	$1,131,553	$610,690	$6,297	(54,557,089)	$(1,038,652)	$723,110

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine months ended December 31,
	2016	2015

Cash flows from operating activities:
Net earnings	$12,189	$8,274
Earnings from discontinued operations, net of tax	—	(15,240)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,097	63,221
Loss (gain) on disposal or impairment of assets	(520)	209
Impairment of goodwill and other assets	—	729
Deferred income taxes	(1,982)	(4,856)
Non-cash stock-based compensation expense	33,955	23,529
Changes in operating assets and liabilities:
Accounts receivable, net	(6,161)	(15,238)
Other assets	8,653	(2,643)
Accounts payable and other liabilities	(11,819)	3,182
Deferred revenue	(10,247)	9,205
Net cash provided by operating activities	85,165	70,372

Cash flows from investing activities:
Capitalized software development costs	(11,171)	(10,360)
Capital expenditures	(30,096)	(33,822)
Data acquisition costs	(463)	(1,135)
Net cash received from disposition	16,988	—
Net cash paid in acquisitions	(137,383)	(5,386)
Net cash used in investing activities	(162,125)	(50,703)

Cash flows from financing activities:
Proceeds from debt	70,000	—
Payments of debt	(24,173)	(79,183)
Sale of common stock, net of stock acquired for withholding taxes	9,670	6,343
Excess tax benefits from stock-based compensation	1,785	2,022
Acquisition of treasury stock	(30,542)	(37,535)
Net cash provided by (used in) financing activities	26,740	(108,353)
Net cash used in continuing operations	(50,220)	(88,684)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	10,277
Net cash provided by investing activities	—	124,506
Net cash used in financing activities	—	(206)
Net cash provided by discontinued operations	—	134,577
Net cash provided by (used in) continuing and discontinued operations	(50,220)	45,893
Effect of exchange rate changes on cash	(1,559)	(513)

Net change in cash and cash equivalents	(51,779)	45,380
Cash and cash equivalents at beginning of period	189,629	141,010
Cash and cash equivalents at end of period	$137,850	$186,390

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	For the Nine months ended December 31,
	2016	2015
Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,301	$6,220
Income taxes, net of refunds	4,796	6,004
Prepayment of debt	—	55,000
Payments on capital leases and installment payment arrangements	—	63
Payments on capital leases and installment payment arrangements of discontinued operations	—	206
Other debt payments	24,173	24,120

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

Accounting Pronouncements Adopted During the Current Year

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  The new standard eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues, including payments for debt prepayments or extinguishments. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 (fiscal 2019 for the Company) and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We early adopted the new standard during the fiscal quarter ended September 30, 2016.  Early adoption did not result in any changes to our existing accounting policies, presentation of items in our condensed consolidated statements of cash flows, or any changes resulting from the retrospective application to all periods reported.

Recent Accounting Pronouncements Not Yet Adopted

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows.  The new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  ASU 2016-18 is effective for annual periods beginning after December 15, 2017 (fiscal 2019 for the Company), including interim periods within those fiscal years.  Earlier adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining the usefulness of the information provided to users of financial statements. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (fiscal 2018 for the Company), including interim periods within those fiscal years.  Earlier adoption is permitted. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous guidance, ASC 840, Leases. ASU 2016-02 creates a new Topic, ASC 842, Leases. This new Topic retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to supersede nearly all existing revenue recognition guidance under U.S. GAAP, as well as some cost guidance and guidance on certain gains and losses. The FASB also issued ASU 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations, and ASU 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing.  The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among other areas. The effective date for the update has been deferred until fiscal 2019 for the Company, with early application allowed for fiscal 2018.  Adoption of the update may be applied using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospective application with the cumulative effect recognized at the date of initial application and providing certain additional disclosures. The Company has completed its preliminary assessment of the new standard and is continuing assessment as we complete implementation design activities. The Company cannot currently estimate the financial statement impact of adoption.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial statements or related disclosures.

2.EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the quarter ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$1,073	$(439)	$12,189	$(6,966)
Net earnings (loss) from discontinued operations, net of tax	—	(971)	—	15,240
Net earnings (loss)	$1,073	$(1,410)	$12,189	$8,274

Basic weighted-average shares outstanding	77,507	77,831	77,475	77,903
Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.01)	$0.16	$(0.09)
Discontinued operations	—	(0.01)	—	0.20
Net earnings (loss)	$0.01	$(0.02)	$0.16	$0.11

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,507	77,831	77,475	77,903
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,344	—	2,019	—
Diluted weighted-average shares outstanding	79,851	77,831	79,494	77,903
Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.01)	$0.15	$(0.09)
Discontinued operations	—	(0.01)	—	0.20
Net earnings (loss)	$0.01	$(0.02)	$0.15	$0.11

Due to the net loss from continuing operations incurred by the Company during the quarter and nine months ended December 31, 2015, the dilutive effect of options, warrants and restricted stock units covering 1.5 million and 1.4 million shares of common stock, respectively, was excluded in each period from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

Additional options and warrants to purchase shares of common stock and restricted stock units, including performance-based restricted stock units not meeting performance criteria, that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except share price amounts):

	For the quarter ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Number of shares outstanding under options, warrants and restricted stock units	156	1,112	345	1,751
Range of exercise prices for options	$32.85 - $32.85	$17.49 - $62.06	$20.27 - $32.85	$17.49 - $62.06

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. During the nine months ended December 31, 2016, the Company repurchased 1.3 million shares of its common stock for $30.5 million.  Through December 31, 2016, the Company had repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

Accumulated Other Comprehensive Income

The following table presents the accumulated balances for each component of other comprehensive income (dollars in thousands):

	December 31,	March 31,
	2016	2016
Foreign currency translation	$6,295	$8,705
Unrealized gain (loss) on interest rate swap	2	(115)
	$6,297	$8,590

3.SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 30.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At December 31, 2016, there were a total of 2.6 million shares available for future grants under the plans.

Stock Option Activity

As part of the Company’s acquisition of Arbor Technologies, Inc. (“Arbor”) (see note 4), the Company issued 284,985 replacement stock options having a per share weighted-average fair value and exercise price of $25.85 and $1.27, respectively, to Arbor employees who had outstanding unvested stock options to purchase Arbor stock.  The fair value of the replacement options was determined using a customized binomial lattice model with the following assumptions:  dividend yield of 0.0%; risk-free interest rates from 2.24% to 2.32%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; remaining terms of each option from 8.6 to 9.9 years; expected volatility of 38%, based on both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options; and a suboptimal exercise multiple of 1.4, based on actual historical exercise activity of Acxiom options.

The number of shares and exercise price of each replacement option were determined by converting Arbor options into equivalent Acxiom options by multiplying the number of shares subject to Arbor options by the exchange ratio of .41998 and by dividing the exercise price for each Arbor option by the exchange ratio of .41998.  Once the value of each replacement option was determined, the total fair value of $7.4 million, net of any forfeitures, will be expensed by the Company over the remaining vesting period of each option.

As part of the Company’s acquisition of Circulate.com, Inc. (“Circulate”), the Company issued 73,951 replacement stock options having a per share weighted-average fair value and exercise price of $24.80 and $2.29, respectively, to Circulate employees who had outstanding unvested stock options to purchase Circulate stock.  The total fair value of $1.8 million, net of any forfeitures, will be expensed by the Company over the remaining vesting period of each option.

Stock option activity for the nine-month period ended December 31, 2016 was:

			Weighted-‑average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	3,604,102	$14.52
Arbor and Circulate replacement stock options	358,936	$1.48
Exercised	(566,092)	$13.73		$5,785
Forfeited or cancelled	(67,513)	$13.90
Outstanding at December 31, 2016	3,329,433	$13.26	5.3	$45,208
Exercisable at December 31, 2016	2,369,091	$14.15	4.4	$30,056

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the quarter and the exercise price for each in-the-money option) that would have been realized by the option holders had option holders exercised their options on December 31, 2016.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of December 31, 2016 was:

			Options outstanding				Options exercisable
Range of				Weighted-average		Weighted-average		Weighted-average
exercise price			Options	remaining		exercise price	Options	exercise price
per share			outstanding	contractual life		per share	exercisable	per share

$0.85	-	$9.99	906,395	6.5	years	$1.68	459,760	$1.71
$10.00	-	$19.99	1,580,005	5.1	years	$15.21	1,270,848	$14.60
$20.00	-	$24.99	823,481	4.4	years	$21.78	623,820	$21.97
$25.00	-	$32.85	19,552	6.9	years	$32.85	14,663	$32.85
			3,329,433	5.3	years	$13.26	2,369,091	$14.15

Total expense related to stock options for the nine months ended December 31, 2016 and 2015 was approximately $5.4 million and $7.0 million, respectively. Of the fiscal 2017 expense, $2.2 million relates to the LiveRamp acquisition-related replacement options.  Future expense for these options is expected to be approximately $12.6 million over the next four years.

Performance Stock Option Unit Activity

During the nine months ended December 31, 2016, the Company granted 633,604 performance-based stock option units with a value at the date of grant of $4.9 million, determined using a Monte Carlo simulation model.  All of the units granted in the current period vest and become exercisable in three equal tranches, each being subject to attainment of performance criteria and a subsequent service period established by the compensation committee of the board of directors (“Comp Committee”).  Each of the three tranches may vest in a number of stock options, from zero to 300% of the initial award, each having a weighted-average exercise price of $21.40, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2017, 2018, and 2019 respectively. Each tranche is subject to a service period following the respective performance periods, such that each tranche will cliff vest in two separate 50% increments over two years beginning with the board of directors compensation committee meeting that immediately follows the end of the respective performance period.

Performance stock option unit activity for the nine-month period ended December 31, 2016 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	—	$—
Granted	633,604	$21.40
Forfeited or cancelled	(24,677)	$21.32
Outstanding at December 31, 2016	608,927	$21.40	2.4	$3,285
Exercisable at December 31, 2016	—	$—	—	$—

Of the performance stock option units outstanding at December 31, 2016, 203,277 will reach maturity of the relevant performance period at March 31, 2017.  The units are expected to vest at an approximate 170% attainment level during the subsequent service period, resulting in issuance of approximately 345,571 stock options having a weighted average exercise price of $21.40.

Total expense related to performance stock option units for the nine months ended December 31, 2016 was $1.0 million.  Future expense for these performance stock option units is expected to be approximately $4.7 million over the next five years.

Stock Appreciation Right (SAR) Activity

SAR activity for the nine-month period ended December 31, 2016 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	245,404	$40.00
Outstanding at December 31, 2016	245,404	$40.00	0.2	$—
Exercisable at December 31, 2016	—	$—	—	$—

Total expense related to SARs for the nine months ended December 31, 2016 and 2015 was $0.1 million in both periods.  Future expense for these SARs is not material.

Restricted Stock Unit Activity

During the nine months ended December 31, 2016, the Company granted time-vesting restricted stock units covering 2,107,608 shares of common stock with a value at the date of grant of $50.1 million, of which units covering 768,710 shares, with a value at grant date of $20.0 million, were granted to former Arbor and Circulate employees subsequent to the acquisitions (see note 4). Of the restricted stock units granted in the current period, 1,395,116 vest in equal annual increments over four years, 357,829 partially cliff vest at the one-year anniversary and then over equal quarterly increments during the subsequent two years, 316,481 partially cliff vest at the one-year anniversary and then over equal quarterly increments during the subsequent year, and 38,182 vest in one year. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the nine-month period ended December 31, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	2,279,895	$19.69	2.12
Granted	2,107,608	$23.77
Vested	(890,127)	$20.18
Forfeited or cancelled	(167,408)	$19.94
Outstanding at December 31, 2016	3,329,968	$22.13	2.63

During the nine months ended December 31, 2016, the Company granted performance-based restricted stock units covering 254,419 shares of common stock with a value at the date of grant of $6.3 million, determined using a Monte Carlo simulation model.  All of the performance-based restricted stock units granted in the current period vest subject to attainment of performance criteria established by the Comp Committee.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies (“TSR”) established by the Comp Committee of the board of directors for the period from April 1, 2016 to March 31, 2019.

Non-vested performance-based restricted stock unit activity for the nine-month period ended December 31, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	516,818	$18.62	1.67
Granted	254,419	$24.66
Forfeited or cancelled	(28,950)	$17.53
Outstanding at December 31, 2016	742,287	$20.73	1.38

Of the performance-based restricted stock units outstanding at December 31, 2016, 159,306 will reach maturity of the relevant performance period at March 31, 2017.  The units are expected to vest at an approximate 200% attainment level, resulting in issuance of approximately 318,612 shares of common stock before consideration of the TSR multiplier.

Of the performance-based restricted stock units outstanding at December 31, 2016, 287,630 will reach maturity of the relevant performance period at March 31, 2018.  The units are expected to vest at an approximate 200% attainment level, resulting in issuance of approximately 575,260 shares of common stock before consideration of the TSR multiplier.

Total expense related to all restricted stock units for the nine months ended December 31, 2016 and 2015 was approximately $24.4 million and $13.9 million, respectively.  Future expense for these restricted stock units is expected to be approximately $73.0 million over the next four years.

Other Performance Unit Activity

Other performance-based unit activity for the nine-month period ended December 31, 2016 was:

		Weighted average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	635,655	$4.07	1.30
Forfeited or cancelled	(19,231)	$2.94
Outstanding at December 31, 2016	616,424	$4.10	0.55

Total expense related to other performance units for the nine months ended December 31, 2016 and 2015 was $0.7 million and $0.6 million, respectively.  Future expense for these performance units is expected to be approximately $0.6 million over the next two years.

Consideration Holdback

As part of the Company’s acquisition of Arbor, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”).  The consideration holdback will vest in 30 equal, monthly increments following the date of close, subject to the Arbor key employees continued employment through each monthly vesting date.  At each vesting date, 1/30th of the $38.3 million holdback consideration will vest and be settled in shares of Company common stock.  The number of shares will be based on the then current market price of the Company common stock.

Total expense related to the Holdback Agreement for the nine months ended December 31, 2016 was approximately $1.3 million.

4.ACQUISITIONS:

Arbor and Circulate

The Company acquired all of the outstanding shares of Arbor and Circulate on November 22, 2016 and November 29, 2016, respectively. Arbor and Circulate help publishers connect people-based data to the marketing ecosystem.  As a result of these acquisitions, Arbor and Circulate are now wholly-owned subsidiaries of the Company included in the Connectivity segment, and increase the scale of the Company’s omni-channel identity graph and network.  The Company has included the financial results of Arbor and Circulate in the condensed consolidated financial statements from the dates of acquisition. The consideration paid for the outstanding shares and vested stock options was approximately $137.4 million, net of cash acquired of approximately $9.5 million. The consideration paid for unvested stock options had an estimated fair value of $9.2 million.  These options are not part of the purchase price and will be expensed as non-cash stock compensation over the applicable vesting periods.

In connection with the Arbor acquisition, the Company agreed to pay $38.3 million to certain key employees (see “Consideration Holdback” in note 3).  The consideration holdback is payable over 30 equal, monthly increments and is settleable in shares of Company common stock.  The number of shares to be issued on a monthly basis will vary depending on the market price of the shares on the date of issuance and will be recorded as non-cash stock compensation expense as the shares are issued.  The consideration holdback is not part of the purchase price as vesting is dependent on continued employment of the key employees.

Following the closing of Arbor, the Company granted new awards of restricted stock units to select employees of Arbor to induce them to accept employment with the Company (the “Arbor Inducement Awards”). The Arbor Inducement Awards had a grant date fair value of $10.0 million, and will vest over three years with 34% of the total vesting on the first anniversary of the closing date and 8.25% vesting each three months thereafter, subject to the employee’s continued service through each vesting date. Following the closing of Circulate, the Company granted new awards of restricted stock units to select employees of Circulate to induce them to accept employment with the Company (the “Circulate Inducement Awards”). The Circulate Inducement Awards had a grant date fair value of $10.0 million. The Circulate Inducement Awards granted to certain key employees of Circulate will vest over two years with 50% of the total vesting on the first anniversary of the closing date and 12.5% vesting each three months thereafter, subject to the employee’s continued service through each vesting date and vesting acceleration upon a qualifying termination as set forth in the applicable employee’s offer letter with the Company. The Circulate Inducement Awards granted to all other Circulate employees will vest incrementally over four years with 25% of the total vesting on the first anniversary date of the closing, and 25% vesting each 12 months thereafter, subject to the employee’s continued service through each vesting date.

On November 29, 2016, the Company delivered approximately $5.9 million of the cash consideration to an escrow agent according to the terms of the Circulate acquisition agreement.  The escrow deposit is restricted as to withdrawal or use by the Company and is expected to be delivered to the sellers one year from the acquisition dates.  The principal escrow amount is owned by the Company until funds are delivered to the sellers.  All interest and earnings on the principal escrow amount remain property of the Company. The escrow deposit is included in other current assets (note 6), with an offsetting liability included in other accrued expenses (note 7), in the condensed consolidated balance sheet.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of the date of the acquisitions (dollars in thousands):

Assets acquired:
Cash	$9,495
Trade accounts receivable	3,352
Goodwill	104,364
Intangible assets (Other assets)	41,800
Other current and noncurrent assets	278
Total assets acquired	159,289
Deferred income taxes	(8,093)
Accounts payable and accrued expenses	(4,317)
Net assets acquired	146,879
Less:
Cash acquired	9,495
Net cash paid	$137,384

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations of development of future technology and products, development of future customer relationships, and the Arbor and Circulate assembled workforces.  The Company has allocated the goodwill to the reporting units that were expected to benefit from the acquired goodwill.  The goodwill balance is not deductible for U.S. income tax purposes. The Company initially recognized the assets and liabilities acquired based on its preliminary estimates of their acquisition date fair values.  As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired companies up to the end of the measurement period, which is not longer than a one-year period following the acquisition date.  The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of the estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgement.  As of December 31, 2016, the Company has not completed its fair value analysis and calculation in sufficient detail necessary to arrive at the final estimate of the fair value.  The fair values currently assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on the information that was available as of the date of the acquisition.  The Company plans to finalize its accounting for the acquisitions and related estimates of the acquisition date fair values of the acquired assets and assumed liabilities prior to July 1, 2017.

The amounts allocated to other intangible assets in the table above included developed technology, customer relationships, and a trade name.  Intangible assets will be amortized on a straight-line basis over the estimated useful lives of 1 to 6 years. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

		Useful life
	Fair value	(in years)
Publisher relationships	$24,800	6
Developed technology	9,300	2 to 4
Customer relationships	7,100	6
Trade name	600	1
Total intangible assets	$41,800

The Company has omitted disclosures of revenue and net loss of the acquired companies from the acquisition dates of November 22, 2016 and November 29, 2016, respectively, to December 31, 2016 as the amounts are not material.

During the nine months ended December 31, 2016, the Company incurred $1.4 million of acquisition costs related to the Arbor and Circulate acquisitions, which are included in gains, losses, and other items, net on the condensed consolidated statement of operations (see note 12).

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Acxiom, Arbor and Circulate for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2016. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2016. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2016.

The unaudited pro forma financial information for the three and nine months ended December 31, 2016 and 2015, respectively, combined the historical results of Acxiom for the three and nine months ended December 31, 2016 and 2015, and the historical results of Arbor and Circulate for the three and nine months ended September 30, 2016 and 2015 (adjusted due to differences in reporting periods) and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows (dollars in thousands, except per share data):

	For the quarter ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues	$226,012	$221,964	$663,096	$627,300
Net loss	$(3,421)	$(6,245)	$(4,068)	$(9,329)
Basic loss per share	$(0.04)	$(0.08)	$(0.05)	$(0.12)
Diluted loss per share	$(0.04)	$(0.08)	$(0.05)	$(0.12)

5.DISCONTINUED OPERATIONS AND DISPOSITIONS:

Disposition of Impact email business

In August 2016, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note with interest accruing at a rate of 6.0% per annum (see note 6). The note is payable on the 12 month anniversary of the closing date, and is included in other current assets in the condensed consolidated balance sheet.  The Company also entered into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services.  Prior to the disposition, the Impact email business was included in the Marketing Services segment results.

The business did not meet the requirements of a discontinued business; therefore, all financial results are included in continuing operations. The Company recorded a gain on sale of $0.8 million, included in gains, losses and other items, net (see note 12).  The transaction also generated a $4.1 million income tax benefit.

Revenue and income from operations from the disposed Impact email business are shown below (dollars in thousands):

	For the quarter ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues	$—	$14,967	$20,375	$46,490

Income from continuing operations before income taxes	$—	$2,435	$120	$8,710

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

Summary results of operations of ITO for the three months and nine months ended December 31, 2015, are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.  The following table is a reconciliation of the major classes of line items constituting earnings (loss) from discontinued operations, net of tax (dollars in thousands):

	For the quarter ended	For the nine months ended
	December 31,	December 31,
	2015	2015
Major classes of line items constituting earnings (loss) from discontinued operations, net of tax:
Revenues	$—	$69,410
Cost of revenue	—	50,837
Gross profit	—	18,573
Operating expenses:
Sales and marketing	—	1,192
General and administrative	—	6,053
Gain on sale of discontinued operations	1,011	(9,349)
Total operating expenses	1,011	(2,104)
Earnings (loss) from discontinued operations	(1,011)	20,677
Interest expense	—	(681)
Other, net	—	(230)
Earnings (loss) from discontinued operations before income taxes	(1,011)	19,766
Income taxes (benefit)	(490)	4,076
Earnings (loss) from discontinued operations, net of tax	$(521)	$15,690

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

	For the quarter ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015

Cash inflows	$1,329	$1,986	$5,017	$2,685
Cash outflows	$698	$2,351	$3,512	$2,500

Revenues	$1,502	$1,752	$5,055	$2,918
Expenses	$447	$1,845	$2,785	$3,001

6.OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31,	March 31,
	2016	2016
Prepaid expenses	$25,712	$25,365
Escrow deposit (see note 4)	5,880	—
Note receivable (see note 5)	4,000	—
Assets of non-qualified retirement plan	12,443	12,532
Other current assets	$48,035	$37,897

Other noncurrent assets consist of the following (dollars in thousands):

	December 31,	March 31,
	2016	2016
Acquired intangible assets, net	$47,522	$19,203
Deferred data acquisition costs	998	1,644
Other miscellaneous noncurrent assets	3,901	4,468
Noncurrent assets	$52,421	$25,315

7.OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31,	March 31,
	2016	2016
Accrued purchase consideration (see note 4)	$5,880	$—
Other accrued expenses	51,307	48,254
Other current assets	$57,187	$48,254

8.GOODWILL:

The following table summarizes Goodwill activity, by segment, for the nine months ended December 31, 2016 (dollars in thousands).

	Marketing	Audience
	Services	Solutions	Connectivity	Total
Balance at March 31, 2016	$124,586	$273,430	$94,729	$492,745
Allant adjustment	—	19	—	19
Arbor and Circulate acquisitions (see note 4)	—	—	104,364	104,364
Impact email disposition (see note 5)	(5,684)	—	—	(5,684)
Change in foreign currency translation adjustment	(236)	—	(106)	(342)
Balance at December 31, 2016	$118,666	$273,449	$198,987	$591,102

Goodwill by component included in each segment as of December 31, 2016 was:

	Marketing	Audience
	Services	Solutions	Connectivity	Total
U.S.	$110,910	$273,449	$195,527	$579,886
APAC	7,756	—	3,460	11,216
Balance at December 31, 2016	$118,666	$273,449	$198,987	$591,102

9.LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	December 31,	March 31,
	2016	2016
Term loan credit agreement	$162,500	$185,000
Revolving credit borrowings	70,000	—
Other debt and long-term liabilities	6,182	7,856
Total long-term debt and capital leases	238,682	192,856

Less current installments	36,050	32,243
Less deferred debt financing costs	1,834	2,716
Long-term debt, excluding current installments and deferred debt financing costs	$200,798	$157,897

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

During the quarter ended December 31, 2016, the Company borrowed $70.0 million on its revolving credit facility and used the proceeds for the Arbor and Circulate acquisitions (see note 4).  The revolving credit borrowings are payable and due October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At December 31, 2016, the LIBOR credit spread was 1.75%.  The weighted-average interest rate on term loan borrowings at December 31, 2016 was 2.6%. The weighted-average interest rate on revolving credit borrowings at December 31, 2016 was 2.4%.  There were no material outstanding letters of credit at December 31, 2016.

The term loan and revolving credit borrowings allow for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At December 31, 2016, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On March 10, 2014, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest through March 10, 2017 at a fixed rate of 0.98% plus the applicable credit spread on $50.0 million notional amount, while receiving interest for the same period at the LIBOR rate on the same notional amount.  The LIBOR rate as of December 31, 2016 was 0.98%. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the term loan.  The Company assesses the effectiveness of the hedge based on the hypothetical derivative method.  There was no ineffectiveness for the period ended December 31, 2016.  Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of the hypothetical swap, which has terms that identically match the critical terms of the hedged transaction.  Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows.  The change in the fair value of the hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions.  All of the fair values are derived from an interest-rate futures model.  As of December 31, 2016, the hedge relationship still qualified as an effective hedge under applicable accounting standards.  Consequently, all changes in fair value of the derivative will be deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the condensed consolidated statement of operations.  The fair market value of the derivative was zero at inception and an immaterial unrealized loss since inception is recorded in other comprehensive income (loss).  The fair value of the interest rate swap agreement recorded in accumulated other comprehensive income may be recognized in the condensed consolidated statement of operations if certain terms of the floating-rate debt change, if the floating-rate debt is extinguished or if the interest rate swap agreement is terminated prior to maturity.  The Company has assessed the creditworthiness of the counterparty of the swap and concludes that no substantial risk of default exists as of December 31, 2016.

10.ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $6.7 million at December 31, 2016 and $7.3 million at March 31, 2016.

11.SEGMENT INFORMATION:

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

Operating expenses, excluding non-cash stock compensation expense and purchased intangible asset amortization, are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified products supported.

•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.
•	General and administrative expenses are generally not allocated to the segments.
•	Gains, losses and other items, net are not allocated to the segment groups.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents information by business segment (dollars in thousands):

	For the quarter ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues:
Marketing Services	$101,177	$115,725	$316,571	$336,430
Audience Solutions	83,399	77,046	235,669	217,718
Connectivity	38,736	28,422	103,140	71,285
Total segment revenues	$223,312	$221,193	$655,380	$625,433

Gross profit(1):
Marketing Services	$37,494	$38,561	$109,440	$112,140
Audience Solutions	53,120	45,265	143,030	121,259
Connectivity	23,091	16,130	60,509	41,582
Total segment gross profit	$113,705	$99,956	$312,979	$274,981

Income (loss) from operations(1):
Marketing Services	$21,127	$20,309	$61,109	$55,070
Audience Solutions	34,572	30,723	89,640	80,000
Connectivity	1,877	(1,015)	3,831	(2,874)
Total segment income from operations	$57,576	$50,017	$154,580	$132,196

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

The following table reconciles total operating segment gross profit to gross profit and total operating segment income from operations to income (loss) from operations:

	For the quarter ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015

Total segment gross profit	$113,705	$99,956	$312,979	$274,981

Less:
Purchased intangible asset amortization	4,621	3,754	12,588	11,263
Non-cash stock compensation	2,240	666	4,404	1,443
Accelerated amortization	—	78	—	1,598
Gross profit	$106,844	$95,458	$295,988	$260,677

Total segment income from operations	$57,576	$50,017	$154,580	$132,196

Less:
Corporate expenses (principally general and administrative)	24,185	27,827	75,342	76,868
Separation and transformation costs included in general and administrative	4,118	6,628	5,573	16,140
Gains, losses and other items, net	2,111	4,058	2,725	7,369
Impairment of goodwill and other	—	—	—	729
Purchased intangible asset amortization	4,621	3,754	12,588	11,262
Non-cash stock compensation	13,427	8,046	33,955	23,529
Accelerated amortization	—	78	—	1,598
Income (loss) from operations	$9,115	$(374)	$24,397	$(5,299)

12.RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the nine months ended December 31, 2016 (dollars in thousands):

	Associate-related	Ongoing
	reserves	contract costs	Total

March 31, 2016	$2,855	$3,524	$6,379
Restructuring charges and adjustments	2,107	—	2,107
Payments	(3,267)	(1,626)	(4,893)
December 31, 2016	$1,695	$1,898	$3,593

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the nine months ended December 31, 2016, the Company recorded a total of $2.1 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges, of which $0.8 million represented adjustments to the fiscal 2016 restructuring plans. The remaining $1.3 million related to termination of associates in the United States. Of the amount accrued for 2017, $0.8 million remained accrued as of December 31, 2016.  These amounts are expected to be paid out in fiscal 2017.

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

The associate-related accruals of $8.6 million relate to the termination of associates in the United States, Europe, Brazil and Australia.  Of the amount accrued for 2016, $0.6 million remained accrued as of December 31, 2016. These amounts are expected to be paid out in fiscal 2017.

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

The associate-related accruals of $13.3 million related to the termination of associates in the United States, Europe, Australia, and China and included an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $0.3 million remained accrued as of December 31, 2016.  These amounts are expected to be paid out in fiscal 2017.

The lease accruals of $6.5 million were determined in accordance with the accounting standards that govern exit costs. These accounting standards require the Company to accrue for lease costs that will continue to be incurred without economic benefit to the Company upon the date that the Company ceases using the leased properties.  The Company has ceased using certain leased office facilities.  The Company intends to attempt to sublease the facilities to the extent possible.  The Company established a liability for the fair value of the remaining lease payments, partially offset by the estimated sublease payments to be received over the course of the leases.  The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate.  The liability will be paid out over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for fiscal 2015, $1.9 million remained accrued as of December 31, 2016.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Restructuring plan charges and adjustments	$899	$4,008	$2,107	$7,310
Gain on disposition of Impact email business	(155)	—	(784)	—
Arbor and Circulate acquisition-related costs (see note 4)	1,365	—	1,365	—
Other	2	50	36	59
	$2,111	$4,058	$2,724	$7,369

13.COMMITMENTS AND CONTINGENCIES:

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 24 years of $77.8 million.

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  The Company guaranteed the lease as required by the asset disposition agreement.  Should the third party default, the Company would be required to perform under this guarantee.  At December 31, 2016, the Company’s maximum potential future payments under this guarantee totaled $0.1 million.  In connection with the Acxiom Impact disposition during the current fiscal quarter (see Note 5), the Company assigned a facility lease to the buyer of the business.  The Company guaranteed the facility lease as required by the asset disposition agreement.  Should the assignee default, the Company would be required to perform under the terms of the facility lease, which runs through September 2021.  At December 31, 2016, the Company’s maximum potential future rent payments under this guarantee totaled $2.8 million.

14.INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.  The estimated effective income tax rate for the current fiscal year is significantly impacted by nondeductible share-based compensation and to a lesser extent by state income taxes, research tax credits, and losses in foreign jurisdictions.  State income taxes are influenced by the geographic and legal entity mix of the Company’s U.S. income as well as the diversity of rules among the states.  The Company does not record a tax benefit for certain foreign losses due to uncertainty of future utilization.  Income taxes for the current fiscal year includes a $4.1 million tax benefit in connection with the sale of the Impact email business.

15.FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

•

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At December 31, 2016, the estimated fair value of long-term debt approximates its carrying value.

•

Derivative instruments included in other liabilities - The carrying value is adjusted to fair value through other comprehensive income (loss) at each balance sheet date.  The fair value is determined from an interest-rate futures model.

Under applicable accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company assigned assets and liabilities to the hierarchy in the accounting standards, which is Level 1 - quoted prices in active markets for identical assets or liabilities, Level 2 - significant other observable inputs, and Level 3 - significant unobservable inputs.

The following table presents the balances of assets and liabilities measured at fair value as of December 31, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,443	$—	$—	$12,443
Total assets	$12,443	$—	$—	$12,443

Liabilities:
Other accrued expenses	$—	$(2)	$—	$(2)
Total liabilities	$—	$(2)	$—	$(2)

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

Our AS revenue includes licensing fees, which are typically in the form of recurring monthly billings, as well as transactional revenue based on volume or one-time usage. In addition, AS generates digital data revenue from certain digital publishers and addressable television providers in the form of revenue sharing agreements. Our Marketing Database clients are a significant channel for our AS offerings.

Connectivity

As shown in the illustration below, our Connectivity segment enables our clients to build an omnichannel view of the consumer and activate that understanding across the marketing ecosystem.

Through integrations with more than 450 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We provide a foundational identity resolution layer enabling our clients to identify and reach consumers across channels and measure the impact of marketing on sales, using the marketing platform of their choice.

Today, our primary Connectivity offering is LiveRamp IdentityLink, an identity resolution service that ties data back to real people and makes it possible to onboard that data for people-based marketing initiatives across digital channels. Leveraging AbiliTec and the LiveRamp identity graph, IdentityLink first resolves a clients’ first-, second-, and third-party, exposure, and transaction data to persistent anonymous consumer identifiers that represent real people in a privacy-safe way. This omni-channel view of the consumer can then be onboarded to and between any of the 450 plus partners in our ecosystem to support targeting, personalization and measurement use cases.

Targeting	Personalization	Measurement

Example	Example	Example

Clients can upload known data from first-, second-, and third-party data sources, resolve it to an omnichannel privacy-safe link with IndentityLink, then onboard to one of 450+ LiveRamp partners to deploy targeted ads to known customers.

Clients can deliver highly relevant content the moment viewers visit their website landing page, no login required. Leveraging IdentityLink, clients can resolve customer segment data to devices and digital IDs, onboard that data to a personalization platform and provide one-to-one experiences without compromising user privacy.

Clients can connect exposure data with first- and third-party purchase data across channels by resolving all customer devices back to the customers to which they blong. Then, clients can onboard that data to a measurement platform to clearly establish cause, effect and impact.

IdentityLink operates in an Acxiom SafeHaven certified environment with technical, operational, and personnel controls designed to ensure our clients’ data is kept private and secure.

IdentityLink is sold to brands and the companies’ brands partner to execute their marketing including marketing technology providers, data providers, publishers and agencies.

•

IdentityLink for Brands and Agencies. IdentityLink allows brands and their agencies execute people-based marketing by creating an omnichannel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

•

IdentityLink for Marketing Technology Providers. IdentityLink provides marketing technology providers with the ability to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

•

IdentityLink for Data Owners. IdentityLink allows data owners to easily connect their data to the digital ecosystem and better monetize it. This adds value for brands as it allows them to augment their understanding of consumers, and increase both their reach against and understanding of customers and prospects.

•

IdentityLink for Publishers. IdentityLink allows publishers to offer people-based marketing on their properties. This adds value for brands by providing direct access to their customers and prospects in the publisher’s premium inventory.

Our Connectivity revenue consists primarily of monthly recurring subscription fees sold on an annual basis. To a lesser extent, we generate revenue from data providers and certain digital publishers in the form of revenue-sharing agreements.

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

Summary Results and Notable Events

A summary of the quarter ended December 31, 2016 is presented below:

•	Revenues increased 1.0% to $223.3 million.
•	Cost of revenue was $116.5 million, a 7.4% decrease from $125.7 million in the same quarter a year ago.
•	Gross margin increased to 47.8% from 43.2%.
•	Total operating expenses were $97.7 million, a 2.0% increase from $95.8 million in the same quarter a year ago.
•	Cost of revenue and operating expenses for the quarters ended December 31, 2016 and 2015 include the following items:
o	Non-cash stock compensation of $13.4 million and $8.0 million, respectively (cost of revenue and operating expenses)
o	Purchased intangible asset amortization of $4.6 million and $3.8 million, respectively (cost of revenue)
o	Restructuring charges and other adjustments of $2.1 million and $4.1 million, respectively (operating expenses)
o	Separation and transformation costs of $4.1 million and $6.6 million, respectively (operating expenses)
•	Net earnings from continuing operations was $1.1 million or $.01 per share compared to net loss from continuing operations of $0.4 million or $.01 per share in the same quarter a year ago.
•

The Company acquired all of the outstanding shares of Arbor Technologies, Inc. (“Arbor”) and Circulate.com, Inc. (“Circulate”) for an aggregate purchase price of $137.4 million, net of cash of $9.5 million. Both Arbor and Circulate are included in the Connectivity segment.

The summary above is intended to identify to the reader some of the more significant events and transactions of the Company during the quarter ended December 31, 2016.  However, this is not intended to be a full discussion of the Company’s results for the quarter.  This should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this quarterly report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the Three months ended			For the Nine months ended
	December 31,			December 31,
			%			%
	2016	2015	Change	2016	2015	Change
Revenues	$223,312	$221,193	1	$655,380	$625,433	5
Cost of revenue	116,468	125,735	(7)	359,392	364,756	(2)
Gross profit	106,844	95,458	12	295,988	260,677	14
Operating expenses	97,729	95,832	2	271,591	265,976	2
Income (loss) from operations	9,115	(374)	2,537	24,397	(5,299)	560
Net earnings (loss) from continuing operations	1,073	(439)	344	12,189	(6,966)	275
Diluted earnings (loss) per share from continuing operations	$0.01	$(0.01)	338	$0.15	$(0.09)	272

Revenues

The following table presents the Company’s revenue by reporting segment for each of the periods reported (dollars in thousands):

	For the Three months ended			For the Nine months ended
	December 31,			December 31,
			%			%
	2016	2015	Change	2016	2015	Change
Marketing Services	$101,177	$115,725	(13)	$316,571	$336,430	(6)
Audience Solutions	83,399	77,046	8	235,669	217,718	8
Connectivity	38,736	28,422	36	103,140	71,285	45
Total revenues	$223,312	$221,193	1	$655,380	$625,433	5

Total revenues were $223.3 million, an increase of 1.0%, or $2.1 million, from $221.2 million in the same quarter a year ago. The revenue growth was due to strong AS and Connectivity results. The year over year growth was negatively impacted by several items totaling $16.9 million: the exit from Brazil during fiscal year 2016 ($0.4 million), the transition of the Australia operations business to a Connectivity focused business ($1.2 million reduction in MS and AS), the disposition of the Acxiom Impact business ($15.0 million), and the unfavorable impact of exchange rates ($2.1 million).

For the nine months ended December 31, 2016, total revenues were $665.4 million, an increase of 4.8%, or $29.9 million, from $625.4 million in the same period a year ago. The revenue growth was due to strong AS and Connectivity results. The year over year growth was negatively impacted by the disposition of the Acxiom Impact business ($26.1 million), the unfavorable impact of exchange rates ($4.2 million), the transition of the Australia operations business to a Connectivity focused business ($3.6 million reduction in MS and AS), and the exit from Brazil during fiscal year 2016 ($2.0 million).

MS revenue for the quarter ended December 31, 2016 was $101.2 million, a $14.5 million, or 12.6%, decrease compared to the same quarter a year ago. On a geographic basis, U.S. MS revenue decreased $12.8 million, or 12.2%, due largely to the sale of Acxiom Impact ($15.0 million). International MS revenue decreased $1.7 million, or 17.0%.  Excluding the unfavorable impact of exchange rates ($1.2 million), International MS revenue decreased $0.5 million.  By line of business, increases in Marketing Database ($4.3 million) were offset by declines in Strategy and Analytics ($3.3 million) and the sale of Acxiom Impact ($15.0 million).

MS revenue for the nine months ended December 31, 2016 was $316.6 million, a $19.9 million, or 5.9%, decrease compared to the same period a year ago. On a geographic basis, U.S. MS revenue decreased $14.3 million, or 4.6%. New business and client upsell were offset by the Acxiom Impact disposition ($26.1 million). International MS revenue decreased $5.6 million, or 19.2%.  Excluding the unfavorable impact of exchange rates ($2.6 million), International MS revenue decreased $3.0 million from the impact of the wind down of the MS business in Australia ($1.0 million), and Brazil ($1.0 million due to exit of the business).  By line of business, increases in Marketing Database ($16.5 million) were offset by declines in Strategy and Analytics ($1.7 million) and the sale of Acxiom Impact ($26.1 million).

AS revenue for the quarter ended December 31, 2016 was $83.4 million, a $6.4 million, or 8.2%, increase compared to the same quarter a year ago. On a geographic basis, U.S. AS revenue increased $7.9 million, or 12.0%, due to increases in Digital Data business with existing customers. International AS revenue decreased $1.6 million, or 14.5%, due primarily to the impact of the wind down in Australia ($1.1 million).  By line of business, AS revenue growth in Digital Data ($10.2 million), through our publisher and digital partner network, were offset by declines in Consumer Data ($2.0 million) and Recognition ($1.5 million), due in part to the restructuring in Australia.  As the digital data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data relationships.  These changes could impact AS growth rates in the future.

AS revenue for the nine months ended December 31, 2016 was $235.7 million, an $18.0 million, or 8.2%, increase compared to the same period a year ago. On a geographic basis, U.S. AS revenue increased $19.4 million, or 10.1%, due to increases in Digital Data business with existing customers. International AS revenue decreased $1.4 million, or 5.4%.  International AS revenue increases in Europe ($1.9 million) were offset by decreases in Brazil ($0.9 million) and ANZ ($2.6 million) due to restructuring.  By line of business, AS revenue growth in Digital Data ($22.4 million), through our publisher and digital partner network, were offset by declines in Recognition ($3.1 million) and Consumer Data ($1.3 million.

Connectivity revenue for the quarter ended December 31, 2016 was $38.7 million, a $10.3 million, or 36.3%, increase compared to the same quarter a year ago. The increase was due to LiveRamp growth, partially offset by a $3.3 million decrease in revenue from the revenue-sharing arrangements due to a lost customer. On a geographic basis, U.S. Connectivity revenue increased $9.5 million, or 35.7%, from the same quarter a year ago.

Connectivity revenue for the nine months ended December 31, 2016 was $103.1 million, a $31.9 million, or 44.7%, increase compared to the same period a year ago. The increase was due to LiveRamp growth, partially offset by a $4.1 million decrease in revenue from the revenue-sharing arrangements due to a lost customer. On a geographic basis, U.S. Connectivity revenue increased $29.7 million, or 44.9%, from the same quarter a year ago.

Cost of revenue and Gross profit

The following table presents the Company’s cost of revenue and gross profit for each of the periods presented (dollars in thousands):

	For the Three months ended			For the Nine months ended
	December 31,			December 31,
			%			%
	2016	2015	Change	2016	2015	Change
Cost of revenue	$116,468	$125,735	(7)	$359,392	$364,756	(2)
Gross profit	$106,844	$95,458	12	$295,988	$260,677	14
Gross margin	47.8%	43.2%	11	45.2%	41.7%	8

Cost of revenue: Includes all direct costs of sales such as data and other third-party costs directly associated with revenue. Cost of revenue also includes expenses for each of the Company’s operations functions including client services, account management, agency, strategy and analytics, IT, data acquisition, and products operations. Finally, cost of revenue includes amortization of internally developed software.

Cost of revenue was $116.5 million for the quarter ended December 31, 2016, a $9.3 million decrease, or 7.4%, from the same quarter a year ago, due primarily to the disposition of Acxiom Impact ($10.9 million). Gross margins increased to 47.8% in the current year compared to 43.2% in the prior year. The gross margin increase is due to the AS and Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 49.0% in the current year from 44.0% in the prior year due to the AS and Connectivity revenue growth. International gross margins were flat in the current quarter at 35.8%.

Cost of revenue was $359.4 million for the nine months ended December 31, 2016, a $5.4 million decrease, or 1.5%, from the same period a year ago, due primarily to the disposition of Acxiom Impact ($14.4 million).

Gross margins increased to 45.2% in the current year compared to 41.7% in the prior year. The gross margin increase is due to the AS and Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 46.3% in the current year from 42.9% in the prior year due to the AS and Connectivity revenue growth. International gross margins increased to 32.5% in the current year from 30.0% in the prior year due to AS revenue growth offset partially by investments in Connectivity.

Operating Expenses

The following table presents the Company’s operating expenses for each of the periods presented (dollars in thousands):

	For the Three months ended			For the Nine months ended
	December 31,			December 31,
			%			%
	2016	2015	Change	2016	2015	Change
Research and development	$20,950	$18,400	14	$58,631	$57,489	2
Sales and marketing	43,048	36,581	18	118,243	100,334	18
General and administrative	31,620	36,793	(14)	91,993	100,055	(8)
Impairment of goodwill and other assets	—	—	-	—	729	(100)
Gains, losses and other items, net	2,111	4,058	(48)	2,724	7,369	(63)
Total operating expenses	$97,729	$95,832	2	$271,591	$265,976	2

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $21.0 million for the quarter ended December 31, 2016, an increase of $2.6 million, or 13.9%, compared to the same quarter a year ago, and is 9.4% of total revenues compared to 8.3% in the prior year. The increase is due primarily to Connectivity investments of $2.7 million.

R&D expenses were $58.6 million for the nine months ended December 31, 2016, an increase of $1.1 million, or 2.0%, compared to the same period a year ago, and is 8.9% of total revenues compared to 9.2% in the prior year. Connectivity investments ($6.3 million) were offset by a $3.0 million reduction in non-cash stock based compensation and cost reductions in MS ($4.6 million).

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $43.0 million for the quarter ended December 31, 2016, an increase of $6.5 million, or 17.7%, compared to the same quarter a year ago, and is 19.3% of total revenues compared to 16.5% in the prior year. The increase is due to headcount investments in U.S. AS sales, third-party corporate marketing expenses and non-cash stock compensation.

S&M expenses were $118.2 million for the nine months ended December 31, 2016, an increase of $17.9 million, or 17.9%, compared to the same period a year ago, and is 18.0% of total revenues compared to 16.0% in the prior year. The increase is due to headcount investments in Connectivity, U.S. AS sales and non-cash stock compensation.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $31.6 million for the quarter ended December 31, 2016, a decrease of $5.2 million, or 14.1%, compared to the same quarter a year ago, and is 14.2% of total revenues compared to 16.6% in the prior year. The decrease is due primarily to a decrease in incentive compensation and discretionary bonus expense and a $2.5 million decrease in separation and transformation costs.

G&A expenses were $92.0 million for the nine months ended December 31, 2016, a decrease of $8.1 million, or 8.1%, compared to the same period a year ago, and is 14.0% of total revenues compared to 16.0% in the prior year. The decrease is due to a $10.5 million decline in separation and transformation costs, offset partially by an increase in non-cash stock based compensation of $6.9 million.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $2.1 million for the quarter ended December 31, 2016 decreased $1.9 million, or 48.0%, compared to the same quarter a year ago.  The current year includes $1.4 million in merger related expenses related to the Arbor and Circulate acquisitions.

Gains, losses and other items, net of $2.7 million for the nine months ended December 31, 2016 decreased $5.4 million, or 66.4%, compared to the same period a year ago.  The current year includes $1.4 million in merger related expenses related to the Arbor and Circulate acquisitions, and a $0.8 million gain on sale of the Acxiom Impact business.

Income (Loss) from Operations and Profit (Loss) Margins

The following table presents the Company’s income (loss) from operations and margin by segment for each of the periods presented (dollars in thousands):

	For the Three months ended		For the Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Operating income (loss) and margin:
Marketing Services	$21,127	$20,309	$61,109	$55,070
	20.9%	17.5%	19.3%	16.4%
Audience Solutions	34,572	30,723	89,640	80,000
	41.5%	39.9%	38.0%	36.7%
Connectivity	1,877	(1,015)	3,831	(2,874)
	4.8%	(3.6%)	3.7%	(4.0%)
Less:
Corporate	28,302	34,533	80,915	94,606
Purchased intangible asset amortization	4,621	3,754	12,588	11,262
Non-cash stock compensation	13,427	8,046	33,955	23,529
Gains, losses and other items, net	2,111	4,058	2,725	8,098
Income (loss) from operations	$9,115	$(374)	$24,397	$(5,299)
Total operating margin	4.1%	(0.2)%	3.7%	(0.8)%

Income from operations was $9.1 million for the quarter ended December 31, 2016 compared to a loss of $0.4 million for the same quarter a year ago.  The increase in income from operations of $9.5 million was due primarily to an increase in each of the operating segment’s income from operations and lower gains, losses and other items, net offset by an increase in non-cash stock compensation.

Income from operations was $24.4 million for the nine months ended December 31, 2016 compared to a loss of $5.3 million for the same period a year ago.  The increase in income from operations of $29.7 million was due primarily to an increase in each of the operating segment’s income from operations, lower corporate costs, and lower gains, losses and other items, net offset by an increase in non-cash stock compensation.

MS income from operations was $21.1 million, a 20.9% margin, for the quarter ended December 31, 2016 compared to $20.3 million, a 17.5% margin, for the same quarter a year ago.  U.S. margins increased to 22.2% in the current quarter from 18.1% due to R&D cost reductions. International operating margins decreased to 6.6% from 11.9% due to the decrease in gross profit.

MS income from operations was $61.1 million, a 19.3% margin, for the nine months ended December 31, 2016 compared to $55.1 million, a 16.4% margin, for the same period a year ago.  U.S. margins increased to 20.2% in the current year from 17.2% due to R&D and S&M cost reductions. International operating margins increased to 8.3% from 7.3% due to S&M reductions.

AS income from operations was $34.6 million, a 41.5% margin, for the quarter ended December 31, 2016 compared to $30.7 million, a 39.9% margin, for the same quarter a year ago.  U.S. margins increased to 43.5% in the current quarter from 42.2% due to gross profit improvements of $7.9 million offset partially by investments in S&M of $3.4 million. International operating margins increased to 30.2% from 26.8%.

AS income from operations was $89.6 million, a 38.0% margin, for the nine months ended December 31, 2016 compared to $80.0 million, a 36.7% margin, for the same period a year ago.  U.S. margins decreased to 39.7% in the current period from 40.2%. International operating margin increased to 23.5% from $11.7% due to expanding gross profit margins.

Connectivity income from operations was $1.9 million, a 4.8% margin, for the quarter ended December 31, 2016 compared to a loss of $1.0 million, a negative 3.6% margin, for the same quarter a year ago. A $7.0 million increase in gross profit was partially offset by R&D and S&M investments.

Connectivity income from operations was $3.8 million, a 3.7% margin, for the nine months ended December 31, 2016 compared to a loss of $2.9 million, a negative 4.0% margin, for the same period a year ago. Gross profit increased $18.9 million and was partially offset by R&D and S&M investments.

Other Expense, Income Taxes and Other Items

Interest expense was $1.7 million for the quarter ended December 31, 2016 compared to $1.9 million for the same quarter a year ago. The decrease is primarily related to the term loan offset by $0.2 million of new interest expense on line of credit borrowings. The average balance of the term loan and line of credit increased approximately $1 million and the average rate decreased approximately 30 basis points.

Interest expense was $5.2 million for the nine months ended December 31, 2016 compared to $5.8 million for the same period a year ago. The decrease is primarily related to the term loan offset by $0.2 million of new interest expense on line of credit borrowings. The average balance of the term loan and line of credit decreased approximately $43 million and the average rate was flat.

Other income was $0.0 million for the quarter ended December 31, 2016 compared to $0.3 million for the same quarter a year ago. Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Other income was $0.1 million for the nine months ended December 31, 2016 compared to $0.7 million for the same period a year ago. Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported.

Income tax expense was $6.3 million on pretax income of $7.4 million for the quarter ended December 31, 2016 compared to income tax benefit of $1.6 million on a pretax loss of $2.0 million for the same quarter last year. The current year effective tax rate is impacted by nondeductible share-based compensation related to the Arbor and Circulate acquisitions. The prior year income tax benefit includes a $1.5 million benefit due to the retroactive and permanent reinstatement of the federal research tax credit in December of 2015.

Income tax expense was $7.1 million on pretax income of $19.3 million for the nine months ended December 31, 2016 compared to income tax benefit of $3.5 million on a pretax loss of $10.4 million for the same period last year. The current year effective tax rate is impacted by nondeductible share-based compensation related to the Arbor and Circulate acquisitions.  During the nine months ended December 31, 2016, the Company recorded a $4.1 million income tax benefit related to the disposition of Acxiom Impact.  During the same period last year, the Company recorded a $1.0 million tax benefit in connection with the completion of a U.S. income tax examination covering the fiscal years ended March 31, 2013 and 2012.

The effective tax rates for all periods were impacted by state income taxes, research tax credits, nondeductible share-based compensation, and losses in foreign jurisdictions.  The Company does not record the income tax benefit of certain foreign losses due to uncertainty of future utilization.

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at December 31, 2016 totaled $109.9 million, a $42.1 million decrease when compared to $152.0 million at March 31, 2016, due primarily to net cash paid of $137.4 million for the Arbor and Circulate acquisitions, offset partially by the $70.0 million in proceeds of debt borrowed related to the acquisitions.

The Company’s cash is primarily located in the United States.  Approximately $16.8 million of the total cash balance of $137.9 million, or approximately 12.2%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 57 days at December 31, 2016 compared to 56 days at March 31, 2016, and is calculated as follows (dollars in thousands):

	December 31,	March 31,
	2016	2016
Numerator – trade accounts receivable, net	$137,523	$138,650
Denominator:
Quarter revenue	223,312	224,655
Number of days in quarter	92	91
Average daily revenue	$2,427	$2,469
Days sales outstanding	57	56

Net cash provided by operating activities was $85.2 million for the nine months ended December 31, 2016, compared to $70.4 million in the same period a year ago.  The $14.8 million increase resulted primarily from improved cash earnings.

Investing activities used cash of $162.1 million during the nine months ended December 31, 2016 compared to $50.7 million in the same period a year ago, due primarily to the $137.4 million of net cash paid in the Arbor and Circulate acquisitions. Investing activities also consisted of capital expenditures ($30.1 million compared to $33.8 million in the prior period) and capitalization of software ($11.2 million compared to $10.4 million in the prior period).  Current year investing activities were offset by the $17.0 million net cash received in the disposition of the U.S. Impact business.

Financing activities provided cash of $26.7 million during the nine months ended December 31, 2016 compared to net cash used of $108.4 million in the same period a year ago, due primarily to the proceeds of debt of $70.0 million to partially fund the Arbor and Circulate acquisitions. Financing activities in the current year period also consisted of treasury stock purchases of $30.5 million (1.3 million shares of the Company’s common stock pursuant to the board of directors’ approved stock repurchase plan) and payments of debt of $24.2 million.  Financing activities in the prior year included a $55.0 million required term loan debt prepayment as a result of the ITO disposition.

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on July 28, 2016 (see Note 2). Under the modified common stock repurchase program, the Company may purchase up to $400 million of its common stock through the period ending June 30, 2018. During the nine months ended December 31, 2016, the Company repurchased 1.3 million shares of its common stock for $30.5 million. Through December 31, 2016, the Company had repurchased a total of 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the program.

Credit and Debt Facilities

See Note 9 “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements (unaudited) for further details related to the Company’s amended and restated credit agreement and interest rate swap agreement.

Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Off-Balance Sheet Items and Commitments

In connection with the disposal of certain assets, the Company guaranteed a lease for the buyer of the assets.  The Company guaranteed the lease as required by the asset disposition agreement.  Should the third party default, the Company would be required to perform under this guarantee.  At December 31, 2016, the Company’s maximum potential future payments under this guarantee totaled $0.1 million.  In connection with the Acxiom Impact disposition during the current fiscal quarter (see Note 5), the Company assigned a facility lease to the buyer of the business.  The Company guaranteed the facility lease as required by the asset disposition agreement.  Should the assignee default, the Company would be required to perform under the terms of the facility lease, which runs through September 2021.  At December 31, 2016, the Company’s maximum potential future rent payments under this guarantee totaled $2.8 million.

There were no material outstanding letters of credit, which would reduce the borrowing capacity under the Company’s revolving credit facility, at December 31, 2016.

Contractual Commitments

The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2016.   The table does not include the future payment of liabilities related to uncertain tax positions of $5.2 million as the Company is not able to predict the periods in which the payments will be made. The column for 2017 represents the remaining three months ending March 31, 2017.  All other columns represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Term loan	$7,500	$37,500	$117,500	$—	$—	$—	$162,500
Revolving credit borrowings	—	—	70,000	—	—	—	70,000
Other debt and long-term liabilities	569	2,320	1,583	1,362	348	—	6,182
Total long-term debt and capital leases	8,069	39,820	189,083	1,362	348	—	238,682
Operating lease payments	4,550	13,957	11,402	11,048	10,759	26,117	77,833
Total contractual cash obligations	$12,619	$53,777	$200,485	$12,410	$11,107	$26,117	$316,515

	For the years ending March 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Total purchase commitments	$23,563	$19,217	$15,586	$14,462	$7,015	$—	$79,843

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2017 of $1.9 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2016 (dollars in thousands):

Lease guarantees	$2,957
Surety bonds	405

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily as a result of its term loan agreement and its revolving credit agreement, both of which bear interest at a floating rate.  Acxiom currently uses an interest-rate swap agreement to mitigate the changes in interest rate risk on $50 million of its floating-rate debt.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both December 31, 2016 and March 31, 2016, the fair value of the Company’s fixed rate long-term debt approximated carrying value.

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

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, other than the implementation of internal control for financial reporting on the entities acquired in the Arbor and Circulate acquisitions, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
10/1/16 - 10/31/16	—	n/a	—	$114,250,978
11/1/16 - 11/30/16	—	n/a	—	—
12/1/16 - 12/31/16	—	n/a	—	—
Total	—	n/a	—	$114,250,978

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. Through December 31, 2016, the Company had repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

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

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2016, and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three months ended December 31, 2016 and 2015,  (iii) Condensed Consolidated Statements of Operations for the Nine months ended December 31, 2016 and 2015,  (iv) Condensed Consolidated Statements of Comprehensive Loss for the Three months ended December 31, 2016 and 2015, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Nine months ended December 31, 2016 and 2015, (vi) Condensed Consolidated Statement of Stockholders’ Equity for the Nine months ended December 31, 2016, (vii) Condensed Consolidated Statements of Cash Flows for the Nine months ended December 31, 2016 and 2015, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: February 2, 2017

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

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2016, and March 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three months ended December 31, 2016 and 2015,  (iii) Condensed Consolidated Statements of Operations for the Nine months ended December 31, 2016 and 2015,  (iv) Condensed Consolidated Statements of Comprehensive Loss for the Three months ended December 31, 2016 and 2015, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Nine months ended December 31, 2016 and 2015, (vi) Condensed Consolidated Statement of Stockholders’ Equity for the Nine months ended December 31, 2016, (vii) Condensed Consolidated Statements of Cash Flows for the Nine months ended December 31, 2016 and 2015, and (viii) the Notes to Condensed Consolidated Financial Statements, tagged in detail..