Form 10-K
period 2017-03-31
ACXIOM CORP
filed 2017-05-26
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13163

ACXIOM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	71-0581897
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 E. Dave Ward Drive,	72032
Conway, Arkansas (Address of Principal Executive Offices)	(Zip Code)

(501) 342-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	The NASDAQ Global Select Market

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

Yes [X]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]        No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1,768,143,599. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 22, 2017, was 78,507,559.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”) of Acxiom Corporation (“Acxiom,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.acxiom.com, where copies of documents which we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically.  Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Copies may also be obtained through the SEC’s EDGAR site, or by sending a written request for copies to Acxiom Investor Relations, 100 Redwood Shores Parkway, Redwood City, California 94065.  Copies of all our SEC filings were available on our website during the past fiscal year covered by this Form 10-K.  In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive, and Governance/Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.  Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

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

Item 1.  Business

Acxiom Corporation is a global technology and enablement services company with a vision to transform data into value for everyone. Through a simple, open approach to connecting systems and data, we provide the data foundation for the world’s best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omni-channel customer experiences.

Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol “ACXM.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our client list includes many of the world’s largest and best known brands across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

We excel in relationships with organizations that view the activation, management, and application of data as an integral component of their business. We generate our revenue from the following business segments, which are aligned consistently with the Company’s long-term strategy:

•	Connectivity. Our Connectivity segment enables clients to build an omni-channel view of the customer and activate that understanding across the open marketing ecosystem.

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

Increasing Fragmentation

Today, customer journeys span multiple channels and devices over time, resulting in data silos and fragmented identities. As consumers engage with brands across various touchpoints – over the web, mobile devices and applications, by email and television, and in physical stores – they may not be represented as single unique individuals with complex behaviors, appearing instead as disparate data points with dozens of different identifiers. Becky Smith who lives at 123 Main Street may appear as beckys@acme.com when she uses Facebook, becky@yahoo.com when she signs into Yahoo Finance, cookie 123 when she browses msn.com, cookie ABC when she browses aol.com, and so on. As a result, marketers struggle to understand the cross-channel, cross-device habits of consumers and the different steps they take on their path to conversion. More specifically, data silos and fragmented identities prevent brands from being able to resolve all relevant data to a specific individual; this poses a challenge to formation of accurate, actionable insights about a brand’s consumers or campaigns.

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

Consumers are demanding personalization, and every piece of marketing content served has the potential to be individually relevant, addressable, and measurable. By understanding which devices, email addresses, and postal addresses relate to the same individual, marketers can deliver seamless experiences as consumers engage a brand across touchpoints. At the same time, by targeting consumers at the individual level, organizations can reduce marketing waste and more easily attribute their marketing spend to actual results.

People-Based Marketing is Complex and Challenging to Navigate

Innovation has fueled the growth of a highly-fragmented technology landscape, forcing brands to contend with thousands of marketing technologies and data silos. To make every customer experience relevant across channels and devices, organizations need a data foundation and common network that can break down those silos, make data portable, and accurately recognize people throughout the customer journey. Marketing is becoming more audience-centric, automated, and optimized. However, a number of important factors make people-based marketing in the digital era complex and challenging to navigate:

•

Recognition. For organizations to target audiences at the individual level, they must be able to recognize consumers across all channels and devices, and link multiple identifiers and data elements back to a persistent identifier to create a single view of the customer.

•

Scaled Data Assets. Quality, depth, and recency of data matters when deriving linkages between identifiers. Organizations must have access to an extensive set of data and be able to match that data with a high degree of accuracy to perform true cross-device audience targeting.

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

Connectivity

As shown in the illustration below, our Connectivity segment enables our clients to build an omni-channel view of the customer and activate that understanding across the marketing ecosystem.

Through integrations with more than 500 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We provide a foundational identity resolution layer enabling our clients to identify and reach consumers across channels and measure the impact of marketing on sales, using the marketing platform of their choice.

Today, our primary Connectivity offering is LiveRamp IdentityLink™, an identity resolution service that ties data back to real people and makes it possible to onboard that data for people-based marketing initiatives across digital channels. Leveraging AbiliTec® and the LiveRamp identity graph, IdentityLink first resolves a client’s first-, second-, and third-party, exposure, and transaction data to persistent anonymous consumer identifiers that represent real people in a privacy-safe way. This omni-channel view of the consumer can then be onboarded to and between any of the 500 plus partners in our ecosystem to support targeting, personalization and measurement use cases.

Targeting	Personalization	Measurement

Example	Example	Example

Clients can upload known data from first-, second-, and third-party data sources, resolve it to an omnichannel privacy-safe link with IdentityLink, then onboard to one of 500+ LiveRamp partners to deploy targeted ads to known customers.

Clients can deliver highly relevant content the moment viewers visit their website landing page, no login required. Leveraging IdentityLink, clients can resolve customer segment data to devices and digital IDs, onboard that data to a personalization platform and provide one-to-one experiences without compromising user privacy.

Clients can connect exposure data with first- and third-party purchase data across channels by resolving all customer devices back to the customers to which they belong. Then, clients can onboard that data to a measurement platform to clearly establish cause, effect and impact.

IdentityLink operates in an Acxiom SafeHaven® certified environment with technical, operational, and personnel controls designed to ensure our clients’ data is kept private and secure.

IdentityLink is sold to brands and the companies brands partner to execute their marketing including marketing technology providers, data providers, publishers and agencies.

•

IdentityLink for Brands and Agencies. IdentityLink allows brands and their agencies to execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

•

IdentityLink for Marketing Technology Providers. IdentityLink provides marketing technology providers with the ability to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

•

IdentityLink for Data Owners. IdentityLink allows data owners to easily connect their data to the digital ecosystem and better monetize it. Data can be distributed to clients or made available through the IdentityLink Data Store feature. This adds value for brands as it allows them to augment their understanding of consumers, and increase both their reach against and understanding of customers and prospects.

•

IdentityLink for Publishers. IdentityLink allows publishers to offer people-based marketing on their properties. This adds value for brands by providing direct access to their customers and prospects in the publisher’s premium inventory.

Audience Solutions

Our Audience Solutions segment helps clients validate the accuracy of their data, enhance it with additional insight, and keep it up to date, enabling clients to reach desired audiences with highly relevant messages. Leveraging our recognition and data assets, clients can identify, segment, and differentiate their audiences for more effective marketing and superior customer experiences. Audience Solutions’ offerings include InfoBase®, our large consumer data store that serves as the basis for Acxiom’s consumer demographics products, and AbiliTec, our patented identity resolution technology that assists our clients in reconciling and managing variations of customer identity over time and across multiple channels.

•

InfoBase. With more than 1,500 demographic, socio-economic and lifestyle data elements and several thousand predictive models, our InfoBase products provide marketers with the ability to identify and reach the right audience with the right message across both traditional and digital channels. Through partnerships with over 100 online publishers and digital marketing platforms, including Facebook, Google, Twitter, 4INFO, AOL, eBay and MSN, marketers can use InfoBase data to create and target specific audiences. Data can be accessed directly or through the Acxiom Audience Cloud, a web-based, self-service tool that makes it easy to build and distribute third-party custom data segments.

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

Our Marketing Services segment includes the following service offerings: Marketing Database Services and Strategy and Analytics. The Marketing Services segment also included Impact Email Platform and Services until the disposition of the business in August 2016.

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

•

Strategy and Analytics. Our Strategy and Analytics group is comprised of marketing strategists and data scientists who leverage industry knowledge and advanced analytics to assist our clients with identifying growth opportunities, addressing marketing data and technology needs, and adopting best practices. In addition, we help our clients identify and address their data privacy and governance requirements

•

Impact Email Platform and Services. Until the August 2016 disposition, Acxiom Impact provided email and cross-channel data-driven marketing solutions, including a proprietary marketing platform and agency services.

Together, these products and services form the “power grid” for data that brands need to perform people-based marketing. We provide integrations with the largest number of marketing platforms and data providers in the digital marketing ecosystem, enabling our clients to innovate through their preferred choice of technology, data, and services providers.

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

•

Most Advanced Consumer-Level Recognition. Acxiom’s proprietary, patented recognition technology draws upon an extensive historical reference base to identify and link together multiple consumer records and identifiers. We use the pioneering algorithms of AbiliTec and deterministic matching to link individuals and households to the right cookies, mobile device IDs, and user accounts at social networks. As a result, we are able match online and offline data with a high degree of speed and accuracy.

•

Scale Leader in Data Onboarding and Connectivity. We created the category of Data Connectivity and we are the largest provider of data onboarding services. We match records with the highest level of accuracy and offer the most flexibility for activating data through our extensive set of integrations. Today, we work with over 400 direct customers and onboard the data of more than 1,000 companies through our partner and reseller relationships.

•

Extensive Coverage. We activate data across an ecosystem of more than 500 partners, representing the largest network of connections in the digital marketing space. We use 100% deterministic matching, resulting in the strongest combination of reach and accuracy. We offer multi-sourced insight into approximately 700 million consumers worldwide, and our data products contain over 5,000 data elements from hundreds of sources with permissioning rights.

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

•	Standard Bearer for Privacy and Security. For more than 45 years, Acxiom has been a leader in the area of data stewardship, as evidenced by:

o	The industry’s first Chief Privacy Officer role created in 1991 whose sole focus is the protection and responsible use of consumer data

o	The use of a data SafeHaven®, a privacy-compliant environment that allows marketers and partners to connect different types of data while protecting and governing its use

o	Industry-leading expertise in safely connecting data across the online and offline worlds

o

The creation of aboutthedata.com®, the first-of-its-kind consumer portal that provides consumers with more transparency and understanding about how their data is gathered and used for marketing purposes

•

Expertise in Big Data. We currently manage large datasets for leading marketing organizations around the world, executing more than 1 trillion global data transactions per week. This data includes both customer and prospect records as well as core campaign and engagement logs used for measurement and analytics.

•

Strong Client Relationships. We serve more than 2,500 clients directly, and tens of thousands of companies around the world use our data. We manage data for more than 40% of the Fortune 100 and have deep relationships with companies and business-to-consumer marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment.

Growth Strategy

While the terms “big data” and “data management platforms,” or “DMPs,” have recently become more common, for more than 45 years, Acxiom has been a thought leader and innovator in solving large-scale data problems and improving marketing results for our clients. Key elements of our growth strategy include:

•

Continue to Innovate and Extend Leadership Position in Data Connectivity. We intend to continue to make substantial investments in our Connectivity solutions and extend our market leadership through innovation. Our investments will focus on automation, speed, higher match rates, expanded partner integrations, and new product development.

•

Establish the Standard for Recognition and User Identification in the Marketing Ecosystem. We intend to establish AbiliTec as the standard for consumer-level recognition across the marketing ecosystem, providing a single source for user identification and audience targeting.

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

•

Build an Enduring Business. We are focused on operational excellence, constantly improving tools, processes, and resource allocation to ensure we have superior products and services. We define our culture around “PACT” – Passion, Accountability, Creativity and Teamwork – to achieve a high-performance organization.

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

We have policies and operational practices governing Acxiom’s use of data that we believe reflect leading best practices and actively promote a set of effective privacy guidelines for digital advertising and direct marketing via all channels of addressable media, e-commerce, risk management and information industries as a whole.  We remain certified under the European Union (“EU”)-U.S. Safe Harbor and are preparing for its potential replacement, the EU-US Privacy Shield.  We also are operating as applicable under EU model contract clauses and contractually comply with other international data protection requirements in an effort to ensure our continued ability to process information across borders. We have a dedicated team in place to oversee our compliance with the privacy regulations that govern our business activities in the various countries in which we operate.

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

Our ten largest clients represented approximately 36% of our revenues in fiscal year 2017 but no single client accounted for more than 10% of our revenues as a whole.

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

Research and Development

Research and development expense was $82.1 million in fiscal 2017, compared to $74.2 million in fiscal 2016, and $74.2 million in fiscal 2015.  Management expects to maintain investment spending at similar levels in fiscal 2018.

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

Pricing

Given the diverse nature of the markets and industries in which our clients operate, we deploy a number of pricing techniques designed to yield acceptable margins and returns on invested capital.  In our Marketing Services segment, the majority of revenue is generated from highly customized, outsourced solutions in which prices are dictated by the scope, complexity, nature of assets deployed and service levels required. These solutions are generally provided under long-term contracts and our revenue consists primarily of recurring monthly billings, and to a lesser extent, other volume and variable based billings. In our Audience Solutions segment, revenue is generated from licensing fees, which are typically in the form of recurring monthly billings, as well as transactional revenue based on volume or one-time usage. In addition, Audience Solutions generates digital data revenue from certain publishers and addressable television providers in the form of revenue-sharing agreements. Finally, our Connectivity segment primarily generates revenue from monthly recurring subscription fees sold on an annual basis. To a lesser extent, it also generates revenue from data providers and certain digital publishers  in the form of revenue-sharing agreements. Examples of Acxiom pricing techniques are value based recurring revenue models, transactional models, subscription or license models, and professional services models, among others.

Employees

Acxiom employs approximately 3,260 employees (associates) worldwide.  No U.S. associates are represented by a labor union or are the subject of a collective bargaining agreement.  To the best of management’s knowledge, approximately 15 associates are elected members of work councils or trade unions representing Acxiom associates in the European Union. Acxiom has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

Acxiom’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 49, joined the Company in 2011 as its Chief Executive Officer and President.  He currently serves on and chairs the Executive Committee of the Company’s board of directors.  Prior to joining Acxiom, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010.  In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications.  In 2010, he co-founded and served as interim CEO and president of King of the Web, Inc., a portfolio of online game shows.  Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A|Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook).  Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc.  He previously served on the boards of Blue Nile, Inc. (NASDAQ: NILE), a leading online retailer of diamonds and fine jewelry, the Internet Advertising Bureau (IAB) and the Center for Medical Weight Loss.  He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Warren C. Jenson, age 60, is the Company’s Chief Financial Officer & Executive Vice President.  He also serves as President of Acxiom International.  He joined Acxiom in 2012 and is responsible for all aspects of Acxiom’s financial management and the Company’s business operations outside the United States.  Prior to joining Acxiom, he served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations.  From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company.  He has more than 30 years of experience in operational finance and has been CFO of some of the most important success stories of the last two decades including Amazon.com, NBC and Electronic Arts.  In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010.  He also has significant experience in mergers, acquisitions and in the development and formulation of strategic partnerships.  His board experience includes Digital Globe (NYSE: DGI), Tapjoy, and Marshall School of Business at the University of Southern California.  Mr. Jenson received both an undergraduate degree in accounting and a Master of Accountancy from Brigham Young University.

Jerry C. Jones, age 61, is the Company’s Chief Ethics and Legal Officer, Executive Vice President & Assistant Secretary.  He joined Acxiom in 1999 and oversees legal and privacy matters. He also assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives.  Previously, he was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  He is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Audit Committee and the Nominating and Governance Committee.  He also serves on the board of directors of Heifer International and on the University of Arkansas at Little Rock Board of Visitors, and is a co-founder of uhire U.S.  He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 60 democratic countries.  He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009 and is former chairman of the board of the Arkansas Virtual Academy.  Mr. Jones holds a juris doctorate degree and a bachelor’s degree in public administration from the University of Arkansas.

Richard E. Erwin, age 50, joined Acxiom in 2015 as President and General Manager of Acxiom’s Audience Solutions Division and is responsible for driving the strategy, growth and profitability of Acxiom’s industry-leading data products and services.  With over two decades in the data-driven marketing industry, he is a leading voice in the field of omnichannel marketing and an outspoken advocate for the value of data in the global economy.  Prior to joining Acxiom, Mr. Erwin spent 10 years at the large global information company Experian, most recently as president of the Consumer Insights and Targeting Division of Experian Marketing Services.  During his tenure, he led the turnaround and growth of seven legacy data and analytics businesses and established the company as a force in the digital marketing services industry.  Prior to Experian, he held numerous senior management roles in his 12-year career at RR Donnelley.   He is a director of the Internet Advertising Bureau, and a founding director of the IAB’s Data Center of Excellence.  He is also highly active as a board trustee of Shedd Aquarium in Chicago.  He is a past vice chairman and treasurer of the Data Marketing Association (DMA), and a past board director at Chicago Youth Centers and RevSpring, Inc.  Mr. Erwin received a master’s degree in business administration from Northwestern University (Kellogg) and a bachelor’s degree in marketing from Michigan State University.

S. Travis May, age 29, is President and General Manager of Acxiom's Connectivity Division. He is responsible for all aspects of the Connectivity line of business, which includes the LiveRamp Connect product suite in the digital marketing ecosystem. He joined Acxiom in 2014 through its acquisition of LiveRamp, Inc. and initially served as Senior Vice President of Products, overseeing all product management for Acxiom. Prior to joining Acxiom, Mr. May was Vice President at LiveRamp, where he led product, partnerships, and business operations from the company's early ideational stages through its acquisition. Prior to LiveRamp, Mr. May was co-founder and CEO of Campus Venture Network, Inc., a software-as-a-service platform for business plan competitions acquired by the Ewing M. Kauffman Foundation in 2009. He graduated with Phi Beta Kappa and magna cum laude honors with degrees in economics and mathematics from Harvard College.

Dennis D. Self, age 51, is President and General Manager of Acxiom's Marketing Services Division.  He joined Acxiom in 2013 and provides strategic leadership to the teams that serve Acxiom’s Marketing Services clients, including Sales and Account Management, Strategy Consulting and Analytical Services, Product Management and Engineering, and Delivery and Operational Services.  As a member of Acxiom’s Executive Committee, he helps execute on the Company’s overall strategic imperatives. Previously, Mr. Self was Senior Vice President for the Marketing Services Delivery organization and Chief Information Officer for Acxiom.  Prior to joining Acxiom, he served as Vice President and CIO at Gilead Sciences, Inc. from 2011-2013. Prior to Gilead Sciences, Inc. he served as CIO at Electronic Arts for four years.  His previous experience includes serving as an IT strategy consultant for Deloitte Consulting, HP, A.T. Kearney and Andersen Consulting.  Mr. Self holds a bachelor of science degree in Management Information Systems from Old Dominion University and an MBA from the University of Chicago.

Terilyn Juarez Monroe, age 50, is the Company’s Chief People & Culture Officer, Senior Vice President of Human Resources. She joined Acxiom in 2015.  In her role, she oversees areas that drive a high performing culture including: Talent Acquisition and Development, Total Rewards, Organization and Talent Performance, Associate Relations, Engagement, Community Relations/Philanthropy, and HR Operations.  In 2015, Ms. Monroe was named one of the Top 50 Global Diversity Professionals in Industry by The Economist, a list that recognizes the achievements of individuals who have made the practice of diversity and inclusion a focus of their careers. Prior to joining Acxiom, Ms. Monroe served as Intuit’s Chief Diversity Officer and Director of Engagement which included oversight for the Intuit Foundation. During Ms. Monroe’s 13-year tenure at Intuit, she developed a breadth and depth of experience resulting from rotational assignments and increasing leadership and business partnership responsibilities across most areas of HR. She also sat on several organization boards and task forces throughout her tenure. Prior to joining Intuit she worked for Nortel Networks, Bay Networks, Amdocs and Amdahl in the areas of executive communication and coaching, strategic business planning, mergers and acquisitions, community relations, learning and development, employee communications, and global events management. Ms. Monroe graduated from San Jose State University with a bachelor of arts in public relations and a minor in business.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of future operations.

Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and decreased revenues and net income.

Advances in information technology are changing the way our clients use and purchase information products and services.  Maintaining the technological competitiveness of our data products, processing functionality, software systems and services is key to our continued success.  However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness.  Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer.

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

A significant breach of the confidentiality of the information we hold or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation and results of operations.

Our business requires the storage, transmission and utilization of data, including personally identifiable information, much of which must be maintained on a confidential basis.  Although we have extensive physical and cyber security and associated procedures, our databases have in the past been and in the future may be subject to unauthorized access by third parties.  In recent years, the frequency, severity, sophistication and public awareness of cyber attacks or other intentional misconduct by computer hackers has significantly increased, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attacks targeting information technology systems.  Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems.  Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential business information.  We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

Furthermore, we face increasing cyber security risks as we receive and collect data from new sources, such as social media, and as we and our customers continue to develop and operate in cloud-based information technology environments.  In the event that our protection efforts are unsuccessful and we experience an unauthorized disclosure of confidential information or the security of such information or our systems are compromised, we could suffer substantial harm.  Any breach could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, intellectual property and other confidential business information.  Such a security breach could result in operational disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues.  Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data.  Further, we could be forced to expend significant resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims, all of which could divert the attention of our management and key personnel away from our business operations.  In any event, a significant security breach could materially harm our business, financial condition and operating results.

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

In the U.S., the US Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data.  The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future.  The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business.  Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting certain kinds of data.  In all of the non-U.S. locations in which we do business, legislation restricting the collection and use of personal data already exists or is presently contemplated.  For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which will establish a new framework for data protection in Europe when it becomes effective in May 2018.  The GDPR will impose more stringent operational requirements for entities processing personal information, such as stronger safeguards for data transfers to countries outside the European Union (“EU”), reliance on express consent from data subjects (as opposed to assumed or implied consent), a right to require data processors to delete personal data, and stronger enforcement authorities and mechanisms.  Between now and the time that the GDPR becomes effective, we may need to modify our platform or our business to comply with new requirements contained in the GDPR or to address client concerns relating to the GDPR, and any such measures may result in costs and expenses, and any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.  In the U.S., non-sensitive data about a consumer is generally usable under current rules and regulations so long as the person does not affirmatively “opt-out” of the collection of such data.  In Europe, the reverse is true.  If the European “opt-in” model were to be adopted in the U.S., less data would be available and the cost of data would be higher.  Decreased availability and increased costs of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues.   In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.

In addition, with regard to transfers of personal data from our employees and clients from the EU to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the EU and Switzerland, which established a means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the “EEA”), to the United States.  The U.S.-EU Safe Harbor Framework was invalidated in October 2015 by a decision of the European Court of Justice (the “ECJ Ruling”). Because of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. Further, a potential replacement for the U.S.-EU Safe Harbor, the EU-U.S. Privacy Shield, is still under negotiation and though we anticipate the final result to be materially similar to the invalid U.S.-EU Safe Harbor program, it is not yet clear what the EU-U.S. Privacy Shield will require or whether it will formally become effective.  In light of these matters, we are engaging in measures designed to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European clients to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. Additionally, we and our clients may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

Each of our business segments faces significant competition in all its offerings and within each of its markets.  See “Item 1. Business - Competition” in this Form 10-K.   Our competitors include database marketing services providers, DMPs (Data Management Platforms), data companies and data distributors, some of whom may have significantly greater financial, technical, marketing or other resources allocated to serving customers.  Other types of companies such as technology consultants, business process outsourcers, analytics consultants and management consultants participate to a lesser extent in portions of our market space.  Additionally, we compete with the in-house IT departments of some of our existing and prospective clients that have developed or are developing the in-house capacity to perform the services we provide.  Maintaining technological competitiveness in our data products, processing functionality, software systems and services, continually improving our current processes, and developing and introducing new products and services are necessary to maintain our competitive position.  If we fail to do so, we could lose clients to current or future competitors, which could result in decreased revenues, net income and earnings per share.

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

Engagements with certain clients, particularly those with long-term, fixed price agreements, may prove to be costlier than anticipated, thereby adversely impacting future operating results.

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

Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, leading to our inability to provide products and services to our clients, which could lead to a decrease in revenue and loss of client confidence.

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

Our ten largest clients represented approximately 36% of our revenues in fiscal year 2017, but no single client accounted for more than 10% of the revenues of the Company as a whole.  The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results.

While a significant amount of our total revenue is currently derived from clients who have long-term contracts (defined as contracts with initial terms of two years or more), these contracts have been entered into at various times, and some of them are in the latter part of their terms and are approaching their originally scheduled expiration dates.  In addition, many of these contracts contain provisions allowing the client to terminate prior to the end of the term upon giving advance notice.  Even if renewed by these clients, the terms of the renewal contracts may not have a term as long as, or may otherwise be on terms less favorable than, the original contract.  Revenue from clients with long-term contracts is not necessarily “fixed” or guaranteed as portions of the revenue from these clients is volume-driven or project-related.  With respect to the portion of our business that is not under long-term contract, revenues are even less predictable and are almost completely volume-driven or project-related.  Therefore, we must engage in continual sales efforts to maintain revenue stability and future growth with all our clients or our operating results will suffer.  If a significant client fails to renew a contract, or renews the contract on terms less favorable to us than before, our business could be negatively impacted if additional business were not obtained to replace or supplement that which was lost.

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

We have also divested assets in the past and may do so again in the future.  As with acquisitions, divestitures involve significant risks and uncertainties, such as:

•	disruption of our ongoing business;

•	reductions of our revenues or earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	the potential loss of key personnel;

•	distraction of management from our ongoing business; and

•	impairment of relationships with employees and clients because of migrating a business to new owners.

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

Goodwill is a significant portion of our total assets. Goodwill accounted for approximately 48% of the total assets on our consolidated balance sheet as of March 31, 2017. We may not realize the full carrying value of our goodwill. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write off the impaired portion of goodwill, resulting in a change to our earnings. An impairment of a significant portion of goodwill could have a material adverse effect on our operating results and financial condition.

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

During the last fiscal year, we received approximately 8% of our revenues from business outside the United States.  The cost of executing our business plan in non-U.S. locations is increasingly expensive.  In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost.  In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective clients.  Upon entering these markets, we must educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets.  Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Because of such loan or investment, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments.  We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Our proprietary portfolio consists of various intellectual property rights, including patents, copyrights, database rights, source code, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements.  The extent to which such rights can be protected varies from jurisdiction to jurisdiction. If we do not enforce our intellectual property rights vigorously and successfully, our competitive position may suffer which could harm our operating results.

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

Postal rate increases are expected to continue.  As postal costs continue to rise, we expect to see increased pressure on direct mailers to leverage digital and other forms of online communication and to mail fewer pieces.  The concerns of direct mailers are further exacerbated by the on-going financial struggles of the United States Postal Service (“USPS”).  In recent years, the USPS has incurred significant financial losses and may, as a result, implement significant changes to the breadth or frequency of its mail delivery.  USPS cost cutting measures have included, among other things, consolidation of USPS’s mail processing network and changes to USPS’s service standards for market-dominant mail products.  These ongoing changes are expected to increase mail processing time and slow delivery frequency, which in turn may decrease marketers and the general public’s willingness to continue to use traditional mail, which may negatively impact our direct mail clients and thus the Company’s revenue derived from our traditional direct marketing business.  Additionally, those in the traditional direct mail business, as well as the USPS, are under growing pressure to reduce their impact on the environment.  It is uncertain at this time what either marketers or the USPS will do to lessen their impact.  From a postal service perspective, the actions to be taken may involve changing certain aspects of mail service that would negatively affect direct marketers.  From a marketer’s perspective, such actions could have the same effect as increased rates, thereby causing them to mail fewer pieces, which may negatively impact the Company’s revenue derived from our traditional direct marketing business.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Acxiom is headquartered in Conway, Arkansas with additional locations around the United States.  We also have operations in Europe and Asia-Pacific.  In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs.  The table below sets forth the location, form of ownership and general use of our principal properties currently being used by each business segment.

Location	Held	Use	Business Segment
United States:

Conway, Arkansas	Ten facilities held in fee	Data center; office space	Marketing Services, Audience Solutions, Connectivity

Little Rock, Arkansas	One building held in fee	Data center	Marketing Services, Audience Solutions, Connectivity

Redwood City, California	Lease	Office space	Marketing Services, Audience Solutions, Connectivity

San Francisco, California	Lease	Data center; Office space	Connectivity

Downers Grove, Illinois	Lease	Office space	Marketing Services, Audience Solutions

New York, New York	Lease	Office space	Marketing Services, Audience Solutions, Connectivity

Austin, Texas	Lease	Office space	Marketing Services, Audience Solutions

Location	Held	Use	Business Segment
Europe:

London, England	Lease	Office space	Marketing Services, Audience Solutions, Connectivity

Normanton, England	Lease	Data center; office space	Audience Solutions

Paris, France	Lease	Data center; office space	Audience Solutions, Connectivity

Frankfurt, Germany	Lease	Office space	Audience Solutions

Munich, Germany	Lease	Office space	Audience Solutions

Gdansk, Poland	Lease	Office space	Marketing Services, Audience Solutions

China:

Shanghai, China	Lease	Office space	Marketing Services, Audience Solutions, Connectivity

Nantong, China	Lease	Data center; office space	Marketing Services, Audience Solutions, Connectivity

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on the NASDAQ Global Select Market under the symbol “ACXM.”  The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by NASDAQ for each quarter in fiscal 2017 and 2016.

Fiscal 2017	High	Low
Fourth Quarter	$30.40	$24.74
Third Quarter	27.70	22.72
Second Quarter	27.24	21.25
First Quarter	23.57	19.11

Fiscal 2016	High	Low
Fourth Quarter	$22.22	$17.32
Third Quarter	23.42	19.32
Second Quarter	21.47	16.67
First Quarter	19.46	15.78

Holders

As of May 22, 2017, the approximate number of record holders of the Company’s common stock was 1,926.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below matches Acxiom Corporation's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data

Processing index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 3/31/2012 to 3/31/2017.

	3/12	3/13	3/14	3/15	3/16	3/17

Acxiom Corporation	100.00	138.96	234.30	125.95	146.05	193.94
NASDAQ Composite	100.00	107.47	141.36	165.74	166.19	202.57
NASDAQ Computer & Data Processing	100.00	103.21	146.32	163.51	197.02	233.91

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/17 - 1/31/17	—	n/a	—	$114,250,978
2/1/17 - 2/28/17	—	n/a	—	—
3/1/17 - 3/31/17	—	n/a	—	—
Total	—	n/a	—	$114,250,978

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. Through March 31, 2017, the Company had repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

Item 6.  Selected Financial Data

For information pertaining to selected financial data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto and incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement at pages F-3 – F-23, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Acxiom’s earnings are affected by changes in short-term interest rates primarily because of its term loan agreement and its revolving credit agreement, which bear interest at a floating rate.  Acxiom used an interest rate swap agreement to mitigate the interest rate risk on $50 million of its floating-rate debt, which expired March 31, 2017.  Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Acxiom has no material future earnings or cash flow expenses from changes in interest rates related to its other long-term debt obligations, as substantially all of Acxiom’s remaining long-term debt instruments have fixed rates.  At both March 31, 2017 and 2016, the fair value of the Company’s fixed rate long-term obligations approximated carrying value.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pages F-25 – F-69, which is attached hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017.  Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with Acxiom have been detected.

Management’s Report on Internal Control Over Financial Reporting

The management of Acxiom Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended).

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2017.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included herein.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Please see the information concerning our executive officers contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The Acxiom Board of Directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on Acxiom’s website at www.acxiom.com under the “About – Codes of Ethics” section of the site.  The remaining information required by this item appears under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2017 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading “Executive Compensation” in Acxiom's 2017 Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2017 (March 31, 2017):

Number of securities
	Number of			available for future
	securities			issuance
	to be issued upon			under equity
	exercise of		Weighted-average	compensation
	outstanding		exercise price of	plans (excluding
	options,		outstanding options,	securities
Plan category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	2,811,965	1	$13.10	2,481,688
Equity compensation plans not approved by shareholders	221,106	2	13.74	217,559
Total	3,033,071		$13.14	2,699,247

[1]

This figure represents stock options issued under shareholder-approved stock option plans, of which 459,275 were assumed in connection with our fiscal 2015 acquisition of LiveRamp, 283,981 were assumed in connection with our fiscal 2017 acquisition of Arbor, and 61,499 were assumed in connection with our fiscal 2017 acquisition of Circulate.

[2]

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

The remaining information required by this item appears under the heading “Stock Ownership” in Acxiom's 2017 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings “Related-Party Transactions” and “Corporate Governance - Board and Committee Matters” in Acxiom's 2017 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2017 Proxy Statement, which information is incorporated herein by reference.

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

3.1   Amended and Restated Certificate of Incorporation

3.2   Amended and Restated Bylaws (previously filed on March 31, 2017, as Exhibit 3(a) to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1   Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10.2  2005 Stock Purchase Plan of Acxiom Corporation

10.3  First Amendment to the 2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Exhibit 10.2 to Acxiom Corporation’s Annual Report on Form10‑K for the fiscal year ended March 31, 2015, Commission File No. 0‑13163, and incorporated herein by reference)

10.4  Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed on August 21, 2015, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.5   Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.27 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.6   First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed as Exhibit 10.28 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.7   Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.29 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.8  First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed as Exhibit 10.30 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporation herein by reference)

10.9  Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10‑K for the fiscal year ended March 31, 2015, Commission File No. 0‑13163, and incorporated herein by reference)

10.10 Amended and Restated 2010 Executive Officer Severance Policy (previously filed as Exhibit 10.7 to Acxiom Corporation’s Annual Report on Form 10‑K for the fiscal year ended March 31, 2015, Commission File No. 0‑13163, and incorporated herein by reference)

10.11  2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.12 LiveRamp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 99.1 to Acxiom Corporation’s Registration Statement on Form S-8, Commission File No. 333-197463, and incorporated herein by reference)

10.13 Arbor Equity Compensation Plan (previously filed as Exhibit 10.2 to Acxiom Corporation’s Registration Statement on Form S-8, Commission File No. 333-214926, and incorporated herein by reference)

10.14  Circulate Equity Compensation Plan (previously filed as Exhibit 10.4 to Acxiom Corporation’s Registration Statement on Form S-8, Commission File No. 333-214926, and incorporated herein by reference)

10.15 Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.16    Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.17  Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.18  Form of Restricted Stock Unit Award under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation

10.19  Form of Restricted Stock Unit Award under the Arbor Equity Compensation Plan

10.20  Fifth Amended and Restated Credit Agreement dated as of October 9, 2013, among Acxiom Corporation, a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on October 15, 2013, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.21    Amendment No. 1 to Fifth Amended and Restated Credit Agreement, effective as of May 19, 2015, by and among Acxiom Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed on May 21, 2015, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.22  Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of July 26, 2014 (previously filed on May 27, 2014 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.23  Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of March 27, 2015 (previously filed on March 27, 2015 as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.24  Equity Agreement by and between Acxiom Corporation and Travis May dated as of November 11, 2014 (previously filed on August 5, 2016 as Exhibit 10.1 to Acxiom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference)

10.25  Form of Director Indemnity Agreement

10.26  Form of Officer and Key Employee Indemnity Agreement

21    Subsidiaries of Acxiom Corporation

23    Consent of KPMG LLP

24    Powers of Attorney

31.1   Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101  The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2017, 2016 and 2015; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACXIOM CORPORATION

Date: May 26, 2017	By:	/s/ Warren C. Jenson
Warren C. Jenson
Chief Financial Officer & Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

John L. Battelle*	Director	May 26, 2017
John L. Battelle

Timothy R. Cadogan*	Director	May 26, 2017
Timothy R. Cadogan

William T. Dillard II*	Director	May 26, 2017
William T. Dillard II

Richard P. Fox*	Director	May 26, 2017
Richard P. Fox
Jerry D. Gramaglia*	Director (Non-Executive Chairman of	May 26, 2017
Jerry D. Gramaglia	the Board)

William J. Henderson*	Director	May 26, 2017
William J. Henderson
Scott E. Howe*	Director, CEO & President (principal	May 26, 2017
Scott E. Howe	executive officer)

Clark M. Kokich*	Director	May 26, 2017
Clark M. Kokich

Debora B. Tomlin*	Director	May 26, 2017
Debora B. Tomlin
/s/ Warren C. Jenson	Chief Financial Officer & Executive	May 26, 2017
Warren C. Jenson	Vice President (principal financial and accounting officer)

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

ACXIOM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2017

ACXIOM CORPORATION

SELECTED FINANCIAL DATA

(In thousands, except per share data)

Year ended March 31,	2017	2016	2015	2014	2013
Statement of operations data:
Revenues	$880,247	$850,088	$804,911	$805,153	$792,689
Net earnings (loss) from continuing operations	$4,108	$(8,648)	$(26,542)	$(17,340)	$30,645
Net earnings from discontinued operations, net of tax	—	15,351	15,511	26,143	26,474
Net earnings (loss)	$4,108	$6,703	$(11,031)	$8,803	$57,119
Net earnings (loss) attributable to Acxiom	$4,108	$6,703	$(11,031)	$8,863	$57,607
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.05	$(0.11)	$(0.34)	$(0.23)	$0.41
Net earnings from discontinued operations	—	0.20	0.20	0.35	0.35
Net earnings (loss)	$0.05	$0.09	$(0.14)	$0.12	$0.76
Net earnings (loss) attributable to Acxiom	$0.05	$0.09	$(0.14)	$0.12	$0.77
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.05	$(0.11)	$(0.34)	$(0.23)	$0.40
Net earnings from discontinued operations	—	0.20	0.20	0.35	0.35
Net earnings (loss)	$0.05	$0.09	$(0.14)	$0.12	$0.75
Net earnings (loss) attributable to Acxiom	$0.05	$0.09	$(0.14)	$0.12	$0.75

Acxiom has not paid cash dividends for any of the periods reported.

As of March 31,	2017	2016	2015	2014	2013
Balance sheet data:
Current assets	$368,519	$376,010	$511,404	$656,056	$447,715
Current liabilities	$230,427	$224,000	$283,792	$249,469	$224,576
Total assets	$1,234,538	$1,149,849	$1,294,087	$1,310,497	$1,174,306
Long-term debt, excluding current installments	$189,241	$157,897	$244,753	$275,976	$225,082
Total equity	$738,980	$698,968	$703,257	$682,857	$619,368

The selected financial data for the periods reported above has been derived from the consolidated financial statements and, unless otherwise indicated, reflect the Company’s continuing operations.  Refer to Note 4 – Discontinued Operations and Dispositions for additional information regarding discontinued operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our operating segments and summary results and notable events. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

Unless otherwise indicated, we refer to captions such as earnings (loss), and earnings (loss) per share from continuing operations attributable to the Company simply as “earnings (loss)”, and “earnings (loss) per share” throughout this Management’s Discussion and Analysis.  Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

Introduction and Overview

Acxiom Corporation is a global technology and enablement services company with a vision to transform data into value for everyone. Through a simple, open approach to connecting systems and data, we provide the data foundation for the world’s best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omni-channel customer experiences.

Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol “ACXM.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our client list includes many of the world’s largest and best known brands across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

Operating Segments

Our operating segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 18 – Segment Information of the Notes to Consolidated Financial Statements.

Connectivity

As shown in the illustration below, our Connectivity segment enables our clients to build an omni-channel view of the consumer and activate that understanding across the marketing ecosystem.

Through integrations with more than 500 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We provide a foundational identity resolution layer enabling our clients to identify and reach consumers across channels and measure the impact of marketing on sales, using the marketing platform of their choice.

Today, our primary Connectivity offering is LiveRamp IdentityLink, an identity resolution service that ties data back to real people and makes it possible to onboard that data for people-based marketing initiatives across digital channels. Leveraging AbiliTec and the LiveRamp identity graph, IdentityLink first resolves a client’s first-, second-, and third-party, exposure, and transaction data to persistent anonymous consumer identifiers that represent real people in a privacy-safe way. This omni-channel view of the consumer can then be onboarded to and between any of the 500 plus partners in our ecosystem to support targeting, personalization and measurement use cases.

Targeting	Personalization	Measurement

Example	Example	Example

Clients can upload known data from first-, second-, and third-party data sources, resolve it to an omnichannel privacy-safe link with IdentityLink, then onboard to one of 500+ LiveRamp partners to deploy targeted ads to known customers.

Clients can deliver highly relevant content the moment viewers visit their website landing page, no login required. Leveraging IdentityLink, clients can resolve customer segment data to devices and digital IDs, onboard that data to a personalization platform and provide one-to-one experiences without compromising user privacy.

Clients can connect exposure data with first- and third-party purchase data across channels by resolving all customer devices back to the customers to which they belong. Then, clients can onboard that data to a measurement platform to clearly establish cause, effect and impact.

IdentityLink operates in an Acxiom SafeHaven® certified environment with technical, operational, and personnel controls designed to ensure our clients’ data is kept private and secure.

IdentityLink is sold to brands and the companies brands partner to execute their marketing including marketing technology providers, data providers, publishers and agencies.

•

IdentityLink for Brands and Agencies. IdentityLink allows brands and their agencies to execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

•

IdentityLink for Marketing Technology Providers. IdentityLink provides marketing technology providers with the ability to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

•

IdentityLink for Data Owners. IdentityLink allows data owners to easily connect their data to the digital ecosystem and better monetize it. Data can be distributed directly to clients or made available through the IdentityLink Data Store feature. This adds value for brands as it allows them to augment their understanding of consumers, and increase both their reach against and understanding of customers and prospects.

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

InfoBase. With more than 1,500 demographic, socio-economic and lifestyle data elements and several thousand predictive models, our InfoBase products provide marketers with the ability to identify and reach the right audience with the right message across both traditional and digital channels. Through partnerships with over 100 online publishers and digital marketing platforms, including Facebook, Google, Twitter, 4INFO, AOL, eBay and MSN, marketers can use InfoBase data to create and target specific audiences. Data can be accessed directly or through the Acxiom Audience Cloud, a web-based, self-service tool that makes it easy to build and distribute third-party custom data segments.

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

Summary Results and Notable Events

During fiscal 2017, the Company acquired all of the outstanding shares of Arbor Technologies, Inc. (“Arbor”) and Circulate.com, Inc. (“Circulate”). Arbor and Circulate help publishers connect people-based data to the marketing ecosystem. Because of these acquisitions, Arbor and Circulate are now wholly-owned subsidiaries of the Company included in the Connectivity segment, and increase the scale of the Company’s omni-channel identity graph and network. The Company has included the financial results of Arbor and Circulate in the consolidated financial statements from the dates of acquisition. The consideration paid for the outstanding shares and vested stock options was approximately $137.4 million, net of cash acquired of approximately $9.5 million. The consideration paid for unvested stock options has an estimated fair value of $9.2 million. These options are not part of the purchase price and will be expensed as non-cash compensation over the applicable vesting periods.

During fiscal 2017, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note with interest accruing at a rate of 6.0% per annum. The note is payable on the 12-month anniversary of the closing date.  The Company also entered into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services.  Prior to the disposition, the Impact email business was included in the Marketing Services segment results.

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

A summary of the most recently completed fiscal year is presented below.

•	Revenues of $880.2 million, a 3.5% increase from $850.1 million in fiscal 2016.

•	Cost of revenue of $477.7 million, a 2.2% decrease from $488.4 million in fiscal 2016.

•	Gross margin increased to 45.7% from 42.5% in fiscal 2016.

•	Total operating expenses of $386.9 million, a 3.2% increase from $374.8 million in fiscal 2016.

•	Cost of revenue and operating expenses for fiscal 2017 and 2016 include the following items:

o	Non-cash stock compensation of $49.1 million and $31.5 million, respectively (cost of revenue and operating expenses)

o	Purchased intangible asset amortization of $18.6 million and $15.5 million, respectively (cost of revenue)

o	Separation and transformation costs of $8.6 million and $20.8 million, respectively (operating expenses)

o	Restructuring and merger charges, impairment and other adjustments of $8.4 million and $19.0 million, respectively (operating expenses)

•	Net earnings from continuing operations of $4.1 million, a $12.8 million improvement from a loss of $8.6 million in fiscal 2016.

•	Net cash provided by operating activities of $115.8 million, a 2% increase from $113.6 million in fiscal 2016.

•	The Company acquired $30.5 million of its stock under the Company’s common stock repurchase program.

The summary highlights significant events and transactions of the Company during the fiscal years ended March 31, 2017 and 2016.  However, this summary is not intended to be a full discussion of the Company’s results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires management to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Note 1 to the accompanying consolidated financial statements includes a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements. Of those policies, we have identified the following as the most critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they may require management to make judgments and estimates about inherently uncertain matters:

•	Revenue Recognition

•	Business Combinations

•	Valuation of Goodwill

•	Software, Purchased Software Licenses, and Research and Development Costs

•	Restructuring

•	Accounting for Income Taxes

Revenue Recognition

The Company’s policy follows the guidance from ASC 605, Revenue Recognition.

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

For our multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available, or management’s best estimate of stand-alone selling price (BESP).  In most cases, the Company has neither VSOE nor TPE and therefore uses BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting any specified performance conditions.

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

Revenues are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and services; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. Where applicable, we reduce revenue for certain incentive programs where we can sufficiently estimate the effects of these items. In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue and the related costs for each element as delivered.  In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized for each element as delivered and no costs are deferred.

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

Sales of third-party software, hardware and certain other equipment are recognized when delivered.  If such sales are part of a multiple-element arrangement, they are recognized as a separate element unless collection of the sales price is dependent upon delivery of other products or services.  Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with accounting standards to determine whether such revenue should be recognized on a gross or a net basis.  All the factors in the accounting standards are considered with the primary factor being whether the Company is the primary obligor in the arrangement.  “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue.

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

Revenues from Connectivity services are primarily recorded as monthly recurring subscription fees, and to a lesser extent from data providers and certain digital publishers in the form of revenue-sharing agreements.

Accounts receivable include amounts billed to clients as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies.  Unbilled amounts included in accounts receivable were $14.1 million and $14.3 million at March 31, 2017 and 2016, respectively.

Included in the Company’s consolidated balance sheets are deferred revenues resulting from billings and/or client payments in advance of revenue recognition.  Deferred revenue at March 31, 2017 was $37.1 million and $44.5 million at March 31, 2016.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from Connectivity sales;
•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the products when completed;
•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and
•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, uncertain tax positions and tax related valuation allowances in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any judgments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the uncertain tax positions and tax related valuation allowances, whichever comes first, changes to these tax estimates will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Valuation of Goodwill

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with ASC 350, Intangibles—Goodwill and Other, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization. According to ASC 350, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two-step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two-step impairment test prescribed by ASC 350 will be performed. The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the first quarter of fiscal 2017 indicated no impairment of its goodwill balances.

During the fourth quarter of fiscal 2016, a triggering event occurred which required the Company to test the recoverability of goodwill associated with its APAC Marketing Services and Audience Solutions reporting units. The triggering event was the Company’s decision to focus efforts in Australia exclusively on the Connectivity business; as a result, the Company plans to wind-down the Marketing Services and Audience Solutions operations in Australia. In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in these units for impairment. The results of the two-step test indicated complete impairment of the APAC Audience Solutions goodwill as well as impairment for certain other long-lived assets. The amount of impairment was $6.1 million, of which $5.4 million was goodwill and $0.7 million related to other long-lived assets, primarily property and equipment. The impairment test also indicated a reduced fair value for the APAC Marketing Services component, but the fair value was still in excess of the carrying value resulting in no impairment.

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

Management believes that the estimated valuations are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.

And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2018.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

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

Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years. The Company recorded amortization expense related to internally developed computer software of $27.5 million, $30.7 million, and $29.0 million for fiscal 2017, 2016 and 2015, respectively, including $11.8 million, $10.0 million, and $7.5 million, respectively, related to internally developed software acquired as part of the Arbor, Circulate, and LiveRamp acquisitions.  Amortization expense in fiscal 2016 and fiscal 2015 also included $1.8 million and $4.3 million, respectively, of accelerated amortization expense resulting from adjusting the remaining lives of certain capitalized software products because of the LiveRamp acquisition.

Costs of purchased software licenses are amortized on a straight-line basis over the estimated economic life of the license, generally not to exceed five years.  The Company recorded amortization expense related to purchased software licenses of $3.0 million, $3.8 million and $5.0 million in 2017, 2016 and 2015, respectively.

Capitalized software, including both purchased and internally developed, is reviewed when facts and circumstances indicate the carrying amount may not be recoverable and, if necessary, the Company reduces the carrying value of each product to its fair value.

Restructuring

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits.  Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net income in the period any adjustment is recorded.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process pursuant to ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained on audit, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes.

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

Results of Operations

A summary of selected financial information for each of the years reported is presented below (dollars in thousands, except per share amounts):

				% Change	% Change
	2017	2016	2015	2017-2016	2016-2015
Revenues	$880,247	$850,088	$804,911	4%	6%
Cost of revenue	477,686	488,382	494,037	(2)	(1)
Gross profit	402,561	361,706	310,874	11	16
Operating expenses	386,872	374,769	343,558	3	9
Income (loss) from operations	15,689	(13,063)	(32,684)	220	60
Net earnings (loss) from continuing operations	4,108	(8,648)	(26,542)	148	67
Diluted earnings (loss) per share from continuing operations	$0.05	$(0.11)	$(0.34)	146	68

Revenues

The Company’s revenues by reporting segment for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2017	2016	2015	2017-2016	2016-2015
Revenues
Marketing Services	$410,840	$449,772	$446,103	(9)%	1%
Audience Solutions	322,065	297,846	303,836	8	(2)
Connectivity	147,342	102,470	54,972	44	86
Total revenues	$880,247	$850,088	$804,911	4%	6%

Total revenues were $880.2 million in fiscal 2017, a $30.2 million, or 3.5%, increase from fiscal 2016. The revenue growth was due to strong AS and Connectivity results. The year over year growth was negatively impacted by several items totaling $52.6 million:  the disposition of the Acxiom Impact business ($39.8 million), the unfavorable impact of exchange rates ($5.8 million), the transition of the Australia operations business to a Connectivity focused business ($4.6 million reduction in MS and AS), and the exit from Brazil during fiscal year 2016 ($2.3 million).

Total revenues were $850.1 million in fiscal 2016, a $45.2 million, or 5.6%, increase from fiscal 2015. Excluding the unfavorable impact of exchange rates ($8.1 million), total revenues increased 6.6%.

MS revenue was $410.8 million in fiscal 2017, a $38.9 million, or 8.7%, decrease compared to fiscal 2016. On a geographic basis, U.S. MS revenue decreased $31.2 million, or 7.6%, due largely to the sale of Acxiom Impact ($39.8 million). International MS revenue decreased $7.7 million, or 20.3%.  Excluding the unfavorable impact of exchange rates ($3.3 million), International MS revenue decreased $4.4 million and was impacted by the Australia restructure and Brazil exit. By line of business, increases in Marketing Database ($15.4 million) were offset by declines in Strategy and Analytics ($10.4 million) and the sale of Acxiom Impact ($39.8 million).

MS revenue was $449.8 million in fiscal 2016, a $3.7 million, or 0.8%, increase compared to fiscal 2015. On a geographic basis, U.S. MS revenue increased $11.3 million, or 2.8%, from fiscal 2015, due to increases in new and existing client business offset by a few contract terminations. International MS revenue decreased $7.6 million, or 16.6%.  Excluding the unfavorable impact of exchange rates ($2.9 million), International MS revenue decreased $4.7 million, primarily due to contract and volume reductions in Europe ($2.9 million) and APAC ($1.8 million).  By line of business, increases in Marketing Database ($12.2 million) were offset by declines in Acxiom Impact ($7.8 million).  Marketing Database increases were primarily in the U.S. and were partially offset by reductions in APAC of $0.7 million. Acxiom Impact declines were primarily from lost contracts and volume reductions in the U.S. ($4.4 million), Europe ($2.0 million) and APAC ($1.5 million).

AS revenue was $322.1 million in fiscal 2017, a $24.2 million, or 8.1%, increase compared to fiscal 2016. On a geographic basis, U.S. AS revenue increased $25.8 million, or 9.8%, due to increases in Digital Data business with new and existing customers. International AS revenue decreased $1.6 million, or 4.6%.  International AS revenue increases in Europe ($2.4 million) were offset by decreases in Brazil ($1.2 million) and ANZ ($3.2 million) due to restructuring. By line of business, AS revenue growth in Digital Data through our publisher and digital partner network ($28.3 million) were offset by declines in Consumer Data ($3.1 million). As the digital data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data arrangements. These changes could impact AS growth rates in the future.

AS revenue was $297.8 million in fiscal 2016, a $6.0 million, or 2.0%, decrease compared to fiscal 2015. On a geographic basis, U.S. AS revenue increased $2.9 million, or 1.1%, from fiscal 2015, due to increases in new business and client upsell offset by a contract termination. International AS revenue decreased $8.9 million, or 20.4%.  International AS revenue was impacted by unfavorable exchange rates ($4.7 million) and the exit from the Europe transactional data business in fiscal year 2015 ($5.1 million).  By line of business, AS revenue increases in Digital Data through the publisher and digital partner network ($16.4 million) were offset by declines in Enrichment ($11.6 million) and Recognition ($10.0 million). Enrichment and Recognition revenue was impacted by the exit from the Europe business, unfavorable exchange rates, lower volumes in Australia and a terminated contract in the U.S.

Connectivity revenue was $147.3 million in fiscal 2017, a $44.9 million, or 43.8%, increase compared to fiscal 2016.  The increase was related to LiveRamp including the acquisitions of Arbor and Circulate, partially offset by a $6.1 million decrease from the revenue-sharing arrangements due to a lost customer. On a geographic basis, U.S. Connectivity revenue increased $41.9 million, or 44.0%, from fiscal 2016. International Connectivity revenue increased $3.0 million, or 41.1%.

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

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2017	2016	2015	2017-2016	2016-2015
Cost of revenue	$477,686	$488,382	$494,037	(2)%	(1)%
Gross profit	402,561	361,706	310,874	11	16
Gross margin	45.7%	42.5%	38.6%	8%	10%

Cost of revenue: Includes all direct costs of sales such as data and other third-party costs directly associated with revenue. Cost of revenue also includes expenses for each of the Company’s operations functions including client services, account management, agency, strategy and analytics, IT, data acquisition, and products operations. Finally, cost of revenue includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $477.7 million in fiscal 2017, a $10.7 million, or 2.2%, decrease from fiscal 2016, due primarily to the disposition of Acxiom Impact ($25.4 million). Gross margins increased to 45.7% compared to 42.5% in the prior year. The gross margin increase is due to the AS and Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 47.0% in the current year from 43.8% in the prior year due to the AS and Connectivity revenue growth. International gross margins increased to 32.0% in the current year from 30.4% in the prior year due to Connectivity revenue growth and cost efficiencies.

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

Operating Expenses

The Company’s operating expenses for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2017	2016	2015	2017-2016	2016-2015
Operating expenses
Research and development	$82,109	$74,247	$74,201	11%	—%
Sales and marketing	166,676	146,176	116,494	14	26
General and administrative	129,714	135,385	130,263	(4)	4
Impairment of goodwill and other	—	6,829	—	(81)	—
Gains, losses and other items, net	8,373	12,132	22,600	(42)	(46)
Total operating expenses	$386,872	$374,769	$343,558	3%	9%

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $82.1 million in fiscal 2017, an increase of $7.9 million, or 10.6%, compared to fiscal 2016, and is 9.3% of total revenues compared to 8.7% in fiscal 2016. Connectivity and AS investments ($9.5 million and $2.2 million, respectively) were partially offset by cost reductions in MS ($6.3 million).

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

S&M expenses were $166.7 million in fiscal 2017, an increase of $20.5 million, or 14.0%, compared to fiscal 2016, and is 18.9% of total revenues compared to 17.2% in fiscal 2016. The increase is due to Connectivity and U.S. headcount investments and non-cash stock compensation.

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

G&A expenses were $129.7 million in fiscal 2017, a decrease of $5.7 million, or 4.2%, compared to fiscal 2016, and is 14.7% of total revenues compared to 15.9% in fiscal 2016. The decrease is due to a $12.2 million decline in separation and transformation costs, offset partially by an increase in non-cash stock based compensation.

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

Impairment of goodwill and other was $1.3 million in fiscal 2017, representing the write-off of accumulated foreign currency translation related to Brazil.

Impairment of goodwill and other was $6.8 million in fiscal 2016, representing the impairment of APAC AS ($6.1 million) and Brazil MS and AS ($0.7 million).

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $8.4 million in fiscal 2017 decreased $3.8 million, or 31.0%, compared to fiscal 2016.  The fiscal 2017 amount includes a $5.1 million charge related to the restructuring of the Redwood City, California lease, a $1.3 million charge representing the write-off of accumulated foreign currency translation related to Brazil, a $2.2 million gain on the sale of the Little Rock, Arkansas Rivermarket building, $1.4 million in merger related expenses related to the Arbor and Circulate acquisitions, and a $0.3 million gain on sale of the Acxiom Impact business.

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

Income (Loss) from Operations and Profit (Loss) Margins

The Company’s income (loss) from operations and margin by segment for each of the years reported is presented below (dollars in thousands):

	2017	2016	2015
Operating income (loss) and margin:
Marketing Services	$80,622	$74,371	$81,247
	19.6%	16.5%	18.2%
Audience Solutions	123,238	109,598	115,078
	38.3%	36.8%	37.9%
Connectivity	5,333	(3,298)	(40,069)
	3.6%	(3.2)%	(72.9)%
Less:
Corporate	117,342	127,844	126,570
Purchased intangible asset amortization	18,644	15,466	11,454
Non-cash stock compensation	49,145	31,463	28,316
Impairment of goodwill and other	—	6,829	—
Gains, losses and other items, net	8,373	12,132	22,600
Income (loss) from operations	$15,689	$(13,063)	$(32,684)
Total operating margin	1.8%	(1.5)%	(4.1)%

Income from operations was $15.7 million in fiscal 2017 compared to a loss of $13.1 million in fiscal 2016. Operating margin was 1.8% compared to a negative 1.5%. The improvement in income from operations of $28.8 million and the improvement in operating margin of 330 basis points was due primarily to an increase in each of the segment’s income from operations and lower business separation and transformation costs in Corporate, lower gains, losses and other items, net, offset partially by an increase in non-cash stock based compensation.

Loss from operations was $13.1 million in fiscal 2016 compared to a loss of $32.7 million in fiscal 2015. Operating margin was a negative 1.5% compared to a negative 4.1%. The improvement in loss from operations of $19.6 million and the improvement in operating margin of 260 basis points was due primarily to improving Connectivity profitability.

MS income from operations was $80.6 million, a 19.6% margin, in fiscal 2017 compared to $74.4 million, a 16.5% margin, in fiscal 2016.  U.S. margins increased to 20.9% in the current period from 17.7% due to R&D and S&M cost reductions. International margins decreased to 3.4% from 3.7% due to the revenue decrease.

MS income from operations was $74.4 million, a 16.5% margin, in fiscal 2016 compared to $81.2 million, an 18.2% margin, in fiscal 2015.  U.S. margins decreased to 17.7% in the current period from 19.2% due to higher variable compensation. International margins decreased to 3.7% from 9.6% due to lower performance in Europe and APAC.

AS income from operations was $123.2 million, a 38.3% margin, in fiscal 2017 compared to $109.6 million, a 36.8% margin, in fiscal 2016. U.S. margins decreased to 39.9% in the current period from 40.1% due to ongoing R&D and S&M investments. International margins increased to 24.2% from 11.6% due to expanding gross profit margins.

AS income from operations was $109.6 million, a 36.8% margin, in fiscal 2016 compared to $115.1 million, a 37.9% margin, in fiscal 2015. U.S. margins decreased to 40.1% in the current period from 43.4% due to ongoing R&D and S&M investments. International margins increased to 11.6% from 4.9% due to S&M cost reductions.

Connectivity income from operations was $5.3 million, a 3.6% margin, in fiscal 2017 compared to a loss of $3.3 million, a negative 3.2% margin, in fiscal 2016, due to an increase in gross profit offset partially by continued R&D and S&M investments.

Connectivity loss from operations was $3.3 million, a negative 3.2% margin, in fiscal 2016 compared to a loss of $40.1 million, a negative 72.9% margin, in fiscal 2015. The improvement is due to revenue from new customers and upsell to existing customers and cost savings realized by the combination of the LiveRamp and AOS development teams.

Other Income (Expense), Income Taxes and Other Items

Interest expense was $7.4 million in fiscal 2017 compared to $7.7 million in fiscal 2016.  The decrease is primarily related to the reduction in the term loan balance offset by $0.7 million of new interest expense on line of credit borrowings. The average balance of the term loan and line of credit decreased approximately $40 million and the average rate remained approximately flat.

Interest expense was $7.7 million in fiscal 2016, or flat compared to fiscal 2015.  On July 31, 2015, the Company used $55.0 million of proceeds from the ITO disposition to repay outstanding Company indebtedness as required by the Company’s existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business. Allocated interest expense was $0.4 million in fiscal 2016 and $1.3 million in fiscal 2015. Including this allocated interest, total interest expense was $8.1 million in fiscal 2016 and $9.0 million in fiscal 2015. The decrease is due primarily to the reduction in the term loan balance.

Other income was $0.3 million in fiscal 2017 compared to $0.5 million in fiscal 2016 and other expense of $1.0 million in fiscal 2015. Other, net primarily consists of foreign currency transaction gains and losses, and interest and investment income.

The fiscal 2017 effective tax rate was 52.5%. Fiscal 2017 included a $4.5 million federal and state tax benefit, net of associated valuation allowance, related to the Acxiom Impact disposition. Fiscal 2017 also included a net $2.3 million income tax benefit related to research and development tax credits. In addition, nondeductible share-based compensation, primarily related to the Arbor Holdback Agreement and incentive stock options issued in connection with the LiveRamp acquisition, had a $3.3 million unfavorable impact on income tax expense.

The fiscal 2016 effective tax rate was 57.4%.  Fiscal 2016 included a net $3.6 million tax benefit related to the release of a deferred tax valuation allowance in a certain foreign jurisdiction. Fiscal 2016 also included a net $4.0 million income tax benefit related to research and development tax credits. In addition, nondeductible share-based compensation, primarily related to incentive stock options issued in connection with the LiveRamp acquisition, had a $1.9 million unfavorable impact on income tax expense.

The fiscal 2015 effective tax rate was 35.8%.  Fiscal 2015 included a net $3.1 million income tax benefit principally related to new state research and development tax credits which were partially offset by other state deferred tax activity.  In addition, nondeductible incentive stock options issued in connection with the LiveRamp acquisition had a $2.3 million unfavorable impact on income tax expense.

The effective tax rates for all periods were impacted by losses in foreign jurisdictions.  The Company does not record the income tax benefit of certain of those losses due to uncertainty of future utilization.

Discontinued operations

In fiscal 2016, the Company completed the sale of its ITO operations.  As a result, the ITO business qualified for treatment as discontinued operations.  The results of operations, cash flows, and the balance sheet amounts pertaining to ITO have been classified as discontinued operations in the consolidated financial statements.

Summary results of operations of ITO for the fiscal years ended March 31, 2016 and 2015 are segregated and included in earnings from discontinued operations, net of tax, in the Company’s consolidated statements of operations and are as follows (dollars in thousands):

	2016	2015
Revenues	$69,410	$215,148

Earnings from discontinued operations before income taxes	$10,050	$29,368
Gain on sale of discontinued operations before income taxes	9,349	—
Income taxes	3,598	11,973
Earnings from discontinued operations, net of tax	$15,801	$17,395

In fiscal 2015, the Company completed the sale of its U.K. call center operation, 2Touch.  As a result, the 2Touch business qualified for treatment as discontinued operations.  The results of operations, cash flows, and the balance sheet amounts pertaining to 2Touch have been classified as discontinued operations in the consolidated financial statements.

Summary results of operations of 2Touch for the fiscal years ended March 31, 2016 and 2015 are segregated and included in earnings from discontinued operations, net of tax, in the Company’s consolidated statements of operations and are as follows (dollars in thousands):

	2016	2015
Revenues	$—	$8,484

Earnings (loss) from discontinued operations before income taxes	$(450)	$4
Loss on sale of discontinued operations before income taxes	—	(1,888)
Loss from discontinued operations, net of tax	$(450)	$(1,884)

Capital Resources and Liquidity

Working Capital and Cash Flow

Working capital at March 31, 2017 totaled $138.1 million, a $13.9 million decrease when compared to $152.0 million at March 31, 2016, due primarily to net cash paid of $137.4 million for the Arbor and Circulate acquisitions, offset partially by the $70.0 million in proceeds of debt related to these acquisitions.

The Company’s cash is primarily located in the United States.  Approximately $20.0 million of the total cash balance of $170.3 million, or approximately 11.7%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 57 days at March 31, 2017 and 56 days at March 31, 2016, respectively, and is calculated as follows (dollars in thousands):

	March 31,	March 31,
	2017	2016
Numerator – trade accounts receivable, net	$142,768	$138,650
Denominator:
Quarter revenue	224,867	224,655
Number of days in quarter	90	91
Average daily revenue	$2,499	$2,469
Days sales outstanding	57	56

Net cash provided by operating activities was $115.8 million in fiscal 2017 compared to $113.6 million and $61.1 million in fiscal 2016 and 2015, respectively.  The $2.2 million increase in fiscal 2017 resulted primarily from an increase in cash earnings of $26.5 million offset by unfavorable changes in working capital. The $52.5 million increase in fiscal 2016 resulted primarily from a decrease in net loss from continuing operations ($17.7 million) and the net increase in working capital.

Investing activities used cash of $159.3 million in fiscal 2017 compared to $69.2 million and $343.1 million in fiscal 2016 and 2015, respectively. The increase for fiscal 2017 related primarily to the $137.4 million of net cash paid in the Arbor and Circulate acquisitions and $1.0 million for a long-term investment, offset partially by proceeds from the sales of assets of $25.5 million and the sale of Acxiom Impact of $17.0 million. Additional fiscal 2017 investing activities acquisitions consisted of capital expenditures of $48.0 million, capitalization of software of $14.5 million and $0.9 million of data acquisition costs. The primary decrease for fiscal 2016 compared to fiscal 2015 relates to net cash paid in acquisitions: $5.4 million for certain addressable television net assets of Allant in fiscal 2016 compared to $265.7 million for LiveRamp in fiscal 2015. Fiscal 2016 investing activities in addition to the net cash paid in acquisitions consisted of capital expenditures of $47.4 million, capitalization of software of $14.9 million and $1.6 million of data acquisition costs.

Financing activities provided cash of $25.8 million in fiscal 2017, due primarily to the proceeds from debt of $70.0 million to partially fund the Arbor and Circulate acquisitions. Fiscal 2017 financing activities also included $15.7 million in proceeds from the sale of common stock and $2.9 million excess tax benefits from stock-based compensation, offset by $32.2 million in payments of debt and $30.5 million to acquire treasury stock. Fiscal 2016 financing activities included $10.4 million in proceeds from the sale of common stock and $3.6 million excess tax benefits from stock-based compensation, offset by $87.2 million in payments of debt, including the $55.0 million prepayment as a result of the ITO sale, and $52.8 million to acquire treasury stock. Financing activities used $26.8 million of cash in fiscal 2015. Fiscal 2015 financing activities included $5.0 million in proceeds from the sale of common stock and $4.6 million excess tax benefits from stock-based compensation, offset by $26.6 million in payments of debt and $9.9 million to acquire treasury stock.

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on July 28, 2016 (see Note 13 – Stockholders’ Equity). Under the modified common stock repurchase program, the Company may purchase up to $400 million of its common stock through the period ending June 30, 2018. During the fiscal year ended March 31, 2017, the Company repurchased 1.3 million shares of its common stock for $30.5 million.  During the fiscal year ended March 31, 2016, the Company repurchased 2.6 million shares of its common stock for $52.8 million.  During the fiscal year ended March 31, 2015, the Company repurchased 0.5 million shares of its common stock for $9.9 million.  Through March 31, 2017, the Company had repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

Net cash provided by discontinued operations was $130.6 million in fiscal 2016, primarily from net cash received of $130.2 million for the sale of ITO. Discontinued operations provided $32.8 million in fiscal year 2015.

Credit and Debt Facilities

See Note 10 – “Long-Term Debt” of the Notes to Consolidated Financial Statements for further details related to the Company’s amended and restated credit agreement and interest rate swap agreement.

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

Off-Balance Sheet Items and Commitments

In connection with the Impact email disposition, the Company assigned a facility lease to the buyer of the business.  The Company guaranteed the facility lease as required by the asset disposition agreement.  Should the assignee default, the Company would be required to perform under the terms of the facility lease, which runs through September 2021.  At March 31, 2017, the Company’s maximum potential future rent payments under this guarantee totaled $2.7 million.

There were no material outstanding letters of credit, which would reduce the borrowing capacity under the Company’s revolving credit facility, at March 31, 2017.  Outstanding letters of credit were $2.1 million at March 31, 2016.

Contractual Commitments

The following tables present Acxiom’s contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2017.  The table does not include the future payment of liabilities related to uncertain tax positions of $6.5 million as the Company is not able to predict the periods in which these payments will be made (dollars in thousands):

	For the years ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Term loan	$37,500	$117,500	$—	$—	$—	$—	$155,000
Revolving credit borrowings	—	70,000	—	—	—	—	70,000
Other debt and long-term liabilities	2,319	1,583	1,362	348	—	—	5,612
Total long-term and other debt	39,819	189,083	1,362	348	—	—	230,612
Operating lease payments	18,669	12,467	12,032	11,673	11,326	16,677	82,844
Total contractual cash obligations	$58,488	$201,550	$13,394	$12,021	$11,326	$16,677	$313,456

	For the years ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Total purchase commitments	$38,357	$19,688	$15,398	$7,825	$834	$—	$82,102

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest. The Company estimates interest payments on debt for fiscal 2018 of $10.5 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2017 (dollars in thousands):

Lease guarantees	$2,688
Surety bonds	405

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

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Germany, Poland, Australia and China.   Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility.  These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).  Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments.  The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Recent Accounting Pronouncements –

See “Adoption of New Accounting Standards” and “Recent Accounting Pronouncements” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during fiscal 2017 and 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Acxiom Corporation:

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and Subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2017. We also have audited Acxiom Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acxiom Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acxiom Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Acxiom Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Dallas, Texas
May 26, 2017

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND 2016

(Dollars in thousands, except per share data)

	March 31,	March 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$170,343	$189,629
Trade accounts receivable, net	142,768	138,650
Refundable income taxes	7,098	9,834
Other current assets	48,310	37,897
Total current assets	368,519	376,010

Property and equipment, net of accumulated depreciation and amortization	155,974	183,043
Software, net of accumulated amortization of $288,122 in 2017 and $286,387 in 2016	47,638	55,735
Goodwill	592,731	492,745
Purchased software licenses, net of accumulated amortization of $72,403 in 2017 and $98,222 in 2016	7,972	10,116
Deferred income taxes	10,261	6,885
Other assets, net	51,443	25,315
	$1,234,538	$1,149,849
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$39,819	$32,243
Trade accounts payable	40,208	37,717
Accrued payroll and related expenses	53,238	61,309
Other accrued expenses	59,861	48,254
Deferred revenue	37,087	44,477
Total current liabilities	230,213	224,000

Long-term debt	189,241	157,897
Deferred income taxes	58,374	53,964
Other liabilities	17,730	15,020
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 132.9 million and 130.4 million shares at March 31, 2017 and 2016, respectively)	13,288	13,039
Additional paid-in capital	1,154,429	1,082,220
Retained earnings	602,609	598,501
Accumulated other comprehensive income	7,999	8,590
Treasury stock, at cost (54.6 million and 53.0 million shares at March 31, 2017 and 2016, respectively)	(1,039,345)	(1,003,382)
Total equity	738,980	698,968
	$1,234,538	$1,149,849

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(Dollars in thousands, except per share amounts)

	2017	2016	2015

Revenues	$880,247	$850,088	$804,911

Cost of revenue	477,686	488,382	494,037
Gross profit	402,561	361,706	310,874
Operating expenses:
Research and development	82,109	74,247	74,201
Sales and marketing	166,676	146,176	116,494
General and administrative	129,714	135,385	130,263
Impairment of goodwill and other assets	—	6,829	—
Gains, losses and other items, net	8,373	12,132	22,600
Total operating expenses	386,872	374,769	343,558
Income (loss) from operations	15,689	(13,063)	(32,684)
Other income (expense):
Interest expense	(7,381)	(7,669)	(7,672)
Other, net	334	452	(991)
Total other expense	(7,047)	(7,217)	(8,663)
Income (loss) from continuing operations before income taxes	8,642	(20,280)	(41,347)
Income taxes (benefit)	4,534	(11,632)	(14,805)
Net earnings (loss) from continuing operations	4,108	(8,648)	(26,542)
Earnings from discontinued operations, net of tax	—	15,351	15,511
Net earnings (loss)	$4,108	$6,703	$(11,031)

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.05	$(0.11)	$(0.34)
Net earnings from discontinued operations	—	0.20	0.20
Net earnings (loss)	$0.05	$0.09	$(0.14)

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.05	$(0.11)	$(0.34)
Net earnings from discontinued operations	—	0.20	0.20
Net earnings (loss)	$0.05	$0.09	$(0.14)

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(Dollars in thousands)

	2017	2016	2015

Net earnings (loss)	$4,108	$6,703	$(11,031)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(706)	(907)	(4,074)
Unrealized gain (loss) on interest rate swap	115	84	(175)
Other comprehensive loss	(591)	(823)	(4,249)
Comprehensive income (loss)	$3,517	$5,880	$(15,280)

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2014	125,843,608	$12,584	$981,985	$602,829	$13,662	(49,203,507)	$(928,203)	$682,857
Employee stock awards, benefit plans and other issuances	1,028,524	103	12,153	—	—	(370,299)	(7,217)	5,039
Tax impact of stock options, warrants and restricted stock	—	—	4,645	—	—	—	—	4,645
Non-cash stock-based compensation from continuing operations	33,693	4	28,298	—	—	—	14	28,316
Non-cash stock-based compensation from discontinued operations	—	—	570	—	—	—	—	570
Restricted stock units vested	1,032,972	103	(103)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(528,918)	(9,868)	(9,868)
LiveRamp replacement stock options	—	—	6,978	—	—	—	—	6,978
Comprehensive loss:
Foreign currency translation	—	—	—	—	(4,074)	—	—	(4,074)
Unrealized loss on interest rate swap	—	—	—	—	(175)	—	—	(175)
Net loss	—	—	—	(11,031)	—	—	—	(11,031)
Balances at March 31, 2015	127,938,797	$12,794	$1,034,526	$591,798	$9,413	(50,102,724)	$(945,274)	$703,257
Employee stock awards, benefit plans and other issuances	1,338,663	134	15,627	—	—	(294,522)	(5,344)	10,417
Tax impact of stock options and restricted stock	—	—	(293)	—	—	—	—	(293)
Non-cash stock-based compensation from continuing operations	61,464	6	31,457	—	—	—	—	31,463
Non-cash stock-based compensation from discontinued operations	—	—	1,008					1,008
Restricted stock units vested	1,051,182	105	(105)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(2,633,436)	(52,764)	(52,764)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(907)	—	—	(907)
Unrealized gain on interest rate swap	—	—	—	—	84	—	—	84
Net earnings	—	—	—	6,703	—	—	—	6,703
Balances at March 31, 2016	130,390,106	$13,039	$1,082,220	$598,501	$8,590	(53,030,682)	$(1,003,382)	$698,968
Employee stock awards, benefit plans and other issuances	1,233,566	123	21,007	—	—	(236,870)	(5,421)	15,709
Tax impact of stock options and restricted stock	—	—	2,183	—	—	—	—	2,183
Non-cash stock-based compensation	236,162	24	49,121	—	—	—	—	49,145
Restricted stock units vested	1,015,539	102	(102)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,314,840)	(30,542)	(30,542)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(706)	—	—	(706)
Unrealized gain on interest rate swap	—	—	—	—	115	—	—	115
Net earnings	—	—	—	4,108	—	—	—	4,108
Balances at March 31, 2017	132,875,373	$13,288	$1,154,429	$602,609	$7,999	(54,582,392)	$(1,039,345)	$738,980

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$4,108	$6,703	$(11,031)
Earnings from discontinued operations, net of tax	—	(15,351)	(15,511)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	82,690	85,463	80,447
Loss on disposal of assets	3,040	232	1,700
Impairment of goodwill and other assets	—	6,829	—
Deferred income taxes	(8,818)	(11,664)	(4,965)
Non-cash stock-based compensation expense	49,145	31,463	28,316
Changes in operating assets and liabilities:
Accounts receivable, net	(11,161)	(13,014)	3,744
Other assets	(172)	(13,632)	12,867
Accounts payable and other liabilities	4,302	25,529	(28,129)
Deferred revenue	(7,304)	11,084	(6,307)
Net cash provided by operating activities	115,830	113,642	61,131

Cash flows from investing activities:
Capitalized software development costs	(14,477)	(14,880)	(18,587)
Capital expenditures	(47,993)	(47,423)	(56,952)
Data acquisition costs	(881)	(1,553)	(1,871)
Proceeds from sales of assets	25,494	—	—
Equity investments	(1,000)	—	—
Cash paid in acquisitions, net of cash acquired	(137,383)	(5,386)	(265,672)
Net cash received in dispositions	16,988	—	—
Net cash used in investing activities	(159,252)	(69,242)	(343,082)

Cash flows from financing activities:
Proceeds from debt	70,000	—	—
Payments of debt	(32,243)	(87,231)	(26,601)
Sale of common stock, net of stock acquired for withholding taxes	15,709	10,417	5,039
Excess tax benefits from stock-based compensation	2,852	3,551	4,645
Acquisition of treasury stock	(30,542)	(52,764)	(9,868)
Net cash provided by (used in) financing activities	25,776	(126,027)	(26,785)
Net cash used in continuing operations	(17,646)	(81,627)	(308,736)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	6,323	43,853
Net cash provided by (used in) investing activities	—	124,506	(9,254)
Net cash used in financing activities	—	(206)	(1,820)
Net cash provided by discontinued operations	—	130,623	32,779
Net cash provided by (used in) continuing and discontinued operations	(17,646)	48,996	(275,957)
Effect of exchange rate changes on cash	(1,640)	(377)	(1,619)

Net change in cash and cash equivalents	(19,286)	48,619	(277,576)
Cash and cash equivalents at beginning of period	189,629	141,010	418,586
Cash and cash equivalents at end of period	$170,343	$189,629	$141,010

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED MARCH 31, 2017, 2016 AND 2015

(Dollars in thousands)

	2017	2016	2015
Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,779	$8,145	$8,673
Income taxes, net of refunds	6,866	6,100	(3,845)
Prepayment of debt	—	55,000	—
Payments on capital leases and installment payment arrangements	—	—	3,823

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017, 2016 AND 2015

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

Acxiom is a global technology and enablement services company with a vision to transform data into value for everyone. Through a simple, open approach to connecting systems and data, we provide the data foundation for the world’s best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omni-channel customer experiences.

Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol “ACXM.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our client list includes many of the world’s largest and best known brands across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

Basis of Presentation and Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission.

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

Discontinued Operations -

Discontinued operations comprise those activities that have been disposed of during the period or which have been classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. In fiscal 2016, the Company sold its IT Infrastructure Management business (“ITO”) and began reporting the results of operations, cash flows and the balance sheet amounts pertaining to ITO as a component of discontinued operations in the consolidated financial statements. In fiscal 2015, Acxiom identified its U.K. call center operation, 2Touch, as a component of the Company that is reported as discontinued operations because of its disposal. Refer to Note 4, Discontinued Operations, for more information.

Unless otherwise indicated, information in the notes to the consolidated financial statements relates to continuing operations.

Significant Accounting Policies

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable -

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated below.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $14.1 million at March 31, 2017 and $14.3 million March 31, 2016.

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

The standard generally requires that research and development costs incurred prior to the beginning of the application development stage of software products are charged to operations as such costs are incurred. Once the application development stage has begun, costs are capitalized until the software is available for general release.  Costs of internally developed software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years (see Note 8 – Software Costs).

Costs of purchased software licenses are amortized on a straight-line basis over the estimated economic life of the license, generally not to exceed five years (see Note 8 – Software Costs).

Capitalized software, including both purchased and internally developed, is reviewed when facts and circumstances indicate the carrying amount may not be recoverable and, if necessary, the Company reduces the carrying value of each product to its fair value.

Business Combinations –

We apply the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from Connectivity sales;
•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the products when completed;
•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and
•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, uncertain tax positions and tax related valuation allowances in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any judgments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the uncertain tax positions and tax related valuation allowances, whichever comes first, changes to these tax estimates will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Goodwill -

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year in accordance with ASC 350, Intangibles—Goodwill and Other, or more frequently if indicators of impairment exist.  Triggering events for interim impairment testing include indicators such as adverse industry or economic trends, restructuring actions, downward revisions to projections of financial performance, or a sustained decline in market capitalization. According to ASC 350, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two-step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two-step impairment test prescribed by ASC 350 will be performed. The first step requires comparing the estimated fair value of a reporting unit to its net book value, including goodwill.  A potential impairment exists if the estimated fair value of the reporting unit is lower than its net book value.  The second step of the impairment test involves assigning the estimated fair value of the reporting unit to its identifiable assets, with any residual fair value being assigned to goodwill.  If the carrying value of an individual indefinite-lived intangible asset (including goodwill) exceeds its estimated fair value, such asset is written down by an amount equal to the excess, and a corresponding amount is recorded as a charge to operations for the period in which the impairment test is completed.  Completion of the Company’s annual impairment test during the first quarter of fiscal 2017 indicated no impairment of its goodwill balances.

During the fourth quarter of fiscal 2016, a triggering event occurred which required the Company to test the recoverability of goodwill associated with its APAC Marketing Services and Audience Solutions reporting units. The triggering event was the Company’s decision to focus efforts in Australia exclusively on the Connectivity business; as a result, the Company plans to wind-down the Marketing Services and Audience Solutions operations in Australia. In addition to testing the recoverability of goodwill, the Company also tested certain other long-lived assets in these units for impairment. The results of the two-step test indicated complete impairment of the APAC Audience Solutions goodwill as well as impairment for certain other long-lived assets. The amount of impairment was $6.1 million, of which $5.4 million was goodwill and $0.7 million related to other long-lived assets, primarily property and equipment. The impairment test also indicated a reduced fair value for the APAC Marketing Services component, but the fair value was still in excess of the carrying value resulting in no impairment.

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

Management believes that the estimated valuations are reasonable and consistent with what other marketplace participants would use in valuing the Company’s components.  However, management cannot give any assurance that these market values will not change in the future.  For example, if discount rates demanded by the market increase, this could lead to reduced valuations under the income approach.  If the Company’s projections are not achieved in the future, this could lead management to reassess their assumptions and lead to reduced valuations under the income approach.  If the market price of the Company’s stock decreases, this could cause the Company to reassess the reasonableness of the implied control premium, which might cause management to assume a higher discount rate under the income approach which could lead to reduced valuations.  If future similar transactions exhibit lower multiples than those observed in the past, this could lead to reduced valuations under the similar transactions approach.  And finally, if there is a general decline in the stock market and particularly in those companies selected as comparable to the Company’s components, this could lead to reduced valuations under the public company market multiple approach.  The Company’s next annual impairment test will be performed during the first quarter of fiscal 2018.  The fair value of the Company’s components could deteriorate which could result in the need to record impairment charges in future periods.  The Company continues to monitor potential triggering events including changes in the business climate in which it operates, attrition of key personnel, the volatility in the capital markets, the Company’s market capitalization compared to its book value, the Company’s recent operating performance, and the Company’s financial projections.  The occurrence of one or more triggering events could require additional impairment testing, which could result in impairment charges.

Impairment of Long-lived Assets -

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company considers factors such as operating losses, declining outlooks, and business conditions when evaluating the necessity for an impairment analysis.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During fiscal 2016, in conjunction with the goodwill impairment tests noted above, the Company also tested certain other long-lived assets in the affected units for impairment. The Company recorded impairment charges of $0.9 million related to other long-lived assets, primarily property and equipment.

Data Acquisition Costs -

The Company defers certain costs related to the acquisition or licensing of data for the Company’s proprietary databases which are used in providing data products and services.  These costs are amortized over the useful life of the data, which is from two to seven years.  To estimate the useful life of any acquired data, the Company considers several factors including 1) the type of data acquired, 2) whether the data becomes stale over time, 3) to what extent the data will be replaced by updated data over time, 4) whether the stale data continues to have value as historical data, 5) whether a license places restrictions on the use of the data, and 6) the term of the license.

Deferred Revenue -

Deferred revenue consists of amounts billed in excess of revenue recognized.  Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Revenue Recognition -

The Company’s policy follows the guidance from ASC 605, Revenue Recognition.

The Company provides marketing database services under long-term arrangements.  These arrangements may require the Company to perform setup activities such as the design and build of a database, and may include other products and services purchased at the same time, or within proximity of one another (referred to as multiple element arrangements). Each element within a multiple element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return related to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for purposes of allocation of the arrangement consideration and revenue recognition.

For our multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if available, or management’s best estimate of stand-alone selling price (BESP).  In most cases, the Company has neither VSOE nor TPE and therefore uses BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting any specified performance conditions.

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

Revenues are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and services; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. Where applicable, we reduce revenue for certain incentive programs where we can sufficiently estimate the effects of these items. In some cases, the arrangements also contain provisions requiring customer acceptance of the setup activities prior to commencement of the ongoing services arrangement.  Up-front fees billed during the setup phase for these arrangements are deferred and setup costs that are direct and incremental to the contract are capitalized.  Revenue recognition does not begin until after customer acceptance in cases where contracts contain acceptance provisions.  Once the setup phase is complete and customer acceptance occurs, the Company recognizes revenue and the related costs for each element as delivered.  In situations where the arrangement does not require customer acceptance before the Company begins providing services, revenue is recognized for each element as delivered and no costs are deferred.

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

Sales of third-party software, hardware and certain other equipment are recognized when delivered.  If such sales are part of a multiple-element arrangement, they are recognized as a separate element unless collection of the sales price is dependent upon delivery of other products or services.  Additionally, the Company evaluates revenue from the sale of data, software, hardware and equipment in accordance with accounting standards to determine whether such revenue should be recognized on a gross or a net basis.  All the factors in the accounting standards are considered with the primary factor being whether the Company is the primary obligor in the arrangement.  “Out-of-pocket” expenses incurred by, and reimbursed to, the Company in connection with customer contracts are recorded as gross revenue.

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

Revenues from Connectivity services are primarily recorded as monthly recurring subscription fees, and to a lesser extent from data providers and certain digital publishers in the form of revenue-sharing agreements.

Concentration of Credit Risk -

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts, unbilled and notes receivable.  The Company’s receivables are from a large number of customers.  Accordingly, the Company’s credit risk is affected by general economic conditions.  The Company maintains deposits in federally insured financial institutions more than federally insured limits. Management, however, believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process pursuant to ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained on audit, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes.

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

Advertising Expense -

The Company expenses advertising costs as incurred.  Advertising expense was approximately $9.3 million, $5.9 million and $5.0 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.  Advertising expense is included in operating expenses on the accompanying consolidated statements of operations.

Guarantees -

The Company accounts for the guarantees of indebtedness of others under applicable accounting standards which require a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  The Company’s liability for the fair value of guarantees is not material (see Note 12 – Commitments and Contingencies).

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

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	2017	2016	2015
Net earnings (loss) from continuing operations	$4,108	$(8,648)	$(26,542)
Net earnings from discontinued operations, net of tax	—	15,351	15,511
Net earnings (loss)	$4,108	$6,703	$(11,031)

Basic earnings (loss) per share:
Basic weighted-average shares outstanding	77,609	77,616	77,106
Basic earnings (loss) per share:
Continuing operations	$0.05	$(0.11)	$(0.34)
Discontinued operations	—	0.20	0.20
Net earnings (loss)	$0.05	$0.09	$(0.14)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,609	77,616	77,106
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,239	—	—
Diluted weighted-average shares outstanding	79,848	77,616	77,106
Diluted earnings (loss) per share:
Continuing operations	$0.05	$(0.11)	$(0.34)
Discontinued operations	—	0.20	0.20
Net earnings (loss)	$0.05	$0.09	$(0.14)

Due to the net loss from continuing operations in fiscal 2016 and 2015, the dilutive effect of options, warrants and restricted stock units covering 1.5 million and 1.4 million shares, respectively, of common stock was excluded from the earnings per share calculation since the impact on the calculation was anti-dilutive. Additional options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2017			2016			2015
Number of shares outstanding under options, warrants and restricted stock units	90			1,654			1,829
Range of exercise prices for options	$27.77	-	$32.85	$17.49	-	$62.06	$19.18	-	$62.06

Share-based Compensation -

The Company records share-based compensation expense according to the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations over the service period of the award based on their fair values. Under the provisions of ASC Topic 718, the Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.

The Company has stock option plans and equity compensation plans (collectively referred to as the “share-based plans”) administered by the compensation committee (“compensation committee”) of the board of directors under which options and restricted stock units were outstanding as of March 31, 2017.

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

The Company receives income tax deductions because of the exercise of nonqualified stock options and the vesting of other stock-based awards.  The tax benefit of share-based compensation expense in excess of the book compensation expense is reflected as a financing cash inflow and operating cash outflow included in changes in operating assets and liabilities.  The Company has elected the short-cut method in accounting for the tax benefits of share-based payment awards.

Derivatives and Hedging -

Derivative financial instruments are valued in the market using regression analysis. Significant inputs to the derivative valuation for interest rate swaps are observable in active markets and are classified as Level 2 in the fair value hierarchy.

In fiscal 2014, the Company entered into an interest rate swap as a cash flow hedge against LIBOR interest rate movements on the term loan.  All changes in fair value of the derivative were deferred and recorded in other comprehensive income (loss) until the related forecasted transaction was recognized in the consolidated statement of operations.  The interest rate swap matured in fiscal 2017.

Restructuring –

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits.  Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net earnings (loss) in the period any adjustment is recorded.

Adoption of New Accounting Standards –

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments. The new standard eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues, including payments for debt prepayments or extinguishments. The early adoption of this standard did not result in any changes to our existing accounting policies, presentation of items in our consolidated statements of cash flows, or any changes resulting from the retrospective application to all periods reported.

Recent Accounting Pronouncements Not Yet Adopted –

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years; earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. ASU 2017-01 is effective for annual periods beginning after December 15, 2017 (fiscal 2019 for the Company), including interim periods within those fiscal years, and earlier adoption is permitted for transactions occurring after the issuance of ASU 2017-01 and not reported in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 (fiscal 2019 for the Company), including interim periods within those fiscal years; earlier adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. Currently, excess tax benefits or deficiencies from the Company’s equity awards are recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record, on a prospective basis, any excess tax benefits or deficiencies from its equity awards in its consolidated Statements of Operations in the reporting periods in which settlement occurs. As a result, after adoption the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock prices between the grant dates and settlement dates of equity awards. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (fiscal 2018 for the Company). The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

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

In May 2014, the FASB issued update ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The effective date for the Company is the first quarter of fiscal 2018 or the first quarter of fiscal 2019 using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospective application with the cumulative effect recognized at the date of initial application and providing certain additional disclosures. The Company has completed its preliminary assessment of the new standard and is continuing assessment as we complete implementation design activities. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (ii) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. We are also continuing to evaluate the provisions of Topic 606 related to costs of obtaining customer contracts.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity included in gains, losses and other items, net in the consolidated statements of operations for the fiscal years ended March 31, 2017, 2016 and 2015 (dollars in thousands):

	Associate-related	Lease
	reserves	accruals	Total
March 31, 2014	$6,542	$1,513	$8,055
Restructuring charges and adjustments	13,284	6,500	19,784
Payments	(12,615)	(2,785)	(15,400)
March 31, 2015	$7,211	$5,228	$12,439
Restructuring charges and adjustments	8,630	3,002	11,632
Payments	(12,986)	(4,706)	(17,692)
March 31, 2016	$2,855	$3,524	$6,379
Restructuring charges and adjustments	3,755	2,985	6,740
Payments	(4,210)	(2,201)	(6,411)
March 31, 2017	$2,400	$4,308	$6,708

Restructuring Plans

In fiscal 2017, the Company recorded a total of $8.9 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The expense included severance and other associate-related charges of $3.8 million, lease accruals and adjustments of $3.0 million, and leasehold improvement write offs of $2.1 million.

The associate-related accruals of $3.8 million relate to the termination of associates in the United States and Europe and include a $1.3 million increase to the fiscal 2016 restructuring plans, primarily in Australia. Of the amount accrued for 2017, $1.2 million remained accrued as of March 31, 2017. These costs are expected to be paid out in fiscal 2018.

The lease accruals and adjustments of $3.0 million result from the Company’s exit from certain leased office facilities.  The Company intends to sublease the facilities to the extent possible. The liability will be satisfied over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease receipts may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the amount accrued for this facility in 2017, $3.0 million remained accrued as of March 31, 2017.

In fiscal 2016, the Company recorded a total of $12.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The expense included severance and other associate-related charges of $8.6 million, lease termination charges and accruals of $3.0 million, and leasehold improvement write offs of $0.4 million.

The associate-related accruals of $8.6 million relate to the termination of associates in the United States, Europe, Brazil and Australia. Of the amount accrued for 2016, $1.0 million remained accrued as of March 31, 2017. These costs are expected to be paid out in fiscal 2018.

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

The associate-related accruals of $13.3 million related to the termination of associates in the United States, Europe, Australia, and China and included an increase of $0.7 million to the fiscal 2014 restructuring plan.  Of the amount accrued for 2015, $0.2 million remained accrued as of March 31, 2017. These costs are expected to be paid out in fiscal 2018.

The lease accruals of $6.5 million result from the Company’s exit from certain leased office facilities.  The Company intends to sublease the facilities to the extent possible.  The liability will be satisfied over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease payments may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.  Of the remaining amount accrued for 2015, $1.3 million remained accrued as of March 31, 2017.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2017	2016	2015
Restructuring plan charges and adjustments	$6,740	$11,632	$19,784
Other restructuring charges	2,125	381	1,976
Write-off of accumulated foreign currency translation in Brazil	1,315	—	—
Gain on disposition of assets	(2,986)	—	—
Acquisition-related costs	1,365	—	820
Other	(186)	119	20
	$8,373	$12,132	$22,600

3.ACQUISITIONS:

Arbor and Circulate

The Company acquired all the outstanding shares of Arbor Technologies, Inc. (“Arbor”) and Circulate.com, Inc. (“Circulate”) on November 22, 2016 and November 29, 2016, respectively. Arbor and Circulate help publishers connect people-based data to the marketing ecosystem.  Because of these acquisitions, Arbor and Circulate are now wholly-owned subsidiaries of the Company included in the Connectivity segment, and increase the scale of the Company’s omni-channel identity graph and network.  The Company has included the financial results of Arbor and Circulate in the consolidated financial statements from the dates of acquisition. The consideration paid for the outstanding shares and vested stock options was approximately $137.4 million, net of cash acquired of approximately $9.5 million. The consideration paid for unvested stock options had an estimated fair value of $9.2 million.  These options are not part of the purchase price and will be expensed as non-cash stock compensation over the applicable vesting periods.

In connection with the Arbor acquisition, the Company agreed to pay $38.3 million to certain key employees (see “Consideration Holdback” in note 13).  The consideration holdback is payable over 30 equal, monthly increments and is settleable in shares of Company common stock.  The number of shares to be issued monthly will vary depending on the market price of the shares on the date of issuance and will be recorded as non-cash stock compensation expense as the shares are issued.  The consideration holdback is not part of the purchase price as vesting is dependent on continued employment of the key employees.

Following the closing of Arbor, the Company granted new awards of restricted stock units to select employees of Arbor to induce them to accept employment with the Company (the “Arbor Inducement Awards”). The Arbor Inducement Awards had a grant date fair value of $10.4 million, and will vest over three years with 34% of the total vesting on the first anniversary of the closing date and 8.25% vesting each three months thereafter, subject to the employee’s continued service through each vesting date. Following the closing of Circulate, the Company granted new awards of restricted stock units to select employees of Circulate to induce them to accept employment with the Company (the “Circulate Inducement Awards”). The Circulate Inducement Awards had a grant date fair value of $10.0 million. The Circulate Inducement Awards granted to certain key employees of Circulate will vest over two years with 50% of the total vesting on the first anniversary of the closing date and 12.5% vesting each three months thereafter, subject to the employee’s continued service through each vesting date and vesting acceleration upon a qualifying termination as set forth in the applicable employee’s offer letter with the Company. The Circulate Inducement Awards granted to all other Circulate employees will vest incrementally over four years with 25% of the total vesting on the first anniversary date of the closing, and 25% vesting each 12 months thereafter, subject to the employee’s continued service through each vesting date.

On November 29, 2016, the Company delivered approximately $5.9 million of the cash consideration to an escrow agent according to the terms of the Circulate acquisition agreement.  The escrow deposit is restricted as to withdrawal or use by the Company and is expected to be delivered to the sellers one year from the acquisition date.  The principal escrow amount is owned by the Company until funds are delivered to the sellers.  All interest and earnings on the principal escrow amount remain property of the Company. The escrow deposit is included in other current assets (note 5), with an offsetting liability included in other accrued expenses (note 6), in the consolidated balance sheet.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the acquisitions (dollars in thousands):

Assets acquired:
Cash	$9,495
Trade accounts receivable	3,352
Goodwill	105,670
Intangible assets (Other assets)	40,800
Other current and noncurrent assets	278
Total assets acquired	159,595
Deferred income taxes	(8,093)
Accounts payable and accrued expenses	(4,623)
Net assets acquired	146,879
Less:
Cash acquired	(9,495)
Net cash paid	$137,384

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations of development of future technology and products, development of future customer relationships, and the Arbor and Circulate assembled workforces.  The Company allocated the goodwill to the reporting unit that was expected to benefit from the acquired goodwill. The goodwill balance is not deductible for U.S. income tax purposes.

The Company recognized the assets and liabilities acquired based on estimates of their acquisition date fair values.  The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of the estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgement.  The Company believes that the information available at the date of acquisition provided a reasonable basis for estimating the fair values of the assets acquired and the liabilities assumed.

The amounts allocated to intangible assets in the table above included publisher relationships, developed technology, customer relationships, and trade name.  Intangible assets will be amortized on a straight-line basis over the estimated useful lives of 1 to 6 years. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

		Useful life
	Fair value	(in years)
Publisher relationships	$23,800	6
Developed technology	9,300	2 to 4
Customer relationships	7,100	6
Trade name	600	1
Total intangible assets	$40,800

The Company has omitted disclosures of revenue and net loss of the acquired companies from the acquisition dates of November 22, 2016 and November 29, 2016, respectively, to March 31, 2017 as the amounts are not material.

During the year ended March 31, 2017, the Company incurred $1.4 million of acquisition costs related to the Arbor and Circulate acquisitions, which are included in gains, losses, and other items, net on the consolidated statement of operations (see Note 2 - Restructuring, Impairment and Other Charges).

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Acxiom, Arbor and Circulate for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2016. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2016. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2016.

The unaudited pro forma financial information for the years ended March 31, 2017 and 2016, respectively, combined the historical results of Acxiom for the years ended March 31, 2017 and 2016 and the historical results of Arbor and Circulate for the years ended December 31, 2016 and 2015 (adjusted due to differences in reporting periods) and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows (dollars in thousands, except per share data):

	2017	2016
Revenues	$887,495	$853,249
Net loss from continuing operations	$(17,025)	$(38,903)
Basic and diluted loss per share from continuing operations	$(0.22)	$(0.30)

Addressable Television Net Assets from Allant (“Allant”)

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

The following table presents the purchase price allocation related to assets acquired and liabilities assumed (dollars in thousands):

December 1, 2015
Assets acquired:
Trade accounts receivable	$499
Goodwill	1,377
Developed technology (Software)	2,700
Other intangible assets (Other assets, net)	1,400
Net assets acquired	5,976
Accounts payable	(590)
Net cash paid	$5,386

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on calculations and valuations using management’s estimates and assumptions and were based on the information that was available as of the date of acquisition.

LiveRamp

On July 1, 2014, the Company acquired all the outstanding shares of LiveRamp, Inc. (“LiveRamp”), a leading service provider for onboarding customer data into digital marketing applications.  The Company acquired LiveRamp to, among other things, provide clients with solutions for bringing offline customer data online with better matching, more connectivity, and faster onboarding.  The Company has included the financial results of LiveRamp in the consolidated financial statements from the date of acquisition.  LiveRamp is included in the Connectivity segment. The acquisition date fair value of the consideration transferred for LiveRamp was approximately $272.7 million which consisted of the following (dollars in thousands):

July 1, 2014
Cash, net of $12.0 million cash acquired	$234,672
Restricted cash held in escrow	31,000
Fair value of stock options issued included in purchase price	6,978
Total fair value of consideration transferred	$272,650

The fair value of the stock options issued by the Company was determined using a binomial lattice approach (see Note 13 – Stockholders’ Equity).  The total fair value of the stock options issued was $30.5 million of which $7.0 million was allocated to the purchase consideration and $23.5 million was allocated to future services and will be expensed over the remaining service periods on a straight-line basis, net of any forfeitures.

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to development of future technology and products related to the onboarding of customer data into digital marketing applications, development of future customer relationships, and LiveRamp’s assembled workforce.  The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on calculations and valuations and on management’s estimates and assumptions and were based on the information that was available as of the date of the acquisition.  Goodwill is not deductible for U.S. income tax purposes.

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

The Company’s consolidated statements of operations for fiscal 2015 included revenue and net loss of $27.0 million and $16.5 million, respectively, attributable to LiveRamp since the acquisition.

4.DISCONTINUED OPERATIONS AND DISPOSITIONS:

Disposition of Impact email business

In August 2016, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note receivable with interest accruing at a rate of 6% per annum (see Note 5 - Other Current and Noncurrent Assets). The note is payable on the 12-month anniversary of the closing date, and is included in other current assets in the consolidated balance sheet. The Company also entered into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services. Prior to the disposition, the Impact email business was included in the Marketing Services segment results.

The business did not meet the requirements of a discontinued business; therefore, all financial results are included in continuing operations. The Company recorded a gain on sale of $0.3 million, included in gains, losses and other items, net. The transaction also generated a $4.3 million income tax benefit.

Revenue and income (loss) from operations from the disposed Impact email business are shown below (dollars in thousands):

	2017	2016	2015
Revenues	$20,375	$60,199	$64,634

Income (loss) from operations	$(157)	$10,105	$18,659

IT Infrastructure Management business (“ITO”)

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

The Company also entered into an agreement to amend its credit agreement (see Note 10 – Long-Term Debt).  The effectiveness of the amendments contained in the agreement were conditioned on, among other things, the closing of the ITO disposition.  Once the ITO disposition was completed and the amendment became fully effective, certain financial covenants in the credit agreement were modified for the quarters ending on September 30, 2015, December 31, 2015 and March 31, 2016.  Additionally, the Company is not entitled to declare or pay any dividends during this time and share repurchases will be limited to no more than $100 million depending on the Company’s leverage ratio.  After March 31, 2016, the financial covenants and dividend and share repurchase limitations returned to the requirements in the credit agreement in effect prior to the amendment.  In addition, the amendment revised certain definitions in the credit agreement to clarify the effect of acquisitions and dispositions on certain financial covenants.

On July 31, 2015, the Company applied $55.0 million of proceeds from the sale to repay outstanding Company indebtedness to comply with the Company’s existing credit agreement (see Note 10 – Long-Term Debt).  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense was $0.4 million and

$1.3 million, respectively, for the fiscal years ended March 31, 2016 and 2015. We used the remaining proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes.

Summary results of operations of ITO for the fiscal years ended March 31, 2016 and 2015, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations.  The following table is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	2016	2015
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$69,410	$215,148
Cost of revenue	50,837	167,524
Gross profit	18,573	47,624
Operating expenses:
Sales and marketing	1,192	2,771
General and administrative	6,053	10,736
Gain on sale of discontinued operations	(9,349)	—
Gains, losses and other items, net	367	2,037
Total operating expenses	(1,737)	15,544
Earnings from discontinued operations	20,310	32,080
Interest expense	(681)	(2,378)
Other, net	(230)	(334)
Earnings from discontinued operations before income taxes	19,399	29,368
Income taxes	3,598	11,973
Earnings from discontinued operations, net of tax	$15,801	$17,395

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

Cash inflows and outflows related to the agreements are included in cash flows from operating activities in the consolidated statements of cash flows.  Revenues and expenses related to the agreements are included in income (loss) from operations in the consolidated statements of operations.  The related cash inflows and outflows and revenues and expenses for the periods reported are shown below (dollars in thousands):

	2017	2016

Cash inflows	$7,214	$4,728
Cash outflows	$4,140	$4,165

Revenues	$6,470	$4,650
Expenses	$3,284	$4,617

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

Summary results of operations of the 2Touch business unit for the fiscal years ended March 31, 2016 and 2015, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations and consists of (dollars in thousands):

	2016	2015
Revenues	$—	$8,484

Earnings (loss) from discontinued operations before income taxes	$(450)	$4
Loss on sale of discontinued operations before income taxes	—	(1,888)
Loss from discontinued operations, net of tax	$(450)	$(1,884)

5.OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31,	March 31,
	2017	2016
Prepaid expenses and other	$25,714	$25,365
Escrow deposit (see Note 3 - Acquisitions)	5,880	—
Note receivable (see Note 4 – Discontinued Operations and Dispositions)	4,000	—
Assets of non-qualified retirement plan	12,716	12,532
Other current assets	$48,310	$37,897

Other noncurrent assets consist of the following (dollars in thousands):

	March 31,	March 31,
	2017	2016
Acquired intangible assets, net	$43,884	$19,203
Deferred data acquisition costs	1,116	1,644
Other miscellaneous noncurrent assets	6,443	4,468
Noncurrent assets	$51,443	$25,315

6.OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31,	March 31,
	2017	2016
Accrued purchase consideration (see Note 3 - Acquisitions)	$5,880	$—
Other accrued expenses	53,981	48,254
Other accrued expenses	$59,861	$48,254

7.GOODWILL AND INTANGIBLE ASSETS:

Goodwill by operating segment and activity for the years ended March 31, 2017 and 2016 was as follows (dollars in thousands).

	Marketing
	Services
	and Audience	Marketing	Audience
	Solutions	Services	Solutions	Connectivity	Total
Balance at March 31, 2015	$497,362	$—	$—	$—	$497,362
Brazil Impairment	(502)	—	—	—	(502)
Reallocation of segments	(496,860)	124,627	277,516	94,717	—
Acquisition of Allant	—	—	1,377	—	1,377
APAC Audience Solutions Impairment	—	—	(5,413)	—	(5,413)
Change in foreign currency translation adjustment	—	(41)	(50)	12	(79)
Balance at March 31, 2016	$—	$124,586	$273,430	$94,729	$492,745
Acquisitions of Arbor and Circulate (see note 3)	—	—	—	105,670	105,670
Impact email disposition (see note 4)	—	(5,684)	—	—	(5,684)
Allant purchase accounting adjustments	—	—	18	—	18
Change in foreign currency translation adjustment	—	(12)	—	(6)	(18)
Balance at March 31, 2017	$—	$118,890	$273,448	$200,393	$592,731

Year end balances in the table above are net of accumulated impairment losses of $120.1 million at March 31, 2017 and 2016, respectively.

Goodwill by component included in each operating segment as of March 31, 2017 was:

	Marketing	Audience
	Services	Solutions	Connectivity	Total
U.S.	$110,910	$273,448	$196,833	$581,191
APAC	7,980	—	3,560	11,540
Balance at March 31, 2017	$118,890	$273,448	$200,393	$592,731

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from two years to ten years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	2017	2016	2015
Developed technology, gross (Software)	$52,150	$42,850	$42,524
Accumulated amortization	(29,775)	(17,950)	(9,924)
Net developed technology	$22,375	$24,900	$32,600

Customer/Trade name, gross (Other assets, net)	$43,164	$35,466	$34,166
Accumulated amortization	(21,702)	(16,263)	(11,265)
Net customer/trade name	$21,462	$19,203	$22,901

Publisher relationship, gross (Other assets, net)	$23,800	$—	$—
Accumulated amortization	(1,378)	—	—
Net publisher relationship	$22,422	$—	$—

Total intangible assets, gross	$119,114	$78,316	$76,690
Total accumulated amortization	(52,855)	(34,213)	(21,189)
Total intangible assets, net	$66,259	$44,103	$55,501

Intangible assets by operating segment as of March 31, 2017 was (dollars in thousands):

	Marketing	Audience
	Services	Solutions	Connectivity	Total
Developed technology	—	1,500	20,875	22,375
Customer/Trade name	37	778	20,647	21,462
Publisher relationship	—	—	22,422	22,422
Balance at March 31, 2017	$37	$2,278	$63,944	$66,259

Total amortization expense related to intangible assets was $18.6 million, $15.5 million, and $11.4 million in fiscal 2017, 2016, and 2015, respectively.  As of March 31, 2017, estimated future amortization expenses related to purchases and other intangible assets were as follows (dollars in thousands):

Year ending March 31,
2018	$24,072
2019	15,213
2020	11,192
2021	7,254
2022	5,150
Thereafter	3,378
$66,259

8.SOFTWARE COSTS:

The Company recorded amortization expense related to internally developed computer software of $27.5 million, $30.7 million, and $29.0 million for fiscal 2017, 2016 and 2015, respectively, including $11.8 million, $10.0 million, and $7.5 million, respectively, related to internally developed software acquired as part of the Arbor, Circulate, and LiveRamp acquisitions.  Amortization expense in fiscal 2016 and fiscal 2015 also included $1.8 million and $4.3 million, respectively, of accelerated amortization expense resulting from adjusting the remaining estimated useful lives of certain capitalized software products which the Company no longer uses due to the LiveRamp acquisition.

The Company recorded amortization expense related to purchased software licenses of $3.0 million, $3.8 million, and $5.0 million in fiscal 2017, 2016 and 2015, respectively.

9.PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31,	March 31,
	2017	2016
Land	$5,398	$6,737
Buildings and improvements	189,666	222,868
Data processing equipment	249,131	261,101
Office furniture and other equipment	32,086	37,969
	476,281	528,675
Less accumulated depreciation and amortization	320,307	345,632
	$155,974	$183,043

Depreciation expense on property and equipment was $42.9 million, $40.6 million and $35.5 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

10.LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	March 31,	March 31,
	2017	2016
Term loan credit agreement	$155,000	$185,000
Revolving credit borrowings	70,000	—
Other debt and long-term liabilities	5,612	7,856
Total long-term debt	230,612	192,856
Less current installments	39,819	32,243
Less deferred debt financing costs	1,552	2,716
Long-term debt, excluding current installments and deferred debt financing costs	$189,241	$157,897

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

In November 2016, the Company borrowed $70.0 million on its revolving credit facility and used the proceeds for the Arbor and Circulate acquisitions (see Note 3 - Acquisitions).  The revolving credit borrowings are payable and due October 9, 2018.

Term loan and revolving credit facility borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread.  At March 31, 2017, the LIBOR credit spread was 2.00%.  The weighted-average interest rate on term loan borrowings at March 31, 2017 was 2.98%.  The weighted-average interest rate on revolving credit borrowings at March 31, 2017 was 3.0%.  There were no material outstanding letters of credit at March 31, 2017.

The term loan and revolving credit borrowings allow for prepayments before maturity.  The credit agreement is secured by the accounts receivable of Acxiom and its domestic subsidiaries, as well as by the outstanding stock of certain Acxiom subsidiaries.

Under the terms of the term loan, the Company is required to maintain certain debt-to-cash flow and debt service coverage ratios, among other restrictions.  At March 31, 2017, the Company was in compliance with these covenants and restrictions.  In addition, if certain financial ratios and other conditions are not satisfied, the revolving credit facility limits the Company’s ability to pay dividends in excess of $30 million in any fiscal year (plus additional amounts in certain circumstances).

On July 31, 2015, in conjunction with the ITO disposition, the Company used $55.0 million of proceeds to repay outstanding Company indebtedness as required by the Company’s existing credit agreement.  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business. Allocated interest expense was $0.4 million and $1.3 million for the fiscal years ended March 31, 2016 and 2015, respectively.

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2017 are as follows (dollars in thousands):

Year ending March 31,
2018	$39,819
2019	189,083
2020	1,362
2021	348
$230,612

11.ALLOWANCE FOR DOUBTFUL ACCOUNTS:

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

				Bad debts
	Balance at	Additions		written off,
	beginning	charged to		net of	Balance at
	of	costs and	Other	amounts	end of
	period	expenses	changes	recovered	period
2015:
Allowance for doubtful accounts, returns and credits	$4,875	$731	$(288)	$(895)	$4,423
2016:
Allowance for doubtful accounts, returns and credits	$4,423	$3,673	$56	$(890)	$7,262
2017:
Allowance for doubtful accounts, returns and credits	$7,262	$1,859	$(372)	$(2,643)	$6,106

Other changes in the table above result primarily from the effects of exchange rates ($0.1 million) and disposition of the Impact email business ($0.3 million).

12.COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company’s consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters, and management believes the probability of a material loss beyond the amounts accrued to be remote.  However, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations.  The Company maintains insurance coverage above certain limits.  There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s consolidated financial statements.

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 23 years of $82.8 million.

Total rental expense on operating leases was $15.9 million, $17.1 million, and $14.7 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.  Future minimum lease payments under all noncancellable operating leases for the five years ending March 31, 2022, are as follows: 2018, $18.7 million; 2019, $12.5 million; 2020, $12.0 million; 2021, $11.7 million; and 2022, $11.3 million.

In connection with the Impact email disposition during fiscal 2017 (see Note 4 – Discontinued Operations and Dispositions), the Company assigned a facility lease to the buyer of the business.  The Company guaranteed the facility lease as required by the asset disposition agreement.  Should the assignee default, the Company would be required to perform under the terms of the facility lease, which runs through September 2021.  At March 31, 2017, the Company’s maximum potential future rent payments under this guarantee totaled $2.7 million.

13.STOCKHOLDERS’ EQUITY:

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

At March 31, 2017, the Company had outstanding 4,942 warrants to purchase shares of its common stock. The outstanding warrants carry an exercise price of $13.24 and expire March 17, 2019.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018.  During the fiscal year ended March 31, 2017, the Company repurchased 1.3 million shares of its common stock for $30.5 million.  During the fiscal year ended March 31, 2016, the Company repurchased 2.6 million shares of its common stock for $52.8 million.  During the fiscal year ended March 31, 2015, the Company repurchased 0.5 million shares of its common stock for $9.9 million. Through March 31, 2017, the Company has repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

The Company paid no dividends on its common stock for any of the years reported.

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 30.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At March 31, 2017, there were a total of 2.7 million shares available for future grants under the plans.

Stock Option Activity of Continuing Operations

In fiscal 2017, as part of the Company’s acquisition of Arbor (see Note 3 - Acquisitions), the Company issued 285,339 replacement stock options having a per share weighted-average fair value and exercise price of $25.85 and $1.27, respectively, to Arbor employees who had outstanding unvested stock options to purchase Arbor stock.  The fair value of the replacement options was determined using a customized binomial lattice model with the following assumptions:  dividend yield of 0.0% since Acxiom is currently not paying dividends and there are no plans to pay dividends; risk-free interest rates from 2.24% to 2.32%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; remaining terms of each option from 8.6 to 9.9 years; expected volatility of 38%, based on both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options; and a suboptimal exercise multiple of 1.4, based on actual historical exercise activity of Acxiom options.

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

Also in fiscal 2017, as part of the Company’s acquisition of Circulate, the Company issued 73,164 replacement stock options having a per share weighted-average fair value and exercise price of $24.80 and $2.30, respectively, to Circulate employees who had outstanding unvested stock options to purchase Circulate stock.  The total fair value of $1.8 million, net of any forfeitures, will be expensed by the Company over the remaining vesting period of each option.

In fiscal 2016, the Company granted 445,785 stock options, having a per-share weighted-average fair value of $6.48.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0% since Acxiom is currently not paying dividends and there are no plans to pay dividends; risk-free interest rate of 2.2%, based on the rate of U.S. Treasury securities with a term equal to the life of the options; expected option life of 4.5 years, an output of the lattice model; expected volatility of 40%, based on both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options; and a suboptimal exercise multiple of 1.4, determined using actual historical exercise activity of Acxiom options.

In fiscal 2015, the Company granted 415,639 stock options, exclusive of replacement options granted in connection with the LiveRamp acquisition. The per-share weighted-average fair value of the stock options granted during 2015 was $8.05.  This valuation was determined using a customized binomial lattice approach with the following weighted-average assumptions: dividend yield of 0.0% since Acxiom is not currently paying dividends and there are no plans to pay dividends; risk-free interest rate of 2.5%, based on the rate of U.S. Treasury securities with a term equal to the life of the options; expected option life of 4.4 years, an output of the lattice model; expected volatility of 43%, based on both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options; and a suboptimal exercise multiple of 1.4, determined using actual historical exercise activity of Acxiom options.

In fiscal 2015, as part of the Company’s acquisition of LiveRamp, the Company issued 1,473,668 replacement stock options to LiveRamp employees who had outstanding unvested stock options to purchase LiveRamp stock.  The fair value of the replacement options was determined using a customized  binomial lattice model with the following assumptions:  dividend yield of 0.0% since Acxiom is not currently paying dividends and there are no plans to pay dividends; risk-free interest rates of from 1.57% to 2.54%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; remaining terms of each option of from 6.1 to 9.7 years; expected volatility of 43%, based on both the historical volatility of Acxiom stock, as well as the implied volatility of traded Acxiom options; and a suboptimal exercise multiple of 1.4, based on actual historical exercise activity of Acxiom options.

The number of shares of each replacement option and the exercise price of each replacement option was determined by converting LiveRamp options into equivalent Acxiom options by multiplying the number of shares subject to LiveRamp options by the exchange ratio of .63774 and by dividing the exercise price for each LiveRamp option by the exchange ratio of .63774.  Once the value of each replacement option was determined, the percentage of that value which was attributed to employee service prior to the acquisition date was allocated to the purchase price of LiveRamp, and the remaining value will be expensed by the Company over the remaining vesting period of each option.  The total included in the purchase price was $7.0 million and the total to be expensed in future periods was $23.5 million, net of any forfeitures.

Stock option activity during the year ended March 31, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	3,604,102	$14.52
Arbor and Circulate replacement stock options	358,503	$1.48
Exercised	(855,797)	$14.04		$9,751
Forfeited or cancelled	(73,737)	$13.17
Outstanding at March 31, 2017	3,033,071	$13.14	5.7	$46,574
Exercisable at March 31, 2017	2,128,023	$13.79	4.6	$31,303

The aggregate intrinsic value for options exercised in fiscal 2017, 2016, and 2015 was $9.8 million, $10.7 million, and $8.3 million, respectively.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2017.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

A summary of stock options outstanding and exercisable as of March 31, 2017 was:

			Options outstanding				Options exercisable
Range of				Weighted-average		Weighted-average		Weighted-average
exercise price			Options	remaining		exercise price	Options	exercise price
per share			outstanding	contractual life		per share	exercisable	per share

$0.61	-	$9.99	824,755	7.4	years	$1.67	433,414	$1.70
$10.00	-	$19.99	1,475,505	5.1	years	$15.15	1,166,348	$14.46
$20.00	-	$24.99	713,259	4.8	years	$21.72	513,598	$21.93
$25.00	-	$32.85	19,552	6.6	years	$32.85	14,663	$32.85
			3,033,071	5.7	years	$13.14	2,128,023	$13.79

Total expense related to stock options was approximately $6.9 million in fiscal 2017, $9.8 million in fiscal 2016, and $12.0 million in fiscal 2015. Of the fiscal 2017, 2016 and 2015 expense, $4.3 million, $6.7 million and $9.4 million, respectively, relates to LiveRamp replacement stock options.  Of the fiscal 2017 expense, $0.9 million relates to Arbor and Circulate replacement stock options.  Future expense for all options is expected to be approximately $11.6 million in total over the next four years.

Performance Stock Option Unit Activity

In fiscal 2017, the Company granted 633,604 performance-based stock option units with a fair value at the date of grant of $4.9 million, determined using a Monte Carlo simulation model.  All the units granted in the current period vest and become exercisable in three equal tranches, each being subject to attainment of performance criteria and a subsequent service period established by the compensation committee of the board of directors (“compensation committee”).  Each of the three tranches may vest in a number of stock options, from zero to 300% of the initial award, each having a weighted-average exercise price of $21.40, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2017, 2018, and 2019 respectively. Each tranche is subject to a service period following the respective performance periods, such that each tranche will cliff vest in two separate 50% increments over two years beginning with the compensation committee meeting that immediately follows the end of the respective performance period.

Performance stock option unit activity during the year ended March 31, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	—	$—
Granted	633,604	$21.40
Forfeited or cancelled	(78,481)	$21.36
Outstanding at March 31, 2017	555,123	$21.41	2.1	$3,921
Exercisable at March 31, 2017	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2017, 185,042 will reach maturity of the relevant performance period at March 31, 2017.  The units are expected to vest at an approximate 171% attainment level during the subsequent service period, resulting in issuance of approximately 316,422 stock options having a weighted average exercise price of $21.40.

Total expense related to performance stock option units in fiscal 2017 was $1.3 million.  Future expense for these performance stock option units is expected to be approximately $3.9 million over the next four years.

Stock Appreciation Right (“SAR”) Activity

During fiscal 2015, the Company granted 245,404 performance-based SARs with a fair value at the date of grant of $0.5 million and having an exercise price of $40.  All of the performance-based SARs granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee.  The units granted in fiscal 2015 may vest in a number of SARs up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  At vesting in fiscal 2018, the SARs will be automatically exercised, and the award recipient may receive a number of common stock shares equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final Company stock market value (up to a maximum share value of $70) minus the SAR exercise price, divided by (b) the fair market value of a share of stock at the exercise date.  The grant date value of the performance-based SARs was determined using a Monte Carlo simulation model.

SAR activity during the year ended March 31, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2016	245,404	$40.00
Outstanding at March 31, 2017	245,404	$40.00	—	$—
Exercisable at March 31, 2017	—	$—	—	$—

All of the SAR units outstanding will reach maturity of the relevant performance period at March 31, 2017.  The units are expected to achieve the 100% performance attainment level.  However, application of the vesting multiplier, together with the applicable $40 exercise price, is expected to result in zero shares granted.

Total expense related to SARs in fiscal 2017, 2016 and 2015 was approximately $0.2 million in each period.  There is no expected future expense related to these awards.

Restricted Stock Unit Activity

Non-vested time-vesting restricted stock units activity during the year ended March 31, 2017 was:

		Weighted-average	Weighted-average
		fair value per	remaining
	Number	share at grant	contractual
	of shares	date	term (in years)
Outstanding at March 31, 2016	2,279,895	$19.69	2.12
Granted	2,309,183	$24.01
Vested	(1,013,186)	$20.04
Forfeited or cancelled	(268,315)	$20.02
Outstanding at March 31, 2017	3,307,577	$22.57	2.45

During fiscal 2017, the Company granted time-vesting restricted stock units covering 2,309,183 shares of common stock with a fair value at the date of grant of $55.4 million, of which units covering 768,710 shares, with a fair value at grant date of $20.4 million, were granted to former Arbor and Circulate employees subsequent to the acquisitions (see Note 3 - Acquisitions). Of the restricted stock units granted in the current period, 1,454,340 vest in equal annual increments over four years, 398,079 partially cliff vest at the one-year anniversary and then over equal quarterly increments during the subsequent two years, 408,534 partially cliff vest at the one-year anniversary and then over equal quarterly increments during the subsequent year, and 48,230 vest in one year.

During fiscal 2016, the Company granted time-vesting restricted stock units covering 1,427,561 shares of common stock with a fair value at the date of grant of $27.0 million. Of the restricted stock units granted in the current period, 1,041,572 vest in equal annual increments over four years, 70,799 vest in equal annual increments over two years, 72,650 vest in one year, and 242,540 vest in equal quarterly increments starting 15 months after the date of grant.

During fiscal 2015, the Company granted time-vesting restricted stock units covering 1,770,303 shares of common stock with a fair value at the date of grant of $37.6 million, of which units covering 1,075,392 shares, with a fair value at date of grant of $23.7 million, were granted to former LiveRamp employees subsequent to the acquisition of LiveRamp (see Note 3 - Acquisitions).   Of the restricted stock units granted in fiscal 2015, 773,735 vest in equal annual increments over four years, 927,052 vest in equal annual increments over two years, and 69,516 vest in one year.

Valuation of time-vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of grant.  The total fair value of time-vesting restricted stock units vested in fiscal 2017, 2016, and 2015 was $23.1 million, $17.6 million, and $8.4 million, respectively and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Non-vested performance-based restricted stock units activity during the year ended March 31, 2017 was:

		Weighted-average	Weighted-average
		fair value per	remaining
	Number	share at	contractual
	of shares	grant date	term (in years)
Outstanding at March 31, 2016	516,818	$18.62	1.67
Granted	263,835	$24.83
Forfeited or cancelled	(47,942)	$18.13
Outstanding at March 31, 2017	732,711	$20.89	1.13

During fiscal 2017, the Company granted performance-based restricted stock units covering 263,835 shares of common stock with a fair value at the date of grant of $6.6 million, determined using a Monte Carlo simulation model.  Of the performance-based restricted stock units granted in fiscal 2017, 9,416 units represent award modifications that included 14,349 corresponding cancelled units.  The remaining 254,419 performance-based restricted stock units, having a fair value at the date of grant of $6.3 million, vest subject to attainment of performance criteria established by the compensation committee.  Those units may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies (“TSR”) established by the compensation committee of the board of directors for the period from April 1, 2016 to March 31, 2019.

During fiscal 2016, the Company granted performance-based restricted stock units covering 367,807 shares of common stock with a fair value at the date of grant of $6.8 million.   All the performance-based restricted stock units granted in fiscal 2016 vest subject to attainment of performance criteria established by the compensation committee.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2018, with a modifier based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2015 to March 31, 2018.  The value of the performance-based restricted stock units is determined using a Monte Carlo simulation model.

During fiscal 2015, the Company granted performance-based restricted stock units covering 263,609 shares of common stock with a fair value at the date of grant of $5.0 million.   All the performance-based restricted stock units granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee.  The units granted in fiscal 2015 may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2017, with a modifier based on the total shareholder return of Acxiom stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2014 to March 31, 2017.  The value of the performance units is determined using a Monte Carlo simulation model.

There were no performance-based restricted stock units vested in fiscal 2017 and 2016. During fiscal 2015, 517,565 performance-based restricted stock units vested.  Of the units vested, 109,273 vested due to attainment of performance and shareholder return targets established by the compensation committee in fiscal 2012.  The remaining 408,292 units represent inducement awards granted to certain of the Company’s chief executive officers.

Of the performance-based restricted stock units outstanding at March 31, 2017, 157,985 will reach maturity of the relevant performance period at March 31, 2017.  The units are expected to vest at an approximate 200% performance attainment level that is modified by an expected 80% TSR multiplier, resulting in issuance of approximately 252,776 shares of common stock.

Of the performance-based restricted stock units outstanding at March 31, 2017, 278,378 will reach maturity of the relevant performance period at March 31, 2018.  The units are expected to vest at an approximate 200% attainment level, resulting in issuance of approximately 556,756 shares of common stock before consideration of the TSR multiplier.

The expense related to restricted stock in fiscal 2017, 2016, and 2015 was $33.3 million, $19.4 million, and $15.2 million, respectively.  Future expense for restricted stock units is expected to be approximately $19.9 million in fiscal 2017, $11.7 million in fiscal 2018, $5.4 million in fiscal 2019 and $1.4 million in fiscal 2020.

Other Performance Unit Activity

During fiscal 2016, the Company granted 323,080 performance-based units with a fair value at the date of grant of $0.9 million.  All the performance-based units granted vest subject to attainment of performance criteria established by the compensation committee.  The units granted may vest in a number of units up to 100% of the award, based on the attainment of certain Company common stock share price targets for the period from July 1, 2015 to June 30, 2017.  At vesting, the award recipient may receive a number of common stock shares equal to the number of units vested multiplied by a share price factor.  The share price factor modifies the final number of common shares awarded based on the Company’s stock price on the date of vesting and ranges from 0% at a $25 Company stock price, or below, to 100% at a $55 Company stock price. The grant date fair value of the performance-based units is determined using a Monte Carlo simulation model.

During fiscal 2015, the Company granted 312,575 performance-based units with a fair value at the date of grant of $1.6 million. All the other performance-based units granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee.

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

Other performance unit activity during the year ended March 31, 2017 was:

		Weighted average	Weighted-average
		fair value per	remaining
	Number	share at	contractual
	of shares	grant date	term (in years)
Outstanding at March 31, 2016	635,655	$4.07	1.30
Forfeited or cancelled	(38,462)	$2.94
Outstanding at March 31, 2017	597,193	$4.14	0.30

Of the other performance-based stock units outstanding at March 31, 2017, 201,464 will reach maturity of the relevant performance period at March 31, 2017.  The units are expected to have an approximate 100% performance attainment level.  However, application of the share price factor is expected to result in 0% shares vesting.

Of the other performance-based stock units outstanding at March 31, 2017, 284,618 will reach maturity of the relevant performance period at June 30, 2017.  The units are expected to have an approximate 24% performance attainment level, resulting in issuance of approximately 68,308 shares of common stock.

The expense related to other performance units in fiscal 2017, 2016 and 2015 was $1.0 million, $0.9 and $0.3 million, respectively. Future expense for these performance units is expected to be approximately $0.3 million over the next fiscal year.

Consideration Holdback

As part of the Company’s acquisition of Arbor, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”).  The consideration holdback will vest in 30 equal, monthly increments following the date of close, subject to the Arbor key employees’ continued employment through each monthly vesting date.  At each vesting date, 1/30th of the $38.3 million holdback consideration will vest and be settled in shares of Company common stock.  The number of shares will be based on the then current market price of the Company common stock.

Total expense in fiscal 2017 related to the Holdback Agreement was approximately $5.1 million.

Qualified Employee Stock Purchase Plan

In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at a discount from the market price. At March 31, 2017, there were approximately 0.7 million shares available for issuance under the

ESPP. During the combined fiscal years of 2017, 2016, and 2015, 201,678 shares were purchased under the plan. The total expense to the Company, representing the discount to the market price, for fiscal 2017, 2016 and 2015 was approximately $0.4 million, $0.2 million and $0.1 million, respectively.

Accumulated Other Comprehensive Income

The accumulated balances for each component of other comprehensive income was (dollars in thousands):

	March 31,	March 31,
	2017	2016
Foreign currency translation	$7,999	$8,705
Unrealized gain (loss) on interest rate swap	—	(115)
	$7,999	$8,590

14.INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2017	2016	2015
Earnings (loss) from continuing operations	$4,534	$(11,632)	$(14,805)
Earnings from discontinued operations	—	3,598	11,973
Stockholders’ equity:
Tax shortfall (excess tax benefits) from share-based compensation	(2,183)	293	(4,645)
	$2,351	$(7,741)	$(7,477)

Income tax expense (benefit) attributable to earnings (loss) from continuing operations consists of (dollars in thousands):

	2017	2016	2015
Current:
U.S. Federal	$9,778	$(2,410)	$(7,744)
Non-U.S.	472	535	164
State	3,102	1,907	(2,260)
	13,352	32	(9,840)
Deferred:
U.S. Federal	(3,680)	(3,789)	(1,064)
Non-U.S.	405	(3,220)	326
State	(5,543)	(4,655)	(4,227)
	(8,818)	(11,664)	(4,965)
Total	$4,534	$(11,632)	$(14,805)

Earnings (loss) before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	2017	2016	2015
U.S.	$7,936	$(6,952)	$(24,459)
Non-U.S.	706	(13,328)	(16,888)
Total	$8,642	$(20,280)	$(41,347)

Earnings (loss) before income taxes, as shown above, are based on the location of the entity to which such earnings (loss) are attributable.  However, since such earnings (loss) may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the earnings (loss) shown above.

Below is a reconciliation of expected income tax benefit computed using the U.S. federal statutory income tax rate of 35% of earnings (loss) before income taxes to actual income tax expense (benefit) from continuing operations (dollars in thousands):

	2017	2016	2015
Computed expected income tax (benefit)	$3,025	$(7,098)	$(14,472)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(1,586)	(1,796)	(441)
Research and other tax credits	(2,285)	(4,027)	(6,369)
Nondeductible expenses	1,156	661	590
Acxiom Impact disposition	(4,502)	—	—
Share-based compensation	3,308	1,857	2,276
Non-U.S. subsidiaries taxed at other than 35%	614	2,468	4,354
Adjustment to valuation allowances	2,896	(3,585)	(776)
Acquisitions costs	478	—	217
Foreign income inclusion	473	—	—
Other, net	957	(112)	(184)
	$4,534	$(11,632)	$(14,805)

In fiscal 2017, the Company incurred a tax loss on the Acxiom Impact disposition, resulting in a capital loss carryforward. Based on management’s assessment of realizability, a valuation allowance was established against the related deferred tax asset. The state income tax benefit resulting from the Acxiom Impact disposition, net of related valuation allowances, is reflected above in State income taxes, net of federal benefit.

Due to changes in management’s assessment of the realizability of deferred tax assets in certain foreign jurisdictions, the Company released $3.6 million in valuation allowances in fiscal 2016.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2017 and 2016 are presented below (dollars in thousands).  In accordance with income tax accounting standards, as of March 31, 2017, the Company has not recognized deferred income taxes on approximately $15.3 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country.  Calculation of the deferred income tax related to these earnings is not practicable.

	2017	2016
Deferred tax assets:
Accrued expenses	$9,517	$11,525
Deferred revenue	534	1,612
Net operating loss and tax credit carryforwards	60,817	57,370
Share-based compensation	19,854	12,706
Capital loss carryforward	3,414	—
Other	2,691	5,242
Total deferred tax assets	96,827	88,455
Less valuation allowance	(47,074)	(46,602)
Net deferred tax assets	49,753	41,853
Deferred tax liabilities:
Intangible assets	$(77,785)	$(65,084)
Capitalized software costs	(11,582)	(14,143)
Property and equipment	(8,499)	(9,705)
Total deferred tax liabilities	(97,866)	(88,932)
Net deferred tax liabilities	$(48,113)	$(47,079)

At March 31, 2017, the Company has net operating loss carryforwards of approximately $16.8 million and $69.8 million for U.S. federal and state income tax purposes, respectively.  These net operating loss carryforwards expire in various amounts and will completely expire if not used by 2037. The Company has a capital loss carryforward of $8.4 million, which will expire if not used by 2022.  The Company has foreign net operating loss carryforwards of approximately $129.5 million. Of this amount, $129.2 million do not have expiration dates.  The remainder expires in various amounts and will completely expire if not used by 2026. The Company has federal and state credit carryforwards of $0.7 million and $20.1 million, respectively, of which $0.7 million and $2.7 million, respectively, will be credited to additional paid-in capital if and when realized.  Of the credit carryforwards, $5.9 million will not expire.  The remainder expires in various amounts and will completely expire if not used by 2037.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the proper character during the periods in which those temporary differences become deductible.

Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S., management believes that apart from the U.S. federal capital loss carryforward and various carryforwards in certain states it is more likely than not the Company will realize the benefits of these deductible differences.  The Company has established valuation allowances against $2.9 million of deferred tax assets related to the U.S. federal capital loss carryforward and $4.1 million of deferred tax assets related to loss and credit carryforwards in the states where activity does not support the deferred tax asset.

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions.  In addition, Management believes it is not more likely than not the Company will realize the benefits of certain foreign loss carryforwards and has established valuation allowances in the amount of $40.1 million against deferred tax assets in such jurisdictions.  No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.  The earnings of subsidiaries in such jurisdictions and the differences in income taxes computed using the U.S. statutory tax rate and the effective tax rate in such jurisdictions are not significant.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Balance at beginning of period	$10,906	$9,711	$2,457
Increases related to prior year tax positions	307	1,717	292
Decreases related to prior year tax positions	(466)	(1,227)	(83)
Increases related to current year tax positions	2,123	2,035	4,339
Increases resulting from acquisitions	—	—	2,887
Settlements with taxing authorities	—	(1,330)	—
Lapse of statute of limitations	—	—	(181)
Balance at end of period	$12,870	$10,906	$9,711

The total amount of gross unrecognized tax benefits as of March 31, 2017 was $12.9 million, of which up to $10.4 million would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $0.5 million as of March 31, 2017. There was no material change in accrued interest and penalties during fiscal year 2017. The Company does not anticipate any reduction of unrecognized tax benefits within the next 12 months.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which they operate.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years after 2013. The status of state and local and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

15.RETIREMENT PLANS:

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

Company contributions for the above plans amounted to approximately $6.5 million, $6.1 million, and $5.3 million fiscal years 2017, 2016, and 2015, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $12.7 million and $12.5 million at March 31, 2017 and 2016, respectively.

The Company has one small defined benefit pension plan covering certain employees in Germany.  Both the projected benefit obligation and accumulated benefit obligation were $0.4 million as of March 31, 2017 and 2016, respectively.  There were no plan assets as of either March 31, 2017 or March 31, 2016, resulting in an excess of benefit obligations over plan assets of $0.4 million at March 31, 2017 and 2016, respectively.

16.FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations.  The following table shows financial information by geographic area for the years 2017, 2016 and 2015 (dollars in thousands):

Revenue

	2017	2016	2015
United States	$807,387	$770,043	$709,133
Foreign
Europe	$55,427	$52,562	$59,958
APAC	17,433	25,138	32,658
Other	—	2,345	3,162
All Foreign	$72,860	$80,045	$95,778
	$880,247	$850,088	$804,911

Long-lived assets excluding financial instruments (dollars in thousands)

	March 31,
	2017	2016
United States	$843,127	$748,123
Foreign
Europe	$9,096	$11,899
APAC	13,796	13,817
All Foreign	$22,892	$25,716
	$866,019	$773,839

17.FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The interest rate on the term loan and revolving credit agreement is adjusted for changes in market rates and therefore the carrying value of these loans approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2017, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of financial assets and liabilities measured at fair value as of March 31, 2017 and 2016 (dollars in thousands):

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,716	$—	$—	$12,716
Total assets	$12,716	$—	$—	$12,716

As of March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,532	$—	$—	$12,532
Total assets	$12,532	$—	$—	$12,532

Liabilities:
Other accrued expenses	$—	$115	$—	$115
Total liabilities	$—	$115	$—	$115

18.SEGMENT INFORMATION:

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

Operating expenses, excluding non-cash stock compensation expense and purchased intangible asset amortization, are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified products supported.

•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.

•	General and administrative expenses are generally not allocated to the segments unless directly attributable.

•	Gains, losses and other items, net are not allocated to the segment groups.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents information by business segment (dollars in thousands):

	2017	2016	2015
Revenues:
Marketing Services	$410,840	$449,772	$446,103
Audience Solutions	322,065	297,846	303,836
Connectivity	147,342	102,470	54,972
Total segment revenues	$880,247	$850,088	$804,911

Gross profit(1):
Marketing Services	$140,647	$152,258	$156,395
Audience Solutions	198,185	167,715	158,386
Connectivity	88,251	61,199	13,322
Total segment gross profit	$427,084	$381,172	$328,103

Income (loss) from operations(1):
Marketing Services	$80,622	$74,371	$81,247
Audience Solutions	123,238	109,598	115,078
Connectivity	5,333	(3,298)	(40,069)
Total segment income from operations	$209,193	$180,671	$156,256

Depreciation and amortization:
Marketing Services	$7,549	$9,988	$12,280
Audience Solutions	13,286	12,909	12,652
Connectivity	21,906	19,932	16,469
Total depreciation and amortization	$42,741	$42,829	$41,401

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

The following table reconciles total operating segment gross profit to gross profit and total operating segment income from operations to income (loss) from operations (dollars in thousands):

	2017	2016	2015

Total segment gross profit	$427,084	$381,172	$328,103

Less:
Purchased intangible asset amortization	18,644	15,466	11,454
Non-cash stock compensation	5,879	2,150	1,459
Accelerated amortization	—	1,850	4,316
Gross profit	$402,561	$361,706	$310,874

Total segment income from operations	$209,193	$180,671	$156,256

Less:
Corporate expenses (principally general and administrative)	117,342	127,844	126,570
Gains, losses and other items, net	8,373	12,132	22,600
Impairment of goodwill and other	—	6,829	—
Purchased intangible asset amortization	18,644	15,466	11,454
Non-cash stock compensation	49,145	31,463	28,316
Income (loss) from operations	$15,689	$(13,063)	$(32,684)

19.UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The following tables contain selected unaudited statement of operations information for each quarter of 2017 and 2016.  The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Unaudited quarterly results are as follows:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	September 30,	December 31,	March 31,
(dollars in thousands except per-share amounts)	2016	2016	2016	2017
Revenue	$214,801	$217,267	$223,312	$224,867
Gross profit	91,982	97,162	106,844	106,573
Income (loss) from operations	8,162	7,120	9,115	(8,709)
Net earnings (loss)	3,976	7,140	1,073	(8,081)

Basic earnings (loss) per share:
Net earnings (loss)	0.05	0.09	0.01	(0.10)

Diluted earnings (loss) per share:
Net earnings (loss)	0.05	0.09	0.01	(0.10)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	September 30,	December 31,	March 31,
(dollars in thousands except per-share amounts)	2015	2015	2015	2016
Revenue	$196,895	$207,345	$221,193	$224,655
Gross profit	79,186	86,033	95,458	101,029
Loss from operations	(2,869)	(2,056)	(374)	(7,764)
Earnings (loss) from discontinued operations, net of tax	4,143	12,068	(971)	111
Net earnings (loss)	(1,039)	10,723	(1,410)	(1,571)

Basic earnings (loss) per share:
Continuing operations	(0.07)	(0.02)	(0.01)	(0.02)
Discontinued operations	0.05	0.15	(0.01)	0.00
Net earnings (loss)	(0.01)	0.14	(0.02)	(0.02)

Diluted earnings (loss) per share:
Continuing operations	(0.07)	(0.02)	(0.01)	(0.02)
Discontinued operations	0.05	0.15	(0.01)	0.00
Net earnings (loss)	(0.01)	0.14	(0.02)	(0.02)

Some earnings (loss) per share amounts may not add due to rounding.