Form 10-Q
period 2017-06-30
ACXIOM CORP
filed 2017-08-04
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----- to -----

Commission file number 0-13163

Acxiom Corporation
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	71-0581897 (I.R.S. Employer Identification No.)

301 E. Dave Ward Drive Conway, Arkansas (Address of Principal Executive Offices)	72032 (Zip Code)

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
Yes  [X]               No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 1, 2017 was 79,504,961.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
June 30, 2017

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2017	March 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$163,146	$170,343
Trade accounts receivable, net	131,339	142,768
Refundable income taxes	15,925	7,098
Other current assets	44,809	48,310
Total current assets	355,219	368,519

Property and equipment, net of accumulated depreciation and amortization	154,250	155,974
Software, net of accumulated amortization	44,089	47,638
Goodwill	592,761	592,731
Purchases software licenses, net of accumulated amortization	7,159	7,972
Deferred income taxes	12,240	10,261
Other assets, net	48,179	51,443
	$1,213,897	$1,234,538
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$2,339	$39,819
Trade accounts payable	41,414	40,208
Accrued payroll and related expenses	22,230	53,238
Other accrued expenses	58,111	59,861
Deferred revenue	32,522	37,087
Total current liabilities	156,616	230,213

Long-term debt	228,145	189,241
Deferred income taxes	60,026	58,374
Other liabilities	15,653	17,730
Commitments and contingencies
Equity:
Common stock	13,407	13,288
Additional paid-in capital	1,174,496	1,154,429
Retained earnings	603,551	602,609
Accumulated other comprehensive income	8,651	7,999
Treasury stock, at cost	(1,046,648)	(1,039,345)
Total equity	753,457	738,980
	$1,213,897	$1,234,538

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2017	2016
Revenues	$212,514	$214,801
Cost of revenue	113,960	122,819
Gross profit	98,554	91,982
Operating expenses:
Research and development	23,563	18,652
Sales and marketing	48,440	37,348
General and administrative	32,356	27,506
Gains, losses and other items, net	(98)	314
Total operating expenses	104,261	83,820
Income (loss) from operations	(5,707)	8,162
Other income (expense):
Interest expense	(2,342)	(1,812)
Other, net	(672)	307
Total other expense	(3,014)	(1,505)
Income (loss) before income taxes	(8,721)	6,657
Income taxes (benefit)	(7,421)	2,681
Net earnings (loss)	$(1,300)	$3,976

Basic earnings (loss) per share	$(0.02)	$0.05

Diluted earnings (loss) per share	$(0.02)	$0.05

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2017	2016
Net earnings (loss)	$(1,300)	$3,976
Other comprehensive income (loss):
Change in foreign currency translation adjustment	652	(1,005)
Unrealized gain on interest rate swap	—	5
Other comprehensive income (loss)	652	(1,000)
Comprehensive income (loss)	$(648)	$2,976

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JUNE 30, 2017
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2017	132,875,373	$13,288	$1,154,429	$602,609	$7,999	(54,582,392)	$(1,039,345)	$738,980
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	384	2,242	—	—	—	$2,626
Employee stock awards, benefit plans and other issuances	238,675	24	4,740	—	—	(279,462)	(7,303)	$(2,539)
Non-cash stock-based compensation	157,698	16	15,022	—	—	—	—	$15,038
Restricted stock units vested	794,213	79	(79)	—	—	—	—	$—
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	652	—	—	$652
Net loss	—	—	—	(1,300)	—	—	—	$(1,300)
Balances at June 30, 2017	134,065,959	$13,407	$1,174,496	$603,551	$8,651	(54,861,854)	$(1,046,648)	$753,457

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$(1,300)	$3,976
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21,110	20,790
Loss on disposal of assets	163	—
Accelerated deferred debt costs	720	—
Deferred income taxes	2,497	(678)
Non-cash stock-based compensation expense	15,038	8,590
Changes in operating assets and liabilities:
Accounts receivable, net	11,960	9,487
Other assets	(3,377)	5,383
Accounts payable and other liabilities	(37,073)	(41,021)
Deferred revenue	(4,787)	(5,777)
Net cash provided by operating activities	4,951	750

Cash flows from investing activities:
Capitalized software development costs	(3,388)	(3,982)
Capital expenditures	(6,888)	(10,694)
Data acquisition costs	(190)	(20)
Net cash used in investing activities	(10,466)	(14,696)

Cash flows from financing activities:
Proceeds from debt	230,000	—
Payments of debt	(225,572)	(8,053)
Fees for debt refinancing	(4,001)	—
Sale of common stock, net of stock acquired for withholding taxes	(2,539)	2,974
Excess tax benefits from stock-based compensation	—	514
Acquisition of treasury stock	—	(20,207)
Net cash used in financing activities	(2,112)	(24,772)

Effect of exchange rate changes on cash	430	(751)

Net change in cash and cash equivalents	(7,197)	(39,469)
Cash and cash equivalents at beginning of period	170,343	189,629
Cash and cash equivalents at end of period	$163,146	$150,160

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2017	2016
Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,375	$2,258
Income taxes, net of refunds	354	(76)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom”, we, us or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”).  In the opinion of the Registrant’s management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2017 (“2017 Annual Report”), as filed with the Commission on May 26, 2017.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2017 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2018.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2017 Annual Report.

Accounting Pronouncements Adopted During the Current Year

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01") which amended the existing FASB Accounting Standards Codification. The standard provides additional guidance to assist entities with evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for the Company beginning in fiscal 2019, with early adoptions permitted. We adopted the standard in the current fiscal quarter, on a prospective basis, and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). This standard is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 (fiscal 2019 for the Company), including interim periods within those fiscal years; earlier adoption is permitted. We adopted the new standard during the current fiscal quarter. Early adoption did not result in any changes to our existing accounting policies, presentation of items in our condensed consolidated financial statements and related disclosures, or any changes resulting from the retrospective application to all periods reported.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") which is intended to improve the accounting for stock-based payment transactions as part of the FASB's simplification initiative. The ASU changes five aspects of the accounting for stock-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur.
We adopted ASU No. 2016-09 during the current fiscal quarter, which required us to reflect any adjustments as of April 1, 2017. We elected to account for forfeitures as they occur rather than estimating expected forfeitures. We recorded the cumulative impact of the adoptions through an increase in retained earnings of $2.2 million, of which $2.6 million related to deferred tax assets from certain federal and state research tax credit carryforwards attributable to excess tax benefits from stock-based compensation that had not been previously recognized, offset by $0.4 million related to elimination of the forfeiture pool. We elected to prospectively adopt the effect on the statement of cash flows and accordingly, did not restate the Condensed Consolidated Statement of Cash Flows for the quarter ended June 30, 2016.
Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years; earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years. Earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is continuing to evaluate the impact of the adoption of this guidance on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued update ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09 and the subsequent amendments, collectively, "Topic 606"). Topic 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The effective date for the Company is the first quarter of fiscal 2019 using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospective application with the cumulative effect recognized at the date of initial application and providing certain additional disclosures. The Company has completed its preliminary assessment of the new standard and is continuing assessment as we complete implementation design activities. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (ii) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. We are also continuing to evaluate the provisions of Topic 606 related to costs of obtaining customer contracts.

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

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2017	2016
Basic earnings (loss) per share:
Net earnings (loss)	$(1,300)	$3,976

Basic weighted-average shares outstanding	78,672	77,471

Basic earnings (loss) per share	$(0.02)	$0.05

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	78,672	77,471
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	1,882
Diluted weighted-average shares outstanding	78,672	79,353

Diluted earnings (loss) per share	$(0.02)	$0.05

Due to the net loss incurred by the Company during the quarter ended June 30, 2017, the dilutive effect of options, warrants and restricted stock units covering 2.8 million shares of common stock was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

Additional options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2017	2016
Number of shares outstanding under options, warrants and restricted stock units	20	709
Range of exercise prices for options	$32.85	$19.07-$32.85

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. The Company did not repurchase any shares during the three months ended June 30, 2017.  Through June 30, 2017, the Company had repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $8.7 million and $8.0 million at June 30, 2017 and March 31, 2017, respectively, reflect accumulated foreign currency translation adjustments.

3.    SHARE-BASED COMPENSATION:

Share-based Compensation Plans
The Company has stock option and equity compensation plans for which a total of 30.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At June 30, 2017, there were a total of 1.2 million shares available for future grants under the plans.

During the quarter ended June 30, 2017, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan, pending shareholder approval, to increase the number of shares available under the plan from 28.4 million shares to 32.9 million shares, bringing the total number of shares reserved for issuance since inception of the plans to 34.5 million shares.

Stock Option Activity
Stock option activity for the three months ended June 30, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	3,033,071	$13.14
Performance units converted to options	299,641	$21.32
Exercised	(130,157)	$14.66		$1,532
Forfeited or canceled	(2,052)	$14.80
Outstanding at June 30, 2017	3,200,503	$13.85	5.9	$38,971
Exercisable at June 30, 2017	2,412,279	$14.49	5.1	$27,826

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on June 30, 2017.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of June 30, 2017 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	801,586	7.1 years	$1.67	460,516	$1.71
$10.00	—	$19.99	1,396,449	5.2 years	$15.10	1,184,653	$14.62
$20.00	—	$24.99	982,916	6.0 years	$21.62	752,447	$21.74
$25.00	—	$32.85	19,552	6.4 years	$32.85	14,663	$32.85
			3,200,503	5.9 years	$13.85	2,412,279	$14.49

Total expense related to stock options for the three months ended June 30, 2017 and 2016 was approximately $1.4 million and $1.8 million, respectively. Future expense for these options is expected to be approximately $10.2 million in total over the next four years.

Performance Stock Option Unit Activity
Performance stock option unit activity for the three months ended June 30, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	555,123	$21.41
Performance units converted to options	(183,322)	$21.41
Forfeited or canceled	(6,954)	$21.32
Outstanding at June 30, 2017	364,847	$21.41	2.4	$1,668
Exercisable at June 30, 2017	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2017, 183,322 reached maturity of the relevant performance period at March 31, 2017.  During the quarter ended June 30, 2017, the units vested at an approximate 163% attainment level resulting in issuance of 299,641 stock options having a weighted average exercise price of $21.32.

Total expense related to performance stock option units for the three months ended June 30, 2017 was $0.5 million.  Future expense for these performance stock option units is expected to be approximately $3.2 million in total over the next four years.

Stock Appreciation Right ("SAR") Activity
SAR activity for the three months ended June 30, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	245,404	$40.00
Forfeited or canceled	(245,404)	$40.00
Outstanding at June 30, 2017	—	$—	—	$—

All of the SAR units outstanding at March 31, 2017 reached maturity of the relevant performance period on March 31, 2017. The units achieved a 100% performance attainment level. However, application of the vesting multiplier resulted in zero shares granted and cancellation of all the units during the current fiscal quarter.

Restricted Stock Unit Activity
During the three months ended June 30, 2017, the Company granted time-vesting restricted stock units covering 1,156,431 shares of common stock with a fair value at the date of grant of $30.7 million. Of the restricted stock units granted in the current period, 137,113 vest in equal annual increments over four years, 1,005,068 vest 25% at the one-year anniversary and then vest over equal quarterly increments during the subsequent three years, and 14,250 vest in one year. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the three months ended June 30, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	3,307,577	$22.57	2.45
Granted	1,156,431	$26.55
Vested	(542,617)	$20.25
Forfeited or canceled	(74,744)	$21.87
Outstanding at June 30, 2017	3,846,647	$24.11	2.78

During the three months ended June 30, 2017, the Company granted performance-based restricted stock units covering 334,734 shares of common stock with a fair value at the date of grant of $9.2 million, determined using a Monte Carlo simulation model.  Of the performance-based restricted stock units granted in the current period, 217,784 units vest subject to attainment of performance criteria established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 217,784 units may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies (“TSR”) established by the compensation committee for the period from April 1, 2017 to March 31, 2020.  The remaining 116,950 performance-based restricted stock units granted in the current period vest in three equal tranches, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. Each of the three tranches may vest in a number of shares, from zero to 300% of the initial award, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2018, 2019, and 2020, respectively.

Non-vested performance-based restricted stock unit activity for the three months ended June 30, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	732,711	$20.89	1.13
Granted	334,734	$27.43
Additional performance shares	94,775	$19.46
Vested	(252,760)	$19.46
Forfeited or canceled	(586)	$17.98
Outstanding at June 30, 2017	908,874	$23.55	1.68

Of the performance-based restricted stock units outstanding at March 31, 2017, 157,985 related to a performance period ended March 31, 2017.  During the three months ended June 30, 2017, the units vested at a 160% attainment level based on performance results approved by the compensation committee, resulting in issuance of 252,760 shares of common stock, of which 94,775 were the additional performance shares referenced in the table above.

Total expense related to restricted stock for the three months ended June 30, 2017 and 2016 was approximately $8.8 million and $6.2 million, respectively.  Future expense for restricted stock units is expected to be approximately $31.1 million for the nine months ending March 31, 2018, $30.4 million in fiscal 2019, $21.7 million in fiscal 2020, $12.5 million in fiscal 2021, and $0.9 million in fiscal 2022.

Other Performance Unit Activity
Other performance-based stock unit activity for the three months ended June 30, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	597,193	$4.14	0.30
Forfeited or canceled	(201,464)	$5.18
Outstanding at June 30, 2017	395,729	$3.61	0.21

Of the other performance-based stock units outstanding at March 31, 2017, 201,464 reached maturity of the relevant performance period on March 31, 2017. The units achieved a 100% performance attainment level. However, application of the share price adjustment factor resulted in zero shares granted and cancellation of all the units during the current fiscal quarter.

Of the other performance-based stock units outstanding at June 30, 2017, 284,618 reached maturity of the relevant performance period on June 30, 2017. The units are expected to have an approximate 9% performance attainment level, resulting in issuance of approximately 24,573 shares of common stock during the quarter ended September 30, 2017.

Total expense related to other performance units for the three months ended June 30, 2017 and 2016 was $0.2 million and $0.2 million, respectively.  Future expense for these performance units is expected to be approximately $0.1 million over the next one year.

Consideration Holdback
As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”).  The consideration holdback vests in 30 equal monthly increments following the date of close, subject to the Arbor key employees continued employment through each monthly vesting date.  At each vesting date, 1/30th of the $38.3 million holdback consideration vests and is settled in shares of Company common stock.  The number of shares is based on the then-current market price of the Company common stock.

Total expense related to the Holdback Agreement for the three months ended June 30, 2017 was approximately $3.8 million.

4.    DISPOSITION:

Disposition of Impact email business

In fiscal 2017, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note with interest accruing at a rate of 6.0% per annum. The note is payable on the 12-month anniversary of the closing date, and is included in other current assets in the condensed consolidated balance sheet.  The Company also entered into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services.  Prior to the disposition, the Impact email business was included in the Marketing Services segment results. The business did not meet the requirements of a discontinued business; therefore, all financial results are included in continuing operations.

Revenue and loss from operations from the disposed Impact email business are shown below (dollars in thousands):

	For the three months ended
	June 30,
	2017	2016
Revenues	$—	$12,319
Loss from operations	$—	$(129)

5.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Prepaid expenses and other	$21,321	$25,714
Escrow deposit	5,880	5,880
Note receivable	4,000	4,000
Assets of non-qualified retirement plan	13,608	12,716
Other current assets	$44,809	$48,310

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Acquired intangible assets, net	$41,337	$43,884
Deferred data acquisition costs	1,073	1,116
Other miscellaneous noncurrent assets	5,769	6,443
Noncurrent assets	$48,179	$51,443

6.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2017	March 31, 2017
Accrued purchase consideration	$5,880	$5,880
Other accrued expenses	52,231	53,981
Other accrued expenses	$58,111	$59,861

7.    GOODWILL:

The following table summarizes Goodwill activity, by segment, for the three months ended June 30, 2017 (dollars in thousands).

	Marketing Services	Audience Solutions	Connectivity	Total
Balance at March 31, 2017	$118,890	$273,448	$200,393	$592,731
Change in foreign currency translation adjustment	21	—	9	30
Balance at June 30, 2017	$118,911	$273,448	$200,402	$592,761

Goodwill by component included in each segment as of June 30, 2017 was:

	Marketing Services	Audience Solutions	Connectivity	Total
U.S.	$110,910	$273,448	$196,833	$581,191
APAC	8,001	—	3,569	11,570
Balance at June 30, 2017	$118,911	$273,448	$200,402	$592,761

8.    LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	June 30,	March 31,
	2017	2017
Term loan credit agreement	$—	$155,000
Revolving credit borrowings	230,000	70,000
Other debt	5,041	5,612
Total long-term debt	235,041	230,612

Less current installments	2,339	39,819
Less deferred debt financing costs	4,557	1,552
Long-term debt, excluding current installments and deferred debt financing costs	$228,145	$189,241

On June 20, 2017, the Company entered into a Sixth Amended and Restated Credit Agreement (the "restated credit agreement") as part of refinancing its prior credit agreement. On that day, the Company used an initial draw of $230 million to pay off the outstanding $225 million term and revolving loan balances, with interest, along with $4.0 million in fees related to the restated credit agreement. The fees will be amortized over the term of the agreement.

The Company's restated credit agreement provides for (1) revolving credit facility borrowings consisting of revolving loans, letters of credit participation, and swing-line loans (the “revolving loans”) in an aggregate amount of $600 million and (2) a provision allowing the Company to request an increase of the aggregate amount of the revolving loans in an amount not to exceed $150 million. The restated credit agreement is secured by the accounts receivable of the Company and its domestic subsidiaries, as well as by the outstanding stock of certain subsidiaries of the Company. The restated credit agreement contains customary representations, warranties, affirmative and negative covenants, default and acceleration provisions. The restated credit agreement matures, and is fully due and payable, on June 20, 2022 and allows for prepayments before maturity.

The revolving loan borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread. At June 30, 2017, the revolving loan borrowing bears interest at LIBOR plus a credit spread of 2%.  The weighted-average interest rate on revolving credit borrowings at June 30, 2017 was 3.3%.  There were no material outstanding letters of credit at June 30, 2017 or March 31, 2017.

Under the terms of the restated credit agreement, the Company is required to maintain certain debt-to-cash flow and interest coverage ratios, among other restrictions.  At June 30, 2017, the Company was in compliance with these covenants and restrictions.

9.    ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $5.8 million at June 30, 2017 and $6.1 million at March 31, 2017.

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

The following table presents information by business segment (dollars in thousands):

	For the three months ended
	June 30,
	2017	2016
Revenues:
Marketing Services	$91,594	$109,715
Audience Solutions	75,734	73,744
Connectivity	45,186	31,342
Total segment revenues	$212,514	$214,801

Gross profit(1):
Marketing Services	$31,358	$37,466
Audience Solutions	47,210	41,912
Connectivity	27,525	17,575
Total segment gross profit	$106,093	$96,953

Income (loss) from operations(1):
Marketing Services	$19,784	$20,145
Audience Solutions	28,542	25,096
Connectivity	(48)	291
Total segment income from operations	$48,278	$45,532
(1) Gross profit and Income (loss) from operations reflect only the direct and allocable controllable costs of each segment and do not include allocations of corporate expenses (primarily general and administrative expenses) and gains, losses, and other items, net. Additionally, segment gross profit and Income (loss) from operations do not reflect non-cash stock compensation expense and purchased intangible asset amortization.

The following table reconciles total segment gross profit to gross profit and total operating segment income from operations to income (loss) from operations (dollars in thousands):

	For the three months ended
	June 30,
	2017	2016
Total segment gross profit	$106,093	$96,953

Less:
Purchased intangible asset amortization	5,966	4,077
Non-cash stock compensation	1,573	894
Gross profit	$98,554	$91,982

Total segment income from operations	$48,278	$45,532

Less:
Corporate expenses (principally general and administrative)	25,967	24,389
Separation and transformation costs included in general and administrative	7,119	—
Gains, losses and other items, net	(98)	314
Purchased intangible asset amortization	5,966	4,077
Non-cash stock compensation	15,031	8,590
Income (loss) from operations	$(5,707)	$8,162

11.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the three months ended June 30, 2017 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2017	$2,400	$4,308	$6,708
Restructuring charges and adjustments	(100)	—	(100)
Payments	(1,313)	(798)	(2,111)
June 30, 2017	$987	$3,510	$4,497

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In fiscal 2017, the Company recorded a total of $8.9 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $3.8 million, lease accruals and adjustments of $3.0 million, and leasehold improvement write offs of $2.1 million. Of the associate-related accruals of $3.8 million, $0.4 million remained accrued as of June 30, 2017. These costs are expected to be paid out in fiscal 2018. Of the lease accruals and adjustments of $3.0 million, $2.8 million remained accrued as of June 30, 2017. The Company intends to sublease the facilities to the extent possible. The liability will be satisfied over the remainder of the leased properties’ terms, which continue through November 2025. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

In fiscal 2016, the Company recorded a total of $12.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $8.6 million, lease termination charges and accruals of $3.0 million, and leasehold improvement write-offs of $0.4 million. Of the associate-related accruals of $8.6 million, $0.3 million remained accrued as of June 30, 2017. These amounts are expected to be paid out in fiscal 2018. The lease termination charges and accruals of $3.0 million were fully paid during fiscal 2016.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $13.3 million, $0.3 million remained accrued as of June 30, 2017.  These amounts are expected to be paid out in fiscal 2018. Of the lease accruals of $6.5 million, $0.7 million remained accrued as of June 30, 2017. The liability will be paid out over the remainder of the leased properties’ terms, which continue through November 2025.  Actual sublease terms may differ from the estimates originally made by the Company.  Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the quarter ended
	June 30,
	2017	2016
Restructuring plan charges and adjustments	$(100)	$279
Other	2	35
	$(98)	$314

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 23 years of $81.0 million.

In connection with the Impact email disposition during fiscal 2017, the Company assigned a facility lease to the buyer of the business. The Company guaranteed the facility lease as required by the asset disposition agreement. Should the assignee default, the Company would be required to perform under the terms of the facility lease, which continues through September 2021. At June 30, 2017, the Company’s maximum potential future rent payments under this guarantee totaled $2.5 million.

13.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective income tax rate expected to be applicable for the full fiscal year.  The estimated effective income tax rate for the current fiscal year is impacted by nondeductible stock-based compensation, state income taxes, research tax credits, and losses in foreign jurisdictions.  State income taxes are influenced by the geographic and legal entity mix of the Company’s U.S. income as well as the diversity of rules among the states.  The Company does not record a tax benefit for certain foreign losses due to uncertainty of future utilization.

As a result of adopting ASU 2016–09, all excess tax benefits and deficiencies from stock–based compensation will be recognized as income tax benefit and expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the three months ended June 30, 2017, the Company recognized a discrete income tax benefit of $1.5 million related to net excess tax benefits.

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At June 30, 2017, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of June 30, 2017 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,608	$—	$—	$13,608
Total assets	$13,608	$—	$—	$13,608

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our operating segments, summary financial results and notable events. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

Introduction and Overview

Acxiom Corporation is a global technology and enablement services company with a vision to transform data into value for everyone. Through a simple, open approach to connecting systems and data, we provide the data foundation for the world’s best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omnichannel customer experiences.

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

Operating Segments

Our operating segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 10 - Segment Information of the Notes to Condensed Consolidated Financial Statements.

Connectivity

As shown in the illustration below, our Connectivity segment enables our clients to build an omnichannel view of the consumer and activate that understanding across the marketing ecosystem.

Through integrations with more than 550 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We provide a foundational identity resolution layer enabling our clients to identify and reach consumers across channels and measure the impact of marketing on sales, using the marketing platform of their choice.

Today, our primary Connectivity offering is LiveRamp IdentityLink, an identity resolution service that ties data back to real people and makes it possible to onboard that data for people-based marketing initiatives across digital channels. Leveraging AbiliTec and the LiveRamp identity graph, IdentityLink first resolves a client’s first-, second-, and third-party, exposure, and transaction data to persistent anonymous consumer identifiers that represent real people in a privacy-safe way. This omnichannel view of the consumer can then be onboarded to and between any of the 550 plus partners in our ecosystem to support targeting, personalization and measurement use cases.

Targeting	Personalization	Measurement

Example	Example	Example
Clients can upload known data from first-, second-, and third-party data sources, resolve it to an omnichannel privacy-safe link with IdentityLink, then onboard to one of 550+ LiveRamp partners to deploy targeted ads to known customers.

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

•
IdentityLink for Brands and Agencies. IdentityLink allows brands and their agencies to execute people-based marketing by creating an omnichannel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

We provide integrations with the largest number of marketing platforms and data providers in the digital marketing ecosystem, enabling our clients to innovate through their preferred choice of technology, data, and services providers. Our industry-leading identity resolution and data assets power best-in-class consumer identification and linking across channels and devices. And, our integrated services offering provides the expertise required to manage large sets of data legally, ethically, securely, and in a way that protects consumer privacy.

Summary Results and Notable Events

A summary of the quarter ended June 30, 2017 is presented below:

•	Revenues were $212.5 million, a 1.1% decrease from $214.8 million in the same quarter a year ago.

•	Cost of revenue was $114.0 million, a 7.2% decrease from $122.8 million in the same quarter a year ago.

•	Gross margin increased to 46.4% from 42.8% in fiscal 2017.

•	Total operating expenses were $104.3 million, a 24.4% increase from $83.8 million in the same quarter a year ago.

•	Cost of revenue and operating expenses for the quarters ended June 30, 2017 and 2016 include the following items:

◦	Non-cash stock compensation of $15.0 million and $8.6 million, respectively (cost of revenue and operating expenses)

◦	Purchased intangible asset amortization of $6.0 million and $4.1 million, respectively (cost of revenue)

◦	Separation and transformation costs of $7.1 million and $0.0 million, respectively (operating expenses)

•	Net loss was $1.3 million or $.02 per share compared to net earnings of $4.0 million or $.05 per share in the same quarter a year ago.

•	Net cash provided by operating activities of $5.0 million, a $4.2 million increase compared to $0.8 million in fiscal 2016.

•	On June 20, 2017, the Company refinanced its debt facility to consist of a $600 million revolving credit facility with a maturity in June, 2022.

This summary highlights financial results as well as other significant events and transactions of the Company during the quarters ended June 30, 2017 and 2016.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2017	2016	Change
Revenues	$212,514	$214,801	(1)%
Cost of revenue	113,960	122,819	(7)
Gross profit	98,554	91,982	7
Total operating expenses	104,261	83,820	24
Income (loss) from operations	(5,707)	8,162	(170)
Net earnings (loss)	(1,300)	3,976	(133)
Diluted earnings (loss) per share	$(0.02)	$0.05	(133)%

Revenues
The Company's revenues by reporting segment for the periods reported in presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
Revenues	2017	2016	Change
Marketing Services	$91,594	$109,715	(17)%
Audience Solutions	75,734	73,744	3
Connectivity	45,186	31,342	44
Total revenues	$212,514	$214,801	(1)%

Total revenues were $212.5 million, a decrease of 1.1%, or $2.3 million, from $214.8 million in the same quarter a year ago. Strong revenue growth in Connectivity ($13.8 million) was offset by a few items totaling $14.4 million: the disposition of the Acxiom Impact business ($12.3 million), the unfavorable impact of exchange rates ($1.3 million) and the transition of the Australia operations business to a Connectivity focused business ($0.8 million reduction in MS and AS).

MS revenue for the quarter ended June 30, 2017 was $91.6 million, an $18.1 million, or 16.5%, decrease compared to the same quarter a year ago. On a geographic basis, U.S. MS revenue decreased $17.7 million, or 17.3%, due to the sale of Acxiom Impact ($12.3 million) and other volume and contract reductions. International MS revenue decreased $0.4 million, or 5.5%. Excluding the unfavorable impact of exchange rates ($0.6 million), International MS revenue increased $0.2 million. By line of business, Marketing Database revenue decreased $5.3 million (U.S. 4.0 million, Europe $0.8 million, APAC $0.6 million), Strategy and Analytics revenue declined $1.1 million (primarily U.S.) and Impact declined due to the sale of Acxiom Impact.

AS revenue for the quarter ended June 30, 2017 was $75.7 million, a $2.0 million, or 2.7%, increase compared to the same quarter a year ago. On a geographic basis, U.S. AS revenue increased $2.4 million, or 3.7%, due to increases in Digital Data business with existing customers. International AS revenue decreased $0.4 million, or 5.6%, due primarily to the unfavorable impact of exchange rates ($0.5 million). By line of business, AS revenue growth in Digital Data ($8.3 million), through our publisher and digital partner network, was offset by declines in Consumer Data ($6.2 million) due in part to the restructuring in Australia.  As the digital data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data relationships.  These changes could impact AS growth rates in the future.

Connectivity revenue for the quarter ended June 30, 2017 was $45.2 million, a $13.8 million, or 44.2%, increase compared to the same quarter a year ago. The increase was due to LiveRamp growth, partially offset by a $3.0 million decrease in revenue from the revenue-sharing arrangements due to a lost customer. On a geographic basis,

U.S. Connectivity revenue increased $12.6 million, or 43.6%, from the same quarter a year ago. International Connectivity revenue increased $1.2 million, or 50.9%.

Cost of revenue and Gross profit
The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2017	2016	Change
Cost of revenue	$113,960	$122,819	(7)%
Gross profit	$98,554	$91,982	7
Gross margin	46.4%	42.8%	8%

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

Cost of revenue was $114.0 million for the quarter ended June 30, 2017, an $8.9 million, or 7.2%, decrease from the same quarter a year ago, due primarily to the disposition of Acxiom Impact ($11.0 million). Gross margins increased to 46.4% compared to 42.8% in the prior year. The gross margin increase is due to the AS and Connectivity revenue increases and cost efficiencies. U.S. gross margins increased to 47.7% in the current year from 43.7% in the prior year due to the AS and Connectivity revenue growth. International gross margins decreased to 31.9% from 32.8%.

Operating Expenses
The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
Operating expenses	2017	2016	Change
Research and development	$23,563	$18,652	26%
Sales and marketing	48,440	37,348	30
General and administrative	32,356	27,506	18
Gains, losses and other items, net	(98)	314	(131)
Total operating expenses	$104,261	$83,820	24%

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $23.6 million for the quarter ended June 30, 2017, an increase of $4.9 million, or 26.3%, compared to the same quarter a year ago, and is 11.1% of total revenues compared to 8.7% in the prior year. The increase is due primarily to Connectivity and AS investments of $5.3 million and $1.0 million, respectively.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $48.4 million for the quarter ended June 30, 2017, an increase of $11.1 million, or 29.7%, compared to the same quarter a year ago, and is 22.8% of total revenues compared to 17.4% in the prior year. The increase is due to primarily to Connectivity investments of $10.6 million, corporate marketing of $3.0 million, and AS investments of $1.2 million to support revenue growth.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $32.4 million for the quarter ended June 30, 2017, an increase of $4.9 million, or 17.6%, compared to the same quarter a year ago, and is 15.2% of total revenues compared to 12.8% in the prior year. The increase is due primarily to a $7.1 million increase in separation and transformation costs offset partially by a decrease in incentive compensation accruals.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments and were insignificant in both periods.

Income (Loss) from Operations and Profit (Loss) Margins
The Company’s income (loss) from operations, as well as operating margin by segment, for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
	2017	2016
Operating income (loss) and margin:
Marketing Services	$19,784	$20,145
	21.6%	18.4%
Audience Solutions	28,542	25,096
	37.7%	34.0%
Connectivity	(48)	291
	(0.1)%	0.9%
Less:
Corporate	25,967	24,389
Purchased intangible asset amortization	5,966	4,077
Non-cash stock compensation	15,031	8,590
Separation and transformation costs	7,119	—
Gains, losses and other items, net	(98)	314
Income (loss) from operations	$(5,707)	$8,162
Total operating margin	(2.7)%	3.8%

Loss from operations was $5.7 million for the quarter ended June 30, 2017 compared to income of $8.2 million for the same quarter a year ago. Operating margin was a negative 2.7% compared to 3.8%. The decrease in loss from operations of $13.9 million was due primarily to increases in non-cash stock compensation and separation and transformation costs.

MS income from operations was $19.8 million, a 21.6% margin, for the quarter ended June 30, 2017 compared to $20.1 million, an 18.4% margin, for the same quarter a year ago. U.S. margins increased to 23.7% in the current quarter from 19.0% due to R&D and S&M cost reductions, including R&D reductions related to the Impact disposition.

AS income from operations was $28.5 million, a 37.7% margin, for the quarter ended June 30, 2017 compared to $25.1 million, a 34.0% margin, for the same quarter a year ago. U.S. margins increased to 39.6% in the current quarter from 35.7% due to gross profit improvements of $5.2 million offset partially by investments in S&M and R&D. International operating margins decreased slightly to 20.5% from 20.7%.

Connectivity loss from operations was $0.0 million, a negative 0.1% margin, for the quarter ended June 30, 2017 compared to income of $0.3 million, a 0.9% margin, for the same quarter a year ago. A $9.9 million increase in gross profit was offset by R&D and S&M investments.

Corporate expenses were $26.0 million for the quarter ended June 30, 2017 compared to $24.4 million for the same quarter a year ago, and is 12.2% of total revenues compared to 11.4% in the prior year. The increase was primarily related to corporate marketing costs.

Other Expense, Income Taxes and Other Items
Interest expense was $2.3 million for the quarter ended June 30, 2017 compared to $1.8 million for the same quarter a year ago. The increase is primarily related to $70 million of borrowings in the third quarter of fiscal year 2017 related to the Arbor and Circulate acquisitions. The average balance of the term loan and line of credit increased approximately $40.0 million and the average rate increased approximately 70 basis points. On June 20, 2017, the Company refinanced its debt facility to consist of a $600 million revolving credit facility, of which $230 million was outstanding at June 30, 2017.

Other expense was $0.7 million for the quarter ended June 30, 2017 compared to other income of $0.3 million for the same quarter a year ago. Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported. The current quarter includes $0.7 million for accelerated deferred debt costs related to the debt refinancing.

Income tax benefit was $7.4 million on pretax loss of $8.7 million for the quarter ended June 30, 2017 compared to income tax expense of $2.7 million on pretax income of $6.7 million for the same quarter last year. The effective tax rates for both periods were impacted by nondeductible share–based compensation related to the Arbor and Circulate acquisitions. In the quarter ended June 30, 2017, the Company also recognized a discrete tax benefit of $1.5 million related to net excess tax benefits from share–based compensation.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2017 totaled $198.6 million, a $60.3 million increase when compared to $138.3 million at March 31, 2017, due primarily to the debt refinancing, as the amended credit agreement does not require periodic principal debt service.

The Company’s cash is primarily located in the United States.  Approximately $16.5 million of the total cash balance of $163.1 million, or approximately 10.1%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 56 days at June 30, 2017 compared to 57 days at March 31, 2017, and is calculated as follows (dollars in thousands):

	June 30, 2017	March 31, 2017
Numerator – trade accounts receivable, net	$131,339	$142,768
Denominator:
Quarter revenue	212,514	224,867
Number of days in quarter	91	90
Average daily revenue	$2,335	$2,499
Days sales outstanding	56	57

Net cash provided by operating activities was $5.0 million for the three months ended June 30, 2017, compared to $0.8 million in the same period a year ago.  The $4.2 million increase resulted primarily from improved cash adjusted net earnings.

Investing activities used cash of $10.5 million during the three months ended June 30, 2017 compared to $14.7 million in the same period a year ago. Investing activities primarily consisted of capital expenditures ($6.9 million compared to $10.7 million in the prior period) and capitalization of software ($3.4 million compared to $4.0 million in the prior period).

Financing activities used cash of $2.1 million during the three months ended June 30, 2017 compared to $24.8 million in the same period a year ago. Proceeds from the debt refinancing of $230.0 million were used to pay off the outstanding $225 million term and revolving loan balances, with interest, along with $4.0 million in fees related to the restated credit agreement. Other financing activities in the prior year period consisted of treasury stock purchases of $20.2 million.

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on July 28, 2016 (see Note 2 - Earnings Per Share). Under the modified common stock repurchase program, the Company may purchase up to $400 million of its common stock through the period ending June 30, 2018. During the three months ended June 30, 2017, the Company did not repurchase any shares of its common stock. Through June 30, 2017, the Company had repurchased a total of 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the program.

Credit and Debt Facilities
See Note 8 “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements for further details related to the Company’s amended and restated credit agreement.

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

Off-Balance Sheet Items and Commitments

In connection with the Acxiom Impact disposition, the Company assigned a facility lease to the buyer of the business. The Company guaranteed the facility lease as required by the asset disposition. Should the assignee default, the Company would be required to perform under the terms of the facility lease, which continues through September 2021. At June 30, 2017, the Company's maximum potential future rent payments subject to this guarantee totaled $2.5 million.

There were no material outstanding letters of credit at June 30, 2017 or March 31, 2017.

Contractual Commitments
The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2017.   The table does not include the future payment of liabilities related to uncertain tax positions of $5.0 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2018 represents the remaining nine months ending March 31, 2018.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Revolving credit borrowings	$—	$—	$—	$—	$—	$230,000	$230,000
Other debt	1,747	1,584	1,362	348	—	—	5,041
Total long-term debt and capital leases	1,747	1,584	1,362	348	—	230,000	235,041
Operating leases	14,458	13,249	12,468	12,076	11,709	17,012	80,972
Total contractual cash obligations	$16,205	$14,833	$13,830	$12,424	$11,709	$247,012	$316,013

	For the years ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Total purchase commitments	$32,523	$19,766	$15,398	$7,825	$834	$—	$76,346

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2018 of $7.7 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2017 (dollars in thousands):

Lease guarantees	$2,548
Surety bonds	$405

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2017 Annual Report.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2017 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2017 Annual Report contains a discussion of the policies which management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

Accounting Pronouncements Adopted During the Current Year

See “Accounting Pronouncements Adopted During the Current Year” under Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued and were adopted during the current fiscal year.

New Accounting Pronouncements Not Yet Adopted

See “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements for a discussion of certain accounting standards that have been issued but not yet adopted.

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

•
statements of the plans and objectives of management for future operations, including, but not limited to, those statements contained under the heading “Acxiom’s Growth Strategy” in Part I, Item 1 of the Company's 2017 Annual Report on Form 10-K;

•
statements of future economic performance, including, but not limited to, those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2017 Annual Report on Form 10-K;

•	statements containing any assumptions underlying or relating to any of the above statements; and

•	statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's 2017 Annual Report and those described from time to time in our future reports filed with the SEC;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, which was filed with the Securities and Exchange Commission on May 26, 2017, remain current in all material respects.  Those risk factors do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected.  In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
April 2017	—	n/a	—	$114,250,978
May 2017	—	n/a	—	—
June 2017	—	n/a	—	—
Total	—	n/a	—	$114,250,978

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. Through June 30, 2017, the Company had repurchased 16.8 million shares of its stock for $285.7 million, leaving remaining capacity of $114.3 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.01	Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2017, and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statement of Equity for the Three Months ended June 30, 2017, (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: August 4, 2017

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.01	Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2017, and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statement of Equity for the Three Months ended June 30, 2017, (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.