Form 10-Q
period 2017-09-30
ACXIOM CORP
filed 2017-11-03
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of October 31, 2017 was 79,136,883.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
September 30, 2017

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2017	March 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$169,507	$170,343
Trade accounts receivable, net	141,285	142,768
Refundable income taxes	9,718	7,098
Other current assets	47,394	48,310
Total current assets	367,904	368,519

Property and equipment, net of accumulated depreciation and amortization	151,055	155,974
Software, net of accumulated amortization	41,087	47,638
Goodwill	592,845	592,731
Purchased software licenses, net of accumulated amortization	6,765	7,972
Deferred income taxes	12,309	10,261
Other assets, net	44,807	51,443
	$1,216,772	$1,234,538
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$2,089	$39,819
Trade accounts payable	46,966	40,208
Accrued payroll and related expenses	28,455	53,238
Other accrued expenses	57,914	59,861
Deferred revenue	29,411	37,087
Total current liabilities	164,835	230,213

Long-term debt	228,045	189,241
Deferred income taxes	54,256	58,374
Other liabilities	16,540	17,730
Commitments and contingencies
Equity:
Common stock	13,478	13,288
Additional paid-in capital	1,197,083	1,154,429
Retained earnings	600,215	602,609
Accumulated other comprehensive income	9,410	7,999
Treasury stock, at cost	(1,067,090)	(1,039,345)
Total equity	753,096	738,980
	$1,216,772	$1,234,538

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	September 30,
	2017	2016
Revenues	$225,240	$217,267
Cost of revenue	115,072	120,105
Gross profit	110,168	97,162
Operating expenses:
Research and development	24,013	19,029
Sales and marketing	50,118	37,847
General and administrative	31,924	32,866
Gains, losses and other items, net	3,660	300
Total operating expenses	109,715	90,042
Income from operations	453	7,120
Other income (expense):
Interest expense	(2,524)	(1,689)
Other, net	192	(207)
Total other expense	(2,332)	(1,896)
Income (loss) before income taxes	(1,879)	5,224
Income taxes (benefit)	1,457	(1,916)
Net earnings (loss)	$(3,336)	$7,140

Basic earnings (loss) per share	$(0.04)	$0.09

Diluted earnings (loss) per share	$(0.04)	$0.09

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the six months ended
	September 30,
	2017	2016
Revenues	$437,754	$432,068
Cost of revenue	229,032	242,924
Gross profit	208,722	189,144
Operating expenses:
Research and development	47,576	37,681
Sales and marketing	98,558	75,195
General and administrative	64,280	60,372
Gains, losses and other items, net	3,562	614
Total operating expenses	213,976	173,862
Income (loss) from operations	(5,254)	15,282
Other income (expense):
Interest expense	(4,866)	(3,501)
Other, net	(480)	100
Total other expense	(5,346)	(3,401)
Income (loss) before income taxes	(10,600)	11,881
Income taxes (benefit)	(5,964)	765
Net earnings (loss)	$(4,636)	$11,116

Basic earnings (loss) per share	$(0.06)	$0.14

Diluted earnings (loss) per share	$(0.06)	$0.14

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	September 30,
	2017	2016
Net earnings (loss)	$(3,336)	$7,140
Other comprehensive income:
Change in foreign currency translation adjustment	759	(65)
Unrealized gain on interest rate swap	—	91
Other comprehensive income	759	26
Comprehensive income (loss)	$(2,577)	$7,166

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2017	2016
Net earnings (loss)	$(4,636)	$11,116
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,411	(1,070)
Unrealized gain on interest rate swap	—	96
Other comprehensive income (loss)	1,411	(974)
Comprehensive income (loss)	$(3,225)	$10,142

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2017	132,875,373	$13,288	$1,154,429	$602,609	$7,999	(54,582,392)	$(1,039,345)	$738,980
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	384	2,242	—	—	—	$2,626
Employee stock awards, benefit plans and other issuances	596,881	60	11,604	—	—	(306,841)	(7,969)	$3,695
Non-cash stock-based compensation	330,951	33	30,763	—	—	—	—	$30,796
Restricted stock units vested	975,014	97	(97)	—	—	—	—	$—
Acquisition of treasury stock	—	—	—	—	—	(860,000)	(19,776)	$(19,776)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	1,411	—	—	$1,411
Net loss	—	—	—	(4,636)	—	—	—	$(4,636)
Balances at September 30, 2017	134,778,219	$13,478	$1,197,083	$600,215	$9,410	(55,749,233)	$(1,067,090)	$753,096

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$(4,636)	$11,116
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	42,519	41,150
Loss (gain) on disposal or impairment of assets	2,411	(629)
Accelerated deferred debt costs	720	—
Deferred income taxes	(3,238)	(6,539)
Non-cash stock compensation expense	30,796	20,504
Changes in operating assets and liabilities:
Accounts receivable, net	2,616	(1,564)
Other assets	(3,548)	3,679
Accounts payable and other liabilities	(26,842)	(21,780)
Deferred revenue	(8,037)	(9,705)
Net cash provided by operating activities	32,761	36,232

Cash flows from investing activities:
Capitalized software development costs	(7,144)	(7,875)
Capital expenditures	(14,518)	(20,539)
Data acquisition costs	(423)	(267)
Net cash received from disposition	4,000	16,988
Net cash used in investing activities	(18,085)	(11,693)

Cash flows from financing activities:
Proceeds from debt	230,000	—
Payments of debt	(226,150)	(16,111)
Fees for debt refinancing	(4,001)	—
Sale of common stock, net of stock acquired for withholding taxes	3,695	7,300
Excess tax benefits from stock-based compensation	—	1,415
Acquisition of treasury stock	(19,776)	(30,542)
Net cash used in financing activities	(16,232)	(37,938)

Effect of exchange rate changes on cash	720	(821)

Net change in cash and cash equivalents	(836)	(14,220)
Cash and cash equivalents at beginning of period	170,343	189,629
Cash and cash equivalents at end of period	$169,507	$175,409

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2017	2016
Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,762	$3,962
Income taxes, net of refunds	824	197

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

Accounting Pronouncements Adopted During the Current Year

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which amended the existing FASB Accounting Standards Codification. The standard provides additional guidance to assist entities with evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for the Company beginning in fiscal 2019, with early adoptions permitted. We adopted the standard in the current fiscal year, on a prospective basis, and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). This standard is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 (fiscal 2019 for the Company), including interim periods within those fiscal years; earlier adoption is permitted. We adopted the standard during the current fiscal year. Early adoption did not result in any changes to our existing accounting policies, presentation of items in our condensed consolidated financial statements and related disclosures, or any changes resulting from the retrospective application to all periods reported.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09") which is intended to improve the accounting for stock-based payment transactions as part of the FASB's simplification initiative. The ASU changes five aspects of the accounting for stock-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest or the date of option exercises. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur.
We adopted ASU No. 2016-09 during the current fiscal year, which required us to reflect any adjustments as of April 1, 2017. We elected to account for forfeitures as they occur rather than estimating expected forfeitures. We recorded the cumulative impact of adoption through an increase in retained earnings of $2.2 million, of which $2.6 million related to deferred tax assets from certain federal and state research tax credit carryforwards attributable to excess tax benefits from stock-based compensation that had not been previously recognized, offset by $0.4 million related to elimination of the forfeiture pool. We elected to prospectively adopt the effect on the statement of cash flows and accordingly, did not restate the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2016.
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

In May 2014, the FASB issued update ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09 and the subsequent amendments, collectively, "Topic 606"). Topic 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The effective date for the Company is the first quarter of fiscal 2019 using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospective application with the cumulative effect recognized at the date of initial application and providing certain additional disclosures. The Company has completed its preliminary assessment of the new standard and is continuing assessment as we complete implementation design activities. We plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (ii), and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. We are also continuing to evaluate the provisions of Topic 606 related to costs of obtaining customer contracts.

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

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic earnings (loss) per share:
Net earnings (loss)	$(3,336)	$7,140	$(4,636)	$11,116

Basic weighted-average shares outstanding	79,235	77,446	78,954	77,459

Basic earnings (loss) per share	$(0.04)	$0.09	$(0.06)	$0.14

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	79,235	77,446	78,954	77,459
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	1,831	—	1,858
Diluted weighted-average shares outstanding	79,235	79,277	78,954	79,317

Diluted earnings (loss) per share	$(0.04)	$0.09	$(0.06)	$0.14

Due to the net loss incurred by the Company during the three and six months ended September 30, 2017, the dilutive effect of options, warrants and restricted stock units covering 2.2 million and 2.5 million shares of common stock, respectively, was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

Additional options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Number of shares outstanding under options, warrants and restricted stock units	1,308	39	324	263
Range of exercise prices for options	$32.85	$20.27-$32.85	$32.85	$20.27-$32.85

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. During the six months ended September 30, 2017, the Company repurchased 0.9 million shares of its common stock for $19.8 million.  Through September 30, 2017, the Company had repurchased a total of 17.7 million shares of its stock for $305.5 million, leaving remaining capacity of $94.5 million under the stock repurchase program.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $9.4 million and $8.0 million at September 30, 2017 and March 31, 2017, respectively, reflect accumulated foreign currency translation adjustments.

3.    SHARE-BASED COMPENSATION:

Share-based Compensation Plans
The Company has stock option and equity compensation plans for which a total of 34.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At September 30, 2017, there were a total of 6.2 million shares available for future grants under the plans.

During the quarter ended June 30, 2017, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan to increase the number of shares available under the plan from 28.4 million shares to 32.9 million shares, bringing the total number of shares reserved for issuance since inception of the plans from 30.0 million shares at March 31, 2017 to 34.5 million shares at September 30, 2017. That amendment received shareholder approval at the August 8, 2017 annual shareholders' meeting.

Stock Option Activity
Stock option activity for the six months ended September 30, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	3,033,071	$13.14
Performance units converted to options	299,641	$21.32
Exercised	(396,912)	$16.31		$4,039
Forfeited or canceled	(63,540)	$20.20
Outstanding at September 30, 2017	2,872,260	$13.40	6.1	$32,439
Exercisable at September 30, 2017	2,174,071	$13.65	5.4	$24,016

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on September 30, 2017.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of September 30, 2017 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	746,976	6.8 years	$1.68	473,841	$1.74
$10.00	—	$19.99	1,305,746	5.1 years	$14.99	1,109,428	$14.50
$20.00	—	$24.99	799,986	7.0 years	$21.29	576,139	$21.31
$25.00	—	$32.85	19,552	6.1 years	$32.85	14,663	$32.85
			2,872,260	6.1 years	$13.40	2,174,071	$13.65

Total expense related to stock options for the six months ended September 30, 2017 and 2016 was approximately $2.8 million and $3.5 million, respectively. Future expense for these options is expected to be approximately $8.5 million in total over the next four years.

Performance Stock Option Unit Activity
Performance stock option unit activity for the six months ended September 30, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	555,123	$21.41
Performance units converted to options	(183,322)	$21.41
Forfeited or canceled	(11,291)	$21.32
Outstanding at September 30, 2017	360,510	$21.41	2.1	$1,168
Exercisable at September 30, 2017	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2017, 183,322 reached maturity of the relevant performance period at March 31, 2017.  During the quarter ended June 30, 2017, the units vested at an approximate 163% attainment level resulting in issuance of 299,641 stock options having a weighted average exercise price of $21.32.

Total expense related to performance stock option units for the six months ended September 30, 2017 and 2016 was $0.8 million and $0.3 million, respectively.  Future expense for these performance stock option units is expected to be approximately $2.8 million in total over the next four years.

Stock Appreciation Right ("SAR") Activity
SAR activity for the six months ended September 30, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	245,404	$40.00
Forfeited or canceled	(245,404)	$40.00
Outstanding at September 30, 2017	—	$—	—	$—

All of the SAR units outstanding at March 31, 2017 reached maturity of the relevant performance period on March 31, 2017. The units achieved a 100% performance attainment level. However, application of the vesting multiplier resulted in zero shares granted and cancellation of all the units during the quarter ended June 30, 2017.

Restricted Stock Unit Activity
During the six months ended September 30, 2017, the Company granted time-vesting restricted stock units covering 1,424,678 shares of common stock with a fair value at the date of grant of $37.2 million. Of the restricted stock units granted in the current period, 217,758 vest in equal annual increments over four years, 1,005,876 vest 25% at the one-year anniversary and 75% in equal quarterly increments over the subsequent three years, 174,368 vest 50% at the one-year anniversary and 50% in equal quarterly increments over the following year, and 26,676 vest in one year. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the six months ended September 30, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	3,307,577	$22.57	2.45
Granted	1,424,678	$26.09
Vested	(691,507)	$20.44
Forfeited or canceled	(196,056)	$22.51
Outstanding at September 30, 2017	3,844,692	$24.26	2.59

During the six months ended September 30, 2017, the Company granted performance-based restricted stock units covering 421,918 shares of common stock having a fair value at the date of grant of $11.3 million.  Of the performance-based restricted stock units granted in the current period, 217,784 units - having a fair value at the date of grant of $6.1 million, determined using a Monte Carlo simulation model - vest subject to attainment of performance criteria established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 217,784 units may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies (“TSR”) established by the compensation committee for the period from April 1, 2017 to March 31, 2020.

Of the performance-based restricted stock units granted in the current period, 87,184 units - having a fair value at the date of grant of $2.1 million, based on the quoted market price for the shares on the date of grant - vest over two periods, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. At the end of the first year, the performance units may vest in a number of shares, from zero to 75% of the initial award. At the end of the second year, the performance units may vest in a number of shares, from zero to 150% of the initial award, less the number of shares awarded at completion of year one. The units will vest based on the attainment of certain growth initiatives for the period from October 1, 2017 to September 30, 2019.

The remaining 116,950 performance-based restricted stock units granted in the current period - having a fair value at the date of grant of $3.1 million, based on the quoted market price for the shares on the date of grant - vest in three equal tranches, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. Each of the three tranches may vest in a number of shares, from zero to 300% of the initial award, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2018, 2019, and 2020, respectively.

Non-vested performance-based restricted stock unit activity for the six months ended September 30, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	732,711	$20.89	1.13
Granted	421,918	$26.70
Additional performance shares	94,775	$19.46
Vested	(252,760)	$19.46
Forfeited or canceled	(13,498)	$18.91
Outstanding at September 30, 2017	983,146	$23.64	1.62

Of the performance-based restricted stock units outstanding at March 31, 2017, 157,985 related to a performance period ended March 31, 2017.  During the quarter ended June 30, 2017, the units vested at a 160% attainment level based on performance results approved by the compensation committee, resulting in issuance of 252,760 shares of common stock, of which 94,775 were the additional performance shares referenced in the table above.

Of the performance-based restricted stock units outstanding at September 30, 2017, 277,792 will reach maturity of the relevant performance period at March 31, 2018. The units are expected to vest at an approximate 200% attainment level, resulting in issuance of approximately 555,584 shares of common stock, before consideration of the TSR multiplier, in the first quarter of fiscal 2019.

Total expense related to restricted stock for the six months ended September 30, 2017 and 2016 was approximately $18.6 million and $15.4 million, respectively.  Future expense for restricted stock units is expected to be approximately $22.6 million for the six months ending March 31, 2018, $33.8 million in fiscal 2019, $23.3 million in fiscal 2020, $11.2 million in fiscal 2021, and $1.5 million in fiscal 2022.

Other Performance Unit Activity
Other performance-based stock unit activity for the six months ended September 30, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	597,193	$4.14	0.30
Vested	(24,573)	$2.94
Forfeited or canceled	(461,509)	$3.92
Outstanding at September 30, 2017	111,111	$5.33	0.50

Of the other performance-based stock units outstanding at March 31, 2017, 201,464 reached maturity of the relevant performance period on March 31, 2017. The units achieved a 100% performance attainment level. However, application of the share price adjustment factor resulted in zero shares granted and cancellation of all the units during the quarter ended June 30, 2017.

Of the other performance-based stock units outstanding at March 31, 2017, 284,618 reached maturity of the relevant performance period on June 30, 2017. The units achieved an approximate 9% performance attainment level, resulting in issuance of 24,573 shares of common stock during the quarter ended September 30, 2017.

Total expense related to other performance units for the six months ended September 30, 2017 and 2016 was $0.2 million and $0.5 million, respectively.  Future expense for these performance units is expected to be approximately $0.1 million over the next one year.

Consideration Holdback
As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”).  The consideration holdback vests in 30 equal monthly increments following the date of close, subject to the Arbor key employees' continued employment through each monthly vesting date.  At each vesting date, 1/30th of the $38.3 million holdback consideration vests and is settled in shares of Company common stock.  The number of shares is based on the then-current market price of the Company common stock.

Total expense related to the Holdback Agreement for the six months ended September 30, 2017 was approximately $7.7 million.

4.    DISPOSITION:

Disposition of Impact email business

In fiscal 2017, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note with interest accruing at a rate of 6.0% per annum. The note was paid in full during the quarter ended September 30, 2017.  The Company also entered into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services.  Prior to the disposition, the Impact email business was included in the Marketing Services segment results. The business did not meet the requirements of a discontinued business; therefore, all financial results are included in continuing operations.

Revenue and income from operations from the disposed Impact email business are shown below (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$—	$8,056	$—	$20,375
Income from operations	$—	$249	$—	$120

5.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Prepaid expenses and other	$27,995	$25,714
Escrow deposit	5,880	5,880
Note receivable	—	4,000
Assets of non-qualified retirement plan	13,519	12,716
Other current assets	$47,394	$48,310

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Acquired intangible assets, net	$38,735	$43,884
Deferred data acquisition costs	988	1,116
Other miscellaneous noncurrent assets	5,084	6,443
Noncurrent assets	$44,807	$51,443

Table of Contents

6.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Accrued purchase consideration	$5,880	$5,880
Liabilities of non-qualified retirement plan	13,519	12,716
Other accrued expenses	38,515	41,265
Other accrued expenses	$57,914	$59,861

7.    GOODWILL:

The following table summarizes Goodwill activity, by segment, for the six months ended September 30, 2017 (dollars in thousands):

	Marketing Services	Audience Solutions	Connectivity	Total
Balance at March 31, 2017	$118,890	$273,448	$200,393	$592,731
Arbor adjustment	—	—	(21)	(21)
Change in foreign currency translation adjustment	94	—	41	135
Balance at September 30, 2017	$118,984	$273,448	$200,413	$592,845

Goodwill by component included in each segment as of September 30, 2017 was:

	Marketing Services	Audience Solutions	Connectivity	Total
U.S.	$110,910	$273,448	$196,812	$581,170
APAC	8,074	—	3,601	11,675
Balance at September 30, 2017	$118,984	$273,448	$200,413	$592,845

8.    LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	September 30, 2017	March 31, 2017
Term loan credit agreement	$—	$155,000
Revolving credit borrowings	230,000	70,000
Other debt	4,463	5,612
Total long-term debt	234,463	230,612

Less current installments	2,089	39,819
Less deferred debt financing costs	4,329	1,552
Long-term debt, excluding current installments and deferred debt financing costs	$228,045	$189,241

On June 20, 2017, the Company entered into a Sixth Amended and Restated Credit Agreement (the "restated credit agreement") as part of refinancing its prior credit agreement. On that day, the Company used an initial draw of $230 million to pay off the outstanding $225 million term and revolving loan balances, with interest, along with $4.0 million in fees related to the restated credit agreement. The fees are being amortized over the term of the agreement.

The Company's restated credit agreement provides for (1) revolving credit facility borrowings consisting of revolving loans, letters of credit participation, and swing-line loans (the “revolving loans”) in an aggregate amount of $600 million and (2) a provision allowing the Company to request an increase of the aggregate amount of the revolving loans in an amount not to exceed $150 million. The restated credit agreement is secured by the accounts receivable of the Company and its domestic subsidiaries, as well as by the outstanding stock of certain subsidiaries of the Company. The restated credit agreement contains customary representations, warranties, affirmative and negative covenants, and default and acceleration provisions. The restated credit agreement matures, and is fully due and payable, on June 20, 2022 and allows for prepayments before maturity.

The revolving loan borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread. At September 30, 2017, the revolving loan borrowing bears interest at LIBOR plus a credit spread of 2%.  The weighted-average interest rate on revolving credit borrowings at September 30, 2017 was 3.3%.  There were no material outstanding letters of credit at September 30, 2017 or March 31, 2017.

Under the terms of the restated credit agreement, the Company is required to maintain certain debt-to-cash flow and interest coverage ratios, among other restrictions.  At September 30, 2017, the Company was in compliance with these covenants and restrictions.

9.    ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $6.0 million at September 30, 2017 and $6.1 million at March 31, 2017.

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

Operating expenses, excluding non-cash stock compensation expense and purchased intangible asset amortization, are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified products supported.

•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.

•	General and administrative expenses are generally not allocated to the segments unless directly attributable.

•	Gains, losses and other items, net are not allocated to the segment groups.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents information by business segment (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Marketing Services	$94,042	$105,679	$185,636	$215,394
Audience Solutions	78,814	78,526	154,548	152,270
Connectivity	52,384	33,062	97,570	64,404
Total segment revenues	$225,240	$217,267	$437,754	$432,068

Gross profit(1):
Marketing Services	$34,320	$34,480	$65,678	$71,946
Audience Solutions	48,321	47,998	95,531	89,910
Connectivity	35,292	19,843	62,817	37,418
Total segment gross profit	$117,933	$102,321	$224,026	$199,274

Income from operations(1):
Marketing Services	$21,874	$19,837	$41,658	$39,982
Audience Solutions	29,497	29,972	58,039	55,068
Connectivity	5,715	1,663	5,667	1,954
Total segment income from operations	$57,086	$51,472	$105,364	$97,004
(1) Gross profit and Income from operations reflect only the direct and allocable controllable costs of each segment and do not include allocations of corporate expenses (primarily general and administrative expenses) and gains, losses, and other items, net. Additionally, segment Gross profit and Income from operations do not reflect non-cash stock compensation expense and purchased intangible asset amortization.

The following table reconciles total segment gross profit to gross profit and total operating segment income from operations to income (loss) from operations (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Total segment gross profit	$117,933	$102,321	$224,026	$199,274

Less:
Purchased intangible asset amortization	6,021	3,890	11,987	7,967
Non-cash stock compensation	1,744	1,269	3,317	2,163
Gross profit	$110,168	$97,162	$208,722	$189,144

Total segment income from operations	$57,086	$51,472	$105,364	$97,004

Less:
Corporate expenses (principally general and administrative)	25,753	26,769	51,720	51,158
Separation and transformation costs included in general and administrative	5,442	1,455	12,561	1,455
Gains, losses and other items, net	3,660	300	3,562	614
Purchased intangible asset amortization	6,021	3,890	11,987	7,967
Non-cash stock compensation	15,757	11,938	30,788	20,528
Income (loss) from operations	$453	$7,120	$(5,254)	$15,282

11.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the six months ended September 30, 2017 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2017	$2,400	$4,308	$6,708
Restructuring charges and adjustments	1,495	2,067	3,562
Payments	(2,586)	(681)	(3,267)
September 30, 2017	$1,309	$5,694	$7,003

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the six months ended September 30, 2017, the Company recorded a total of $3.6 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges of $1.5 million, lease accruals and adjustments of $1.0 million, and leasehold improvement write-offs of $1.1 million.

The associate-related accruals of $1.5 million relate to the termination of associates in the United States. Of the amount accrued, $0.4 million remained accrued as of September 30, 2017. These costs are expected to be paid out in fiscal 2018.

The lease accruals and adjustments of $1.0 million result from the Company's exit from certain leased office facilities. Of the amount accrued, together with the deferred rent credits of $1.4 million related to the space, $2.4 million remained accrued as of September 30, 2017.

In fiscal 2017, the Company recorded a total of $8.9 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $3.8 million, lease accruals and adjustments of $3.0 million, and leasehold improvement write-offs of $2.1 million. Of the associate-related accruals of $3.8 million, $0.3 million remained accrued as of September 30, 2017. These costs are expected to be paid out in fiscal 2018. The lease accruals and adjustments of $3.0 million resulted from the Company's exit from certain leased office facilities ($1.5 million) and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million). Of the amount accrued for fiscal 2017 lease accruals, $2.5 million remained accrued as of September 30, 2017.

In fiscal 2016, the Company recorded a total of $12.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $8.6 million, lease termination charges and accruals of $3.0 million, and leasehold improvement write-offs of $0.4 million. Of the associate-related accruals of $8.6 million, $0.3 million remained accrued as of September 30, 2017. These amounts are expected to be paid out in fiscal 2018. The lease termination charges and accruals of $3.0 million were fully paid during fiscal 2016.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $13.3 million, $0.3 million remained accrued as of September 30, 2017.  These amounts are expected to be paid out in fiscal 2018. Of the lease accruals of $6.5 million, $0.8 million remained accrued as of September 30, 2017.

With respect to the fiscal 2015, 2017, and 2018 lease accruals described above, the Company intends to sublease the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Restructuring plan charges and adjustments	$3,660	$929	$3,562	$1,208
Gain on disposition of Impact email business	—	(629)	—	(629)
Other	—	—	—	35
	$3,660	$300	$3,562	$614

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 23 years of $89.3 million.

In connection with the Impact email disposition during fiscal 2017, the Company assigned a facility lease to the buyer of the business. The Company guaranteed the facility lease as required by the asset disposition agreement. Should the assignee default, the Company would be required to perform under the terms of the facility lease, which continues through September 2021. At September 30, 2017, the Company’s maximum potential future rent payments under this guarantee totaled $2.4 million.

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

As a result of adopting ASU 2016–09 during the first quarter of the current fiscal year, all excess tax benefits and deficiencies from stock–based compensation are recognized as income tax benefit and expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. For the three months and six months ended September 30, 2017, the Company recognized discrete income tax benefits of $0.5 million and $2.0 million, respectively, related to net excess tax benefits.

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

Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At September 30, 2017, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets and liabilities measured at fair value as of September 30, 2017 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,519	$—	$—	$13,519
Total assets	$13,519	$—	$—	$13,519

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

Today, our primary Connectivity offering is LiveRamp IdentityLink, an identity resolution service that ties data back to real people and makes it possible to onboard that data for people-based marketing initiatives across digital channels. Leveraging AbiliTec and the LiveRamp identity graph, IdentityLink first resolves a client’s first-, second-, and third-party exposure, and transaction data to persistent anonymous consumer identifiers that represent real people in a privacy-safe way. This omnichannel view of the consumer can then be onboarded to and between any of the 550 plus partners in our ecosystem to support targeting, personalization and measurement use cases.

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

•
IdentityLink for Data Owners. IdentityLink allows data owners to easily connect their data to the digital ecosystem and better monetize it. Data can be distributed directly to clients or made available through the IdentityLink Data Store feature. This adds value for brands as it allows them to augment their understanding of consumers, and increase both their reach to and understanding of customers and prospects.

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

Summary Results and Notable Events

A summary of the quarter ended September 30, 2017 is presented below:

•	Revenues were $225.2 million, a 3.7% increase from $217.3 million in the same quarter a year ago.

•	Cost of revenue was $115.1 million, a 4.2% decrease from $120.1 million in the same quarter a year ago.

•	Gross margin increased to 48.9% from 44.7% in the same quarter a year ago.

•	Total operating expenses were $109.7 million, a 21.8% increase from $90.0 million in the same quarter a year ago.

•	Cost of revenue and operating expenses for the quarters ended September 30, 2017 and 2016 include the following items:

◦	Non-cash stock compensation of $15.8 million and $11.9 million, respectively (cost of revenue and operating expenses)

◦	Purchased intangible asset amortization of $6.0 million and $3.9 million, respectively (cost of revenue)

◦	Separation and transformation costs of $5.4 million and $1.5 million, respectively (operating expenses)

◦	Restructuring charges and other adjustments of $3.7 million and $0.3 million, respectively (operating expenses)

•	Net loss was $3.3 million or $.04 per share compared to net earnings of $7.1 million or $.09 per share in the same quarter a year ago.

•	Net cash provided by operating activities of $27.8 million, a $7.7 million decrease compared to $35.5 million in fiscal 2016.

•	The Company repurchased 0.9 million shares of its common stock for $19.8 million under the Company's common stock repurchase program.

This summary highlights financial results as well as other significant events and transactions of the Company during the quarters ended September 30, 2017 and 2016.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2017	2016	Change	2017	2016	Change
Revenues	$225,240	$217,267	4	$437,754	$432,068	1
Cost of revenue	115,072	120,105	(4)	229,032	242,924	(6)
Gross profit	110,168	97,162	13	208,722	189,144	10
Total operating expenses	109,715	90,042	22	213,976	173,862	23
Income (loss) from operations	453	7,120	(94)	(5,254)	15,282	(134)
Net earnings (loss)	(3,336)	7,140	(147)	(4,636)	11,116	(142)
Diluted earnings (loss) per share	$(0.04)	$0.09	(147)	$(0.06)	$0.14	(143)

Revenues
The Company's revenues by reporting segment for the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
Revenues	2017	2016	Change	2017	2016	Change
Marketing Services	$94,042	$105,679	(11)	$185,636	$215,394	(14)
Audience Solutions	78,814	78,526	—	154,548	152,270	1
Connectivity	52,384	33,062	58	97,570	64,404	51
Total revenues	$225,240	$217,267	4	$437,754	$432,068	1

Total revenues were $225.2 million, an increase of 3.7%, or $8.0 million, from $217.3 million in the same quarter a year ago. Strong revenue growth in Connectivity ($19.3 million) was partially offset by items totaling $8.9 million: the disposition of the Acxiom Impact business ($8.1 million) and the transition of the Australia operations business to a Connectivity focused business ($0.8 million reduction in MS and AS).

Total revenues were $437.8 million, an increase of 1.3%, or $5.7 million for the six months ended September 30, 2017. Strong revenue growth in Connectivity ($33.2 million) was partially offset by items totaling $23.0 million: the disposition of the Acxiom Impact business ($20.4 million), the transition of the Australia operations business to a Connectivity focused business ($1.7 million reduction in MS and AS), and the unfavorable impact of exchange rates ($0.9 million).

MS revenue for the quarter ended September 30, 2017 was $94.0 million, an $11.6 million, or 11.0%, decrease compared to the same quarter a year ago. On a geographic basis, U.S. MS revenue decreased $10.7 million, or 11.0%, due to the sale of Acxiom Impact ($8.1 million) and other volume and contract reductions. International MS revenue decreased $0.9 million, or 11.2%. By line of business, Marketing Database revenue decreased $2.2 million (U.S. $0.8 million, Europe $0.9 million and APAC $0.5 million), Strategy and Analytics revenue declined $1.5 million (primarily U.S.) and Impact declined due to the sale of Acxiom Impact.

MS revenue for the six months ended September 30, 2017 was $185.6 million, a $29.8 million, or 13.8%, decrease compared to the same period a year ago. On a geographic basis, U.S. MS revenue decreased $28.5 million, or 14.2%, due to the sale of Acxiom Impact ($20.4 million) and other volume and contract reductions. International MS revenue decreased $1.3 million, or 8.5%. By line of business, Marketing Database revenue decreased $6.5 million (U.S. $4.7 million, Europe $1.6 million and APAC $0.2 million), Strategy and Analytics revenue declined $2.6 million (primarily U.S.) and Impact declined due to the sale of Acxiom Impact.

AS revenue for the quarter ended September 30, 2017 was $78.8 million, a $0.3 million, or 0.4%, increase compared to the same quarter a year ago. On a geographic basis, U.S. AS revenue decreased $0.3 million, or 0.5%, due to decreases in Consumer Data and Recognition, offset by an increase in Digital Data business. International AS revenue increased $0.6 million, or 8.7%, primarily from Europe Digital
Data. By line of business, AS revenue growth in Digital Data ($4.5 million), through our publisher and digital partner network, was offset by declines in Recognition ($2.5 million) and Consumer Data ($1.8 million) from contract reductions and lower volumes.  As the Digital Data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data relationships.  In fact, one significant publisher relationship recently converted to a license-based arrangement.  As a result, we would expect modest declines in Digital Data in our fiscal 2018 third quarter and more significant revenue declines in our fiscal 2018 fourth quarter. These trends may continue into fiscal 2019.

AS revenue for the six months ended September 30, 2017 was $154.5 million, a $2.3 million, or 1.5%, increase compared to the same period a year ago. On a geographic basis, U.S. AS revenue increased $2.1 million, or 1.5%, due to an increase in Digital Data business offset by decreases in Consumer Data and Recognition. International AS revenue increased $0.2 million, or 1.1%, primarily in Europe. By line of business, AS revenue growth in Digital Data ($12.9 million), through our publisher and digital partner network, was offset by declines in Consumer Data ($8.1 million) and Recognition ($2.6 million).  As the Digital Data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data relationships.  In fact, one significant publisher relationship recently converted to a license-based arrangement.  As a result, we would expect modest declines in Digital Data in our fiscal 2018 third quarter and more significant revenue declines in our fiscal 2018 fourth quarter. These trends may continue into fiscal 2019.

Connectivity revenue for the quarter ended September 30, 2017 was $52.4 million, a $19.3 million, or 58.4%, increase compared to the same quarter a year ago. The increase was due to LiveRamp growth. On a geographic basis, U.S. Connectivity revenue increased $17.5 million, or 57.1%, from the same quarter a year ago. International Connectivity revenue increased $1.8 million, or 76.6%.

Connectivity revenue for the six months ended September 30, 2017 was $97.6 million, a $33.2 million, or 51.5%, increase compared to the same period a year ago. The increase was due to LiveRamp growth. On a geographic basis, U.S. Connectivity revenue increased $30.1 million, or 50.5%, from the same period a year ago. International Connectivity revenue increased $3.0 million, or 63.5%.

Cost of revenue and Gross profit
The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2017	2016	Change	2017	2016	Change
Cost of revenue	$115,072	$120,105	(4)	$229,032	$242,924	(6)
Gross profit	$110,168	$97,162	13	$208,722	$189,144	10
Gross margin %	48.9	44.7	9	47.7	43.8	9

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

Cost of revenue was $115.1 million for the quarter ended September 30, 2017, a $5.0 million, or 4.2%, decrease from the same quarter a year ago, due primarily to the disposition of Acxiom Impact ($7.2 million). Gross margins increased to 48.9% compared to 44.7% in the prior year. The gross margin increase is due to the Connectivity revenue increases and MS cost efficiencies. U.S. gross margins increased to 50.4% in the current year from 46.1% in the prior year again due to the Connectivity revenue growth and MS efficiencies. International gross margins increased to 32.5% from 28.5%.

Cost of revenue was $229.0 million for the six months ended September 30, 2017, a $13.9 million, or 5.7%, decrease from the same period a year ago, due primarily to the disposition of Acxiom Impact ($18.2 million). Gross margins increased to 47.7% compared to 43.8% in the prior year. The gross margin increase is due to the Connectivity revenue increases and MS cost efficiencies. U.S. gross margins increased to 49.1% in the current year from 44.9% for the same reasons. International gross margins increased to 32.2% from 30.6%.

Operating Expenses
The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
Operating expenses	2017	2016	Change	2017	2016	Change
Research and development	$24,013	$19,029	26	$47,576	$37,681	26
Sales and marketing	50,118	37,847	32	98,558	75,195	31
General and administrative	31,924	32,866	(3)	64,280	60,372	6
Gains, losses and other items, net	3,660	300	1,120	3,562	614	480
Total operating expenses	$109,715	$90,042	22	$213,976	$173,862	23

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $24.0 million for the quarter ended September 30, 2017, an increase of $5.0 million, or 26.2%, compared to the same quarter a year ago, and are 10.7% of total revenues compared to 8.8% in the prior year. The increase is due primarily to non-cash stock compensation of $2.1 million, and Connectivity and AS investments of $3.4 million and $0.5 million, respectively. The increase in non-cash stock compensation is largely related to the Arbor and Circulate acquisitions.

R&D expenses were $47.6 million for the six months ended September 30, 2017, an increase of $9.9 million, or 26.3%, compared to the same period a year ago, and are 10.9% of total revenues compared to 8.7% in the prior year. The increase is due primarily to non-cash stock compensation of $4.2 million, and Connectivity and AS investments of $6.9 million and $1.3 million, respectively, offset partially by a decrease in MS of $2.6 million related mostly to the U.S. Impact disposition. The increase in non-cash stock compensation is largely related to the Arbor and Circulate acquisitions.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $50.1 million for the quarter ended September 30, 2017, an increase of $12.3 million, or 32.4%, compared to the same quarter a year ago, and are 22.3% of total revenues compared to 17.4% in the prior year. The increase is due to primarily to non-cash stock compensation of $4.1 million (largely related to the Arbor and Circulate acquisitions), and Connectivity investments of $8.1 million and corporate marketing of $1.0 million. The increases were partially offset by a decrease in MS ($1.3 million) due primarily to lower variable compensation.

S&M expenses were $98.6 million for the six months ended September 30, 2017, an increase of $23.4 million, or 31.1%, compared to the same period a year ago, and are 22.5% of total revenues compared to 17.4% in the prior year. The increase is due to primarily to non-cash stock compensation of $8.0 million (largely related to the Arbor and Circulate acquisitions), and Connectivity investments of $15.3 million, corporate marketing of $4.0 million, and AS investments of $1.4 million. The increases were partially offset by a decrease in MS ($5.3 million) due primarily to lower variable compensation.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $31.9 million for the quarter ended September 30, 2017, a decrease of $0.9 million, or 2.9%, compared to the same quarter a year ago, and are 14.2% of total revenues compared to 15.1% in the prior year.

The decrease is due primarily to a decrease in non-cash stock compensation and incentive compensation accruals and other cost savings offset by a $4.0 million increase in separation and transformation costs. Prior year non-cash stock compensation costs were impacted by adjustments to increase expected performance levels for certain performance based awards.

G&A expenses were $64.3 million for the six months ended September 30, 2017, an increase of $3.9 million, or 6.5%, compared to the same period a year ago, and are 14.7% of total revenues compared to 14.0% in the prior year. The increase is due primarily to an $11.1 million increase in separation and transformation costs offset partially by a decrease in non-cash stock compensation an incentive compensation accruals and other cost savings. Prior year non-cash stock compensation costs were impacted by adjustments to increase expected performance levels for certain performance based awards.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $3.7 million for the quarter ended September 30, 2017 increased $3.4 million compared to the same quarter a year ago. Gains, losses and other items, net of $3.6 million for the six months ended September 30, 2017 increased $2.9 million compared to the same period a year ago. The current year includes a $2.1 million charge related to the restructuring of the Redwood City, California lease and $1.5 million in severance and other associate-related charges.

Income (Loss) from Operations and Profit (Loss) Margins
The Company’s income (loss) from operations, as well as operating margin by segment, for each of the periods reported is presented below (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating income (loss) and margin:
Marketing Services	$21,874	$19,837	$41,658	$39,982
	23.3%	18.8%	22.4%	18.6%
Audience Solutions	29,497	29,972	58,039	55,068
	37.4%	38.2%	37.6%	36.2%
Connectivity	5,715	1,663	5,667	1,954
	10.9%	5.0%	5.8%	3.0%
Less:
Corporate expenses	25,753	26,769	51,720	51,158
Purchased intangible asset amortization	6,021	3,890	11,987	7,967
Non-cash stock compensation	15,757	11,938	30,788	20,528
Restructuring charges	3,660	300	3,562	614
Separation and transformation costs	5,442	1,455	12,561	1,455
Income (loss) from operations	$453	$7,120	$(5,254)	$15,282
Total operating margin	0.2%	3.3%	(1.2)%	3.5%

Income from operations was $0.5 million for the quarter ended September 30, 2017 compared to $7.1 million for the same quarter a year ago. Operating margin was 0.2% compared to 3.3%. The decrease in income from operations of $6.7 million was due primarily to increases in non-cash stock compensation, largely related to the Arbor and Circulate acquisitions, and separation and transformation costs, offset partially by the increase in Connectivity income from operations.

Loss from operations was $5.3 million for the six months ended September 30, 2017 compared to income of $15.3 million for the same period a year ago. Operating margin was 1.2% compared to 3.5%. The decrease of $20.5 million was due primarily to increases in non-cash stock compensation, largely related to the Arbor and Circulate acquisitions, and separation and transformation costs, offset partially by increases in operating segments' income from operations.

MS income from operations was $21.9 million, a 23.3% margin, for the quarter ended September 30, 2017 compared to $19.8 million, an 18.8% margin, for the same quarter a year ago. U.S. margins increased to 25.3% in the current quarter from 19.6% due to R&D and S&M cost reductions, including R&D reductions related to the Impact disposition. International operating margins decreased to a negative 1.6% from 8.8%.

MS income from operations was $41.7 million, a 22.4% margin, for the six months ended September 30, 2017 compared to $40.0 million, an 18.6% margin, for the same period a year ago. U.S. margins increased to 24.5% in the current period from 19.3% due to R&D and S&M cost reductions, including R&D reductions related to the Impact disposition. International operating margins decreased to a negative 2.5% from 9.2%.

AS income from operations was $29.5 million, a 37.4% margin, for the quarter ended September 30, 2017 compared to $30.0 million, a 38.2% margin, for the same quarter a year ago. U.S. margins decreased to 39.2% in the current quarter from 40.2% due to investments in S&M and R&D. International operating margins increased to 21.0% from 17.9%.

AS income from operations was $58.0 million, a 37.6% margin, for the six months ended September 30, 2017 compared to $55.1 million, a 36.2% margin, for the same period a year ago. U.S. margins increased to 39.4% in the current period from 38.0% due to the increase in gross profit offset partially by investments in S&M and R&D. International operating margins increased to 20.7% from 19.4%.

Connectivity income from operations was $5.7 million, a 10.9% margin, for the quarter ended September 30, 2017 compared to $1.7 million, a 5.0% margin, for the same quarter a year ago. A $15.4 million increase in gross profit was partially offset by R&D and S&M investments.

Connectivity income from operations was $5.7 million, a 5.8% margin, for the six months ended September 30, 2017 compared to $2.0 million, a 3.0% margin, for the same period a year ago. A $25.4 million increase in gross profit was partially offset by R&D and S&M investments.

Corporate expenses were $25.8 million for the quarter ended September 30, 2017 compared to $26.8 million for the same quarter a year ago, and is 11.4% of total revenues compared to 12.3% in the prior year.

Corporate expenses were $51.7 million for the six months ended September 30, 2017 compared to $51.2 million for the same period a year ago, and is 11.8% of total revenues in both periods.

Other Expense, Income Taxes and Other Items
Interest expense was $2.5 million for the quarter ended September 30, 2017 compared to $1.7 million for the same quarter a year ago. The increase is primarily related to $70 million of borrowings in the third quarter of fiscal year 2017 related to the Arbor and Circulate acquisitions and an increase in the average rate of approximately 72 basis points.

Interest expense was $4.9 million for the six months ended September 30, 2017 compared to $3.5 million for the same period a year ago. The increase is primarily related to $70 million of borrowings in the third quarter of fiscal year 2017 related to the Arbor and Circulate acquisitions and an increase in the average rate of approximately 73 basis points. On June 20, 2017, the Company refinanced its debt facility to consist of a $600 million revolving credit facility, of which $230 million was outstanding at September 30, 2017.

Other income was $0.2 million for the quarter ended September 30, 2017 compared to other expense of $0.2 million for the same quarter a year ago. Other expense was $0.5 million for the six-month period ended September 30, 2017 compared to other income of $0.1 million for the same period a year ago. Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported. The current year to date period includes $0.7 million for accelerated deferred debt costs related to the debt refinancing.

Income tax expense was $1.5 million on pretax loss of $1.9 million for the quarter ended September 30, 2017 compared to income tax benefit of $1.9 million on pretax income of $5.2 million for the same quarter last year. The effective tax rate for the current quarter was impacted by nondeductible share–based compensation related to the Arbor and Circulate acquisitions. In the quarter ended September 30, 2017, the Company also recognized a tax benefit of $0.5 million related to net excess tax benefits from share–based compensation. During the quarter ended September 30, 2016, the Company recorded a $4.1 million income tax benefit related to the disposition of the Acxiom Impact business.

Income tax benefit was $6.0 million on pretax loss of $10.6 million for the six months ended September 30, 2017 compared to income tax expense of $0.8 million on pretax income of $11.9 million for the same period last year. The effective tax rate for the six months ended September 30, 2017 was impacted by nondeductible share–based compensation related to the Arbor and Circulate acquisitions. In the six months ended September 30, 2017, the Company also recognized tax benefits of $2.0 million related to net excess tax benefits from share–based compensation. During the six months ended September 30, 2016, the Company recorded a $4.1 million income tax benefit related to the disposition of the Acxiom Impact business.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at September 30, 2017 totaled $203.1 million, a $64.8 million increase when compared to $138.3 million at March 31, 2017, due primarily to the debt refinancing, as the amended credit agreement does not require periodic principal debt service.

The Company’s cash is primarily located in the United States.  Approximately $16.5 million of the total cash balance of $169.5 million, or approximately 9.7%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 58 days at September 30, 2017 compared to 57 days at March 31, 2017, and is calculated as follows (dollars in thousands):

	September 30, 2017	March 31, 2017
Numerator – trade accounts receivable, net	$141,285	$142,768
Denominator:
Quarter revenue	225,240	224,867
Number of days in quarter	92	90
Average daily revenue	$2,448	$2,499
Days sales outstanding	58	57

Net cash provided by operating activities was $32.8 million for the six months ended September 30, 2017, compared to $36.2 million in the same period a year ago.  The $3.4 million decrease resulted primarily from the net loss of $4.6 million in the current period compared to net earnings of $11.1 in the prior year period.

Investing activities used cash of $18.1 million during the six months ended September 30, 2017 compared to $11.7 million in the same period a year ago. Investing activities primarily consisted of capital expenditures ($14.5 million compared to $20.5 million in the prior period), capitalization of software ($7.1 million compared to $7.9 million in the prior period) and net cash received in the disposition of the U.S. Impact business ($4.0 million compared to $17.0 million in the prior period).

Financing activities used cash of $16.2 million during the six months ended September 30, 2017 compared to $37.9 million in the same period a year ago. Proceeds from the debt refinancing of $230.0 million were used to pay off the outstanding $225 million term and revolving loan balances, with interest, along with $4.0 million in fees related to the restated credit agreement. Other financing activities consisted of treasury stock purchases of $19.8 million (0.9 million shares of the Company's common stock pursuant to the board of directors' approved stock repurchase plan) compared to $30.5 million in the prior period (1.3 million shares).

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016 (see Note 2 - Earnings Per Share). Under the modified common stock repurchase program, the Company may purchase up to $400 million of its common stock through the period ending June 30, 2018. During the six months ended September 30, 2017, the Company repurchased 0.9 million shares of its common stock for $19.8 million. Through September 30, 2017, the Company had repurchased a total of 17.7 million shares of its stock for $305.5 million, leaving remaining capacity of $94.5 million under the program.

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

Off-Balance Sheet Items and Commitments

In connection with the Acxiom Impact disposition, the Company assigned a facility lease to the buyer of the business. The Company guaranteed the facility lease as required by the asset disposition agreement. Should the assignee default, the Company would be required to perform under the terms of the facility lease, which continues through September 2021. At September 30, 2017, the Company's maximum potential future rent payments subject to this guarantee totaled $2.4 million.

There were no material outstanding letters of credit at September 30, 2017 or March 31, 2017.

Contractual Commitments
The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2017.   The table does not include the future payment of liabilities related to uncertain tax positions of $5.5 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2018 represent the remaining six months ending March 31, 2018.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Revolving credit borrowings	$—	$—	$—	$—	$—	$230,000	$230,000
Other debt	1,170	1,583	1,362	348	—	—	4,463
Total long-term debt	1,170	1,583	1,362	348	—	230,000	234,463
Operating leases	10,239	19,152	14,530	14,156	13,823	17,373	89,273
Total contractual cash obligations	$11,409	$20,735	$15,892	$14,504	$13,823	$247,373	$323,736

	For the years ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Total purchase commitments	$23,826	$19,981	$15,521	$7,787	$834	$—	$67,949

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2018 of $5.3 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of September 30, 2017 (dollars in thousands):

Lease guarantees	$2,404
Surety bonds	$405

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

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Germany, Poland, Australia, China and Japan. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries subject to limitations in the Company’s revolving credit facility. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP.  These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The consolidated financial statements in the Company’s 2017 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2017 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

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

•
the possibility that, in the event a change of control of the Company is sought, certain clients may attempt to invoke provisions in their contracts allowing for termination upon a change in control, which may result in a decline in revenue and profit;

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

•	the possibility that we may experience processing errors that result in credits to customers, re-performance of services or payment of damages to customers; and

•	general and global negative economic conditions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
July 2017	—	n/a	—	$114,250,978
August 2017	600,000	22.77	600,000	100,590,458
September 2017	260,000	23.52	260,000	94,474,907
Total	860,000	23.00	860,000	$94,474,907

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. Through September 30, 2017, the Company had repurchased a total of 17.7 million shares of its stock for $305.5 million, leaving remaining capacity of $94.5 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1	Offer Memorandum from Acxiom Corporation to Anneka Gupta dated September 8, 2017

10.2	Offer Memorandum from Acxiom Corporation to James Arra dated September 8, 2017

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2017, and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Operations for the Six Months ended September 30, 2017 and 2016, (iv)Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Six Months ended September 30, 2017 and 2016, (vi) Condensed Consolidated Statement of Equity for the Six Months ended September 30, 2017, (vii) Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: November 3, 2017

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)