Form 10-Q
period 2017-12-31
ACXIOM CORP
filed 2018-02-07
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of February 2, 2018 was 79,100,637.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
December 31, 2017

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2017	March 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$177,807	$170,343
Trade accounts receivable, net	155,634	142,768
Refundable income taxes	6,365	7,098
Other current assets	42,357	48,310
Total current assets	382,163	368,519

Property and equipment, net of accumulated depreciation and amortization	153,039	155,974
Software, net of accumulated amortization	37,489	47,638
Goodwill	592,827	592,731
Purchased software licenses, net of accumulated amortization	7,775	7,972
Deferred income taxes	9,621	10,261
Other assets, net	43,576	51,443
	$1,226,490	$1,234,538
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$1,837	$39,819
Trade accounts payable	46,211	40,208
Accrued payroll and related expenses	36,592	53,238
Other accrued expenses	53,999	59,861
Deferred revenue	34,169	37,087
Total current liabilities	172,808	230,213

Long-term debt	227,943	189,241
Deferred income taxes	34,300	58,374
Other liabilities	17,328	17,730
Commitments and contingencies
Equity:
Common stock	13,552	13,288
Additional paid-in capital	1,216,565	1,154,429
Retained earnings	623,156	602,609
Accumulated other comprehensive income	9,826	7,999
Treasury stock, at cost	(1,088,988)	(1,039,345)
Total equity	774,111	738,980
	$1,226,490	$1,234,538

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	December 31,
	2017	2016
Revenues	$234,871	$223,312
Cost of revenue	115,920	116,468
Gross profit	118,951	106,844
Operating expenses:
Research and development	23,318	20,950
Sales and marketing	53,730	43,048
General and administrative	30,886	31,620
Gains, losses and other items, net	(41)	2,111
Total operating expenses	107,893	97,729
Income from operations	11,058	9,115
Other income (expense):
Interest expense	(2,566)	(1,743)
Other, net	419	35
Total other expense	(2,147)	(1,708)
Income before income taxes	8,911	7,407
Income taxes (benefit)	(14,030)	6,334
Net earnings	$22,941	$1,073

Basic earnings per share	$0.29	$0.01

Diluted earnings per share	$0.28	$0.01

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the nine months ended
	December 31,
	2017	2016
Revenues	$672,625	$655,380
Cost of revenue	344,952	359,392
Gross profit	327,673	295,988
Operating expenses:
Research and development	70,894	58,631
Sales and marketing	152,288	118,243
General and administrative	95,166	91,993
Gains, losses and other items, net	3,521	2,724
Total operating expenses	321,869	271,591
Income from operations	5,804	24,397
Other income (expense):
Interest expense	(7,432)	(5,244)
Other, net	(61)	135
Total other expense	(7,493)	(5,109)
Income (loss) before income taxes	(1,689)	19,288
Income taxes (benefit)	(19,994)	7,099
Net earnings	$18,305	$12,189

Basic earnings per share	$0.23	$0.16

Diluted earnings per share	$0.22	$0.15

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the three months ended
	December 31,
	2017	2016
Net earnings	$22,941	$1,073
Other comprehensive income:
Change in foreign currency translation adjustment	416	(1,340)
Unrealized gain on interest rate swap	—	21
Other comprehensive income	416	(1,319)
Comprehensive income	$23,357	$(246)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2017	2016
Net earnings	$18,305	$12,189
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,827	(2,410)
Unrealized gain on interest rate swap	—	117
Other comprehensive income (loss)	1,827	(2,293)
Comprehensive income	$20,132	$9,896

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED DECEMBER 31, 2017
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2017	132,875,373	$13,288	$1,154,429	$602,609	$7,999	(54,582,392)	$(1,039,345)	$738,980
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	384	2,242	—	—	—	$2,626
Employee stock awards, benefit plans and other issuances	805,768	80	15,229	—	—	(389,912)	(10,202)	$5,107
Non-cash stock-based compensation	487,385	49	46,658	—	—	—	—	$46,707
Restricted stock units vested	1,351,652	135	(135)	—	—	—	—	$—
Acquisition of treasury stock	—	—	—	—	—	(1,588,964)	(39,441)	$(39,441)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,827	—	—	$1,827
Net earnings	—	—	—	18,305	—	—	—	$18,305
Balances at December 31, 2017	135,520,178	$13,552	$1,216,565	$623,156	$9,826	(56,561,268)	$(1,088,988)	$774,111

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$18,305	$12,189
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,719	61,097
Loss (gain) on disposal or impairment of assets	2,646	(520)
Accelerated deferred debt costs	720	—
Deferred income taxes	(20,451)	(1,982)
Non-cash stock compensation expense	46,707	33,955
Changes in operating assets and liabilities:
Accounts receivable, net	(11,432)	(6,161)
Other assets	(1,277)	8,653
Accounts payable and other liabilities	(18,232)	(11,819)
Deferred revenue	(4,314)	(10,247)
Net cash provided by operating activities	76,391	85,165

Cash flows from investing activities:
Capitalized software development costs	(10,332)	(11,171)
Capital expenditures	(26,950)	(30,096)
Data acquisition costs	(621)	(463)
Equity investments	(1,000)	—
Net cash received from disposition	4,000	16,988
Net cash paid in acquisitions	—	(137,383)
Net cash used in investing activities	(34,903)	(162,125)

Cash flows from financing activities:
Proceeds from debt	230,000	70,000
Payments of debt	(226,732)	(24,173)
Fees for debt refinancing	(4,001)	—
Sale of common stock, net of stock acquired for withholding taxes	5,107	9,670
Excess tax benefits from stock-based compensation	—	1,785
Acquisition of treasury stock	(39,441)	(30,542)
Net cash provided by (used) in financing activities	(35,067)	26,740

Effect of exchange rate changes on cash	1,043	(1,559)

Net change in cash and cash equivalents	7,464	(51,779)
Cash and cash equivalents at beginning of period	170,343	189,629
Cash and cash equivalents at end of period	$177,807	$137,850

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2017	2016
Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,712	$5,301
Income taxes, net of refunds	1,152	4,796

Non-cash investing and financing activities:
Leasehold improvements paid directly by lessor	978	—

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom,” we, us or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”).  In the opinion of the Registrant’s management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2017 (“2017 Annual Report”), as filed with the Commission on May 26, 2017.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2017 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which is intended to improve the accounting for stock-based payment transactions as part of the FASB's simplification initiative. The ASU changes five aspects of the accounting for stock-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest or the date of option exercises. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur.
We adopted ASU No. 2016-09 during the current fiscal year, which required us to reflect any adjustments as of April 1, 2017. We elected to account for forfeitures as they occur rather than estimating expected forfeitures. We recorded the cumulative impact of adoption through an increase in retained earnings of $2.2 million, of which $2.6 million related to deferred tax assets from certain federal and state research tax credit carryforwards attributable to excess tax benefits from stock-based compensation that had not been previously recognized, offset by $0.4 million related to elimination of the forfeiture pool. We elected to prospectively adopt the effect on the statement of cash flows and accordingly, did not restate the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2016.
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

In May 2014, the FASB issued update ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09 and the subsequent amendments, collectively, "Topic 606"). Topic 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. The effective date for the Company is the first quarter of fiscal 2019 using either of two methods: (i) retrospective application to each prior reporting period presented with the option to elect certain practical expedients; or (ii) retrospective application with the cumulative effect recognized at the date of initial application and providing certain additional disclosures. The Company has completed its preliminary assessment of the new standard and is continuing assessment as we complete implementation design activities. We plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (ii), and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. We are also continuing to evaluate the provisions of Topic 606 related to costs of obtaining customer contracts.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.    EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Basic earnings per share:
Net earnings	$22,941	$1,073	$18,305	$12,189

Basic weighted-average shares outstanding	79,043	77,507	78,983	77,475

Basic earnings per share	$0.29	$0.01	$0.23	$0.16

Diluted earnings per share:
Basic weighted-average shares outstanding	79,043	77,507	78,983	77,475
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,826	2,344	2,611	2,019
Diluted weighted-average shares outstanding	81,869	79,851	81,594	79,494

Diluted earnings per share	$0.28	$0.01	$0.22	$0.15

Options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (shares in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Number of shares outstanding under options, warrants and restricted stock units	97	156	89	345
Range of exercise prices for options	$32.85	$32.85	$32.85	$20.27-$32.85

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. During the nine months ended December 31, 2017, the Company repurchased 1.6 million shares of its common stock for $39.4 million.  Through December 31, 2017, the Company had repurchased a total of 18.4 million shares of its stock for $325.2 million, leaving remaining capacity of $74.8 million under the stock repurchase program.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $9.8 million and $8.0 million at December 31, 2017 and March 31, 2017, respectively, reflect accumulated foreign currency translation adjustments.

3.    SHARE-BASED COMPENSATION:

Share-based Compensation Plans
The Company has stock option and equity compensation plans for which a total of 34.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  These plans provide that the exercise prices of qualified options will be at or above the fair market value of the common stock at the time of the grant.  Board policy requires that nonqualified options also be priced at or above the fair market value of the common stock at the time of grant.  At December 31, 2017, there were a total of 6.2 million shares available for future grants under the plans.

During the quarter ended June 30, 2017, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan to increase the number of shares available under the plan from 28.4 million shares to 32.9 million shares, bringing the total number of shares reserved for issuance since inception of the plans from 30.0 million shares at March 31, 2017 to 34.5 million shares at December 31, 2017. That amendment received shareholder approval at the August 8, 2017 annual shareholders' meeting.

Stock Option Activity
Stock option activity for the nine months ended December 31, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	3,033,071	$13.14
Performance units converted to options	299,641	$21.32
Exercised	(526,842)	$15.05		$6,044
Forfeited or canceled	(88,870)	$20.08
Outstanding at December 31, 2017	2,717,000	$13.45	5.7	$38,448
Exercisable at December 31, 2017	2,109,993	$13.53	5.1	$29,701

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on December 31, 2017.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of December 31, 2017 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	690,169	6.4 years	$1.68	474,434	$1.77
$10.00	—	$19.99	1,262,595	4.9 years	$14.94	1,076,909	$14.47
$20.00	—	$24.99	744,684	6.6 years	$21.31	539,098	$21.33
$25.00	—	$32.85	19,552	5.9 years	$32.85	19,552	$32.85
			2,717,000	5.7 years	$13.45	2,109,993	$13.53

Total expense related to stock options for the nine months ended December 31, 2017 and 2016 was approximately $4.1 million and $5.4 million, respectively. Future expense for these options is expected to be approximately $7.1 million in total over the next four years.

Performance Stock Option Unit Activity
Performance stock option unit activity for the nine months ended December 31, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	555,123	$21.41
Performance units converted to options	(183,322)	$21.41
Forfeited or canceled	(25,201)	$21.32
Outstanding at December 31, 2017	346,600	$21.41	1.9	$2,131
Exercisable at December 31, 2017	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2017, 183,322 reached maturity of the relevant performance period at March 31, 2017.  During the quarter ended June 30, 2017, the units vested at an approximate 163% attainment level resulting in issuance of 299,641 stock options having a weighted average exercise price of $21.32.

Total expense related to performance stock option units for the nine months ended December 31, 2017 and 2016 was $0.9 million and $1.0 million, respectively.  Future expense for these performance stock option units is expected to be approximately $2.1 million in total over the next four years.

Stock Appreciation Right ("SAR") Activity
SAR activity for the nine months ended December 31, 2017 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	245,404	$40.00
Forfeited or canceled	(245,404)	$40.00
Outstanding at December 31, 2017	—	$—	—	$—

All of the SAR units outstanding at March 31, 2017 reached maturity of the relevant performance period on March 31, 2017. The units achieved a 100% performance attainment level. However, application of the vesting multiplier resulted in zero shares granted and cancellation of all the units during the quarter ended June 30, 2017.

Restricted Stock Unit Activity
During the nine months ended December 31, 2017, the Company granted time-vesting restricted stock units covering 1,687,416 shares of common stock with a fair value at the date of grant of $44.2 million. Of the restricted stock units granted in the current period, 358,812 vest in equal annual increments over four years, 106,571 vest in equal annual increments over three years, 1,008,851 vest 25% at the one-year anniversary and 75% in equal quarterly increments over the subsequent three years, 174,368 vest 50% at the one-year anniversary and 50% in equal quarterly increments over the following year, and 38,814 vest in one year. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

Non-vested time-vesting restricted stock unit activity for the nine months ended December 31, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	3,307,577	$22.57	2.45
Granted	1,687,416	$26.17
Vested	(1,067,370)	$22.30
Forfeited or canceled	(345,581)	$23.36
Outstanding at December 31, 2017	3,582,042	$24.27	2.48

During the nine months ended December 31, 2017, the Company granted performance-based restricted stock units covering 425,880 shares of common stock having a fair value at the date of grant of $11.2 million.  Of the performance-based restricted stock units granted in the current period, 221,746 units - having a fair value at the date of grant of $6.2 million, determined using a Monte Carlo simulation model - vest subject to attainment of performance criteria established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 221,746 units may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies (“TSR”) established by the compensation committee for the period from April 1, 2017 to March 31, 2020.

Of the performance-based restricted stock units granted in the current period, 87,184 units - having a fair value at the date of grant of $2.1 million, based on the quoted market price for the shares on the date of grant - vest over two periods, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. At the end of the first year, the performance units may vest in a number of shares, from zero to 75% of the initial award. At the end of the second year, the performance units may vest in a number of shares, from zero to 150% of the initial award, less the number of shares awarded at completion of year one. The units will vest based on the attainment of certain revenue growth initiatives for the period from October 1, 2017 to September 30, 2019.

The remaining 116,950 performance-based restricted stock units granted in the current period - having a fair value at the date of grant of $2.9 million, based on the quoted market price for the shares on the date of grant - vest in three equal tranches, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. Each of the three tranches may vest in a number of shares, from zero to 300% of the initial award, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2018, 2019, and 2020, respectively.

Non-vested performance-based restricted stock unit activity for the nine months ended December 31, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	732,711	$20.89	1.13
Granted	425,880	$26.22
Additional earned performance shares	94,775	$19.46
Vested	(252,760)	$19.46
Forfeited or canceled	(48,422)	$22.00
Outstanding at December 31, 2017	952,184	$23.45	1.37

Of the performance-based restricted stock units outstanding at March 31, 2017, 157,985 related to a performance period ended March 31, 2017.  During the quarter ended June 30, 2017, the units vested at a 160% attainment level based on performance results approved by the compensation committee, resulting in issuance of 252,760 shares of common stock, of which 94,775 were the additional earned performance shares referenced in the table above.

Of the performance-based restricted stock units outstanding at December 31, 2017, 251,399 will reach maturity of the relevant performance period at March 31, 2018. The units are expected to vest at an approximate 200% attainment level, resulting in issuance of approximately 502,798 shares of common stock, before consideration of the TSR multiplier, in the first quarter of fiscal 2019.

Total expense related to restricted stock for the nine months ended December 31, 2017 and 2016 was approximately $29.5 million and $24.4 million, respectively.  Future expense for restricted stock units is expected to be approximately $11.8 million for the three months ending March 31, 2018, $36.0 million in fiscal 2019, $24.6 million in fiscal 2020, $11.7 million in fiscal 2021, and $2.0 million in fiscal 2022.

Other Performance Unit Activity
Other performance-based stock unit activity for the nine months ended December 31, 2017 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	597,193	$4.14	0.30
Vested	(24,573)	$2.94
Forfeited or canceled	(461,509)	$3.92
Outstanding at December 31, 2017	111,111	$5.33	0.25

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

The remaining 111,111 performance-based units outstanding at December 31, 2017 will reach maturity of the relevant performance period on March 31, 2018. The units are expected to achieve a 100% performance attainment level. However, application of the share price adjustment factor is expected to result in an approximate 75% reduction in shares granted, in the first quarter of fiscal 2019.

Total expense related to other performance units for the nine months ended December 31, 2017 and 2016 was $0.1 million and $0.7 million, respectively.  Future expense for these performance units is expected to be approximately $0.1 million over the next three months ending March 31, 2018.

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

Total expense related to the Holdback Agreement for the nine months ended December 31, 2017 was approximately $11.5 million.

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

Revenue and income from operations from the disposed Impact email business are shown below (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$20,375
Income from operations	$—	$—	$—	$120

5.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Prepaid expenses and other	$28,246	$25,714
Escrow deposit	—	5,880
Note receivable	—	4,000
Assets of non-qualified retirement plan	14,111	12,716
Other current assets	$42,357	$48,310

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Acquired intangible assets, net	$36,183	$43,884
Deferred data acquisition costs	982	1,116
Other miscellaneous noncurrent assets	6,411	6,443
Noncurrent assets	$43,576	$51,443

6.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Accrued purchase consideration	$—	$5,880
Liabilities of non-qualified retirement plan	14,111	12,716
Other accrued expenses	39,888	41,265
Other accrued expenses	$53,999	$59,861

7.    GOODWILL:

The following table summarizes Goodwill activity, by segment, for the nine months ended December 31, 2017 (dollars in thousands):

	Marketing Services	Audience Solutions	Connectivity	Total
Balance at March 31, 2017	$118,890	$273,448	$200,393	$592,731
Arbor adjustment	—	—	(21)	(21)
Change in foreign currency translation adjustment	82	—	35	117
Balance at December 31, 2017	$118,972	$273,448	$200,407	$592,827

Goodwill by component included in each segment as of December 31, 2017 was:

	Marketing Services	Audience Solutions	Connectivity	Total
U.S.	$110,910	$273,448	$196,812	$581,170
APAC	8,062	—	3,595	11,657
Balance at December 31, 2017	$118,972	$273,448	$200,407	$592,827

8.    LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	December 31, 2017	March 31, 2017
Term loan credit agreement	$—	$155,000
Revolving credit borrowings	230,000	70,000
Other debt	3,881	5,612
Total long-term debt	233,881	230,612

Less current installments	1,837	39,819
Less deferred debt financing costs	4,101	1,552
Long-term debt, excluding current installments and deferred debt financing costs	$227,943	$189,241

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

The revolving loan borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread. At December 31, 2017, the revolving loan borrowing bears interest at LIBOR plus a credit spread of 2%.  The weighted-average interest rate on revolving credit borrowings at December 31, 2017 was 3.6%.  There were no material outstanding letters of credit at December 31, 2017 or March 31, 2017.

Under the terms of the restated credit agreement, the Company is required to maintain certain debt-to-cash flow and interest coverage ratios, among other restrictions.  At December 31, 2017, the Company was in compliance with these covenants and restrictions.

9.    ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $6.3 million at December 31, 2017 and $6.1 million at March 31, 2017.

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

Operating expenses, excluding non-cash stock compensation expense and purchased intangible asset amortization, are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified products supported.

•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.

•	General and administrative expenses are generally not allocated to the segments unless directly attributable.

•	Gains, losses and other items, net are not allocated to the segment groups.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents information by business segment (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues:
Marketing Services	$94,457	$101,177	$280,093	$316,571
Audience Solutions	84,436	83,399	238,984	235,669
Connectivity	55,978	38,736	153,548	103,140
Total segment revenues	$234,871	$223,312	$672,625	$655,380

Gross profit(1):
Marketing Services	$35,798	$37,494	$101,476	$109,440
Audience Solutions	52,821	53,120	148,352	143,030
Connectivity	37,914	23,091	100,730	60,509
Total segment gross profit	$126,533	$113,705	$350,558	$312,979

Income from operations(1):
Marketing Services	$22,063	$21,127	$63,721	$61,109
Audience Solutions	33,112	34,572	91,151	89,640
Connectivity	6,808	1,877	12,475	3,831
Total segment income from operations	$61,983	$57,576	$167,347	$154,580
(1) Gross profit and income from operations reflect only the direct and allocable controllable costs of each segment and do not include allocations of corporate expenses (primarily general and administrative expenses) and gains, losses, and other items, net. Additionally, segment gross profit and income from operations do not include non-cash stock compensation expense and purchased intangible asset amortization.

The following table reconciles total segment gross profit to gross profit and total operating segment income from operations to income from operations (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Total segment gross profit	$126,533	$113,705	$350,558	$312,979

Less:
Purchased intangible asset amortization	5,971	4,621	17,958	12,588
Non-cash stock compensation	1,611	2,240	4,927	4,403
Gross profit	$118,951	$106,844	$327,673	$295,988

Total segment income from operations	$61,983	$57,576	$167,347	$154,580

Less:
Corporate expenses (principally general and administrative)	23,862	24,184	75,582	75,342
Separation and transformation costs included in general and administrative	5,214	4,118	17,775	5,573
Gains, losses and other items, net	(41)	2,111	3,521	2,725
Purchased intangible asset amortization	5,971	4,621	17,958	12,588
Non-cash stock compensation	15,919	13,427	46,707	33,955
Income from operations	$11,058	$9,115	$5,804	$24,397

11.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the nine months ended December 31, 2017 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2017	$2,400	$4,308	$6,708
Restructuring charges and adjustments	1,476	2,068	3,544
Payments	(2,842)	(1,187)	(4,029)
December 31, 2017	$1,034	$5,189	$6,223

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheet.

Restructuring Plans

In the nine months ended December 31, 2017, the Company recorded a total of $3.5 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges of $1.5 million, lease accruals and adjustments of $1.0 million, and leasehold improvement write-offs of $1.1 million.

The associate-related accruals of $1.5 million relate to the termination of associates in the United States. Of the amount accrued, $0.3 million remained accrued as of December 31, 2017. These costs are expected to be paid out in fiscal 2018.

The lease accruals and adjustments of $1.0 million result from the Company's exit from certain leased office facilities. Of the amount accrued, together with the deferred rent credits of $1.4 million related to the space, $2.1 million remained accrued as of December 31, 2017.

In fiscal 2017, the Company recorded a total of $8.9 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $3.8 million, lease accruals and adjustments of $3.0 million, and leasehold improvement write-offs of $2.1 million. Of the associate-related accruals of $3.8 million, $0.2 million remained accrued as of December 31, 2017. These costs are expected to be paid out in fiscal 2018. The lease accruals and adjustments of $3.0 million resulted from the Company's exit from certain leased office facilities ($1.5 million) and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million). Of the amount accrued for fiscal 2017 lease accruals, $2.3 million remained accrued as of December 31, 2017.

In fiscal 2016, the Company recorded a total of $12.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $8.6 million, lease termination charges and accruals of $3.0 million, and leasehold improvement write-offs of $0.4 million. Of the associate-related accruals of $8.6 million, $0.2 million remained accrued as of December 31, 2017. These amounts are expected to be paid out in fiscal 2018. The lease termination charges and accruals of $3.0 million were fully paid during fiscal 2016.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $13.3 million, $0.3 million remained accrued as of December 31, 2017.  These amounts are expected to be paid out in fiscal 2018. Of the lease accruals of $6.5 million, $0.8 million remained accrued as of December 31, 2017.

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

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Restructuring plan charges and adjustments	$(18)	$899	$3,545	$2,107
Gain on disposition of Impact email business	—	(155)	—	(784)
Arbor and Circulate acquisition-related costs	—	1,365	—	1,365
Other	(23)	2	(24)	36
	$(41)	$2,111	$3,521	$2,724

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 23 years of $84.5 million.

In connection with the Impact email disposition during fiscal 2017, the Company assigned a facility lease to the buyer of the business. The Company guaranteed the facility lease as required by the asset disposition agreement. Should the assignee default, the Company would be required to perform under the terms of the facility lease, which continues through September 2021. At December 31, 2017, the Company’s maximum potential future rent payments under this guarantee totaled $2.3 million.

13.    INCOME TAX:

On December 22, 2017, the United States (“U.S.”) enacted significant changes to U.S. tax law following the passage of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), and numerous other changes to business-related deductions.

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”).  Because the Effective Date does not fall on the first day of our fiscal year, we are required to apply a blended tax rate for the entire fiscal year by applying a prorated percentage of the number of days before and after the Effective Date.  As a result of the Tax Act, we have determined that our U.S. federal statutory corporate income tax rate will be 31.5% for the fiscal year ending March 31, 2018.

We recorded a $20.3 million benefit for the remeasurement of net deferred tax liabilities, which was included in income tax expense (benefit) in the Company's Condensed Consolidated Statements of Operations. We remeasured our deferred taxes to reflect the reduced Federal tax rate that will apply when these deferred taxes are settled or realized in future periods. To calculate the remeasurement of deferred taxes we estimated the periods during which the existing deferred taxes will be settled or realized. The remeasurement of deferred taxes included in our condensed consolidated financial statements will be subject to further revisions if our current estimates are different from our actual future operating results.

Given the Company's aggregate deficit related to foreign earnings and profits, we have determined that the Company will not incur a Transition Tax liability.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act.  The SEC staff (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. The adjustments to net deferred tax liabilities are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of the cumulative temporary differences, including those related to immediate deduction for qualified property, and our interpretations of the application of the Tax Act.

We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) on the Company, which are not effective until fiscal year 2019.  The Company has not recorded any impact associated with either GILTI or BEAT in the tax rate for the third quarter of fiscal year 2018.

Within the calculation of its annual effective tax rate the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  For example, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity to the Tax Act, which could have an impact on the annual effective tax rate.

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

As a result of adopting ASU 2016–09 during the first quarter of the current fiscal year, all excess tax benefits and deficiencies from stock–based compensation are recognized as income tax benefit and expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. For the three months and nine months ended December 31, 2017, the Company recognized discrete income tax expense of $0.1 million and benefit of $1.9 million, respectively, related to net excess tax benefits and deficiencies.

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

Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At December 31, 2017, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets measured at fair value as of December 31, 2017 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,111	$—	$—	$14,111
Total assets	$14,111	$—	$—	$14,111

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

Acxiom is a Delaware corporation founded in 1969 in Conway, Arkansas. Our common stock is listed on the NASDAQ Global Select Market under the symbol “ACXM.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our client list includes many of the world’s largest and best-known brands across most major industry verticals, including but not limited to financial, insurance and investment services, automotive, retail, telecommunications, high tech, healthcare, travel, entertainment, non-profit, and government.

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

IdentityLink is sold to brands and the companies brands partner to execute their marketing, including marketing technology providers, data providers, publishers and agencies.

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

Summary Results and Notable Events

A summary of the quarter ended December 31, 2017 is presented below:

•	Revenues were $234.9 million, a 5.2% increase from $223.3 million in the same quarter a year ago.

•	Cost of revenue was $115.9 million, a 0.5% decrease from $116.5 million in the same quarter a year ago.

•	Gross margin increased to 50.6% from 47.8% in the same quarter a year ago.

•	Total operating expenses were $107.9 million, a 10.4% increase from $97.7 million in the same quarter a year ago.

•	Cost of revenue and operating expenses for the quarters ended December 31, 2017 and 2016 include the following items:

◦	Non-cash stock compensation of $15.9 million and $13.4 million, respectively (cost of revenue and operating expenses)

◦	Purchased intangible asset amortization of $6.0 million and $4.6 million, respectively (cost of revenue)

◦	Separation and transformation costs of $5.2 million and $4.1 million, respectively (operating expenses)

◦	Restructuring charges and other adjustments of $0.0 million and $2.1 million, respectively (operating expenses)

•
Net earnings increased to $22.9 million or $0.28 per diluted share compared to net earnings of $1.1 million or $0.01 per diluted share in the same quarter a year ago. The increase is primarily due to recent changes as a result of the Tax Act, including a $20.3 million one-time benefit for the remeasurement of net deferred tax liabilities.

•	Net cash provided by operating activities of $43.6 million, a $5.3 million decrease compared to $48.9 million in the same quarter a year ago.

•	The Company repurchased 0.7 million shares of its common stock for $19.7 million under the Company's common stock repurchase program.

This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended December 31, 2017.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2017	2016	Change	2017	2016	Change
Revenues	$234,871	$223,312	5	$672,625	$655,380	3
Cost of revenue	115,920	116,468	(1)	344,952	359,392	(4)
Gross profit	118,951	106,844	11	327,673	295,988	11
Total operating expenses	107,893	97,729	10	321,869	271,591	19
Income from operations	11,058	9,115	21	5,804	24,397	(76)
Net earnings	22,941	1,073	2,038	18,305	12,189	50
Diluted earnings per share	$0.28	$0.01	2,700	$0.22	$0.15	47

Revenues
The Company's revenues by reporting segment for the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
Revenues	2017	2016	Change	2017	2016	Change
Marketing Services	$94,457	$101,177	(7)	$280,093	$316,571	(12)
Audience Solutions	84,436	83,399	1	238,984	235,669	1
Connectivity	55,978	38,736	45	153,548	103,140	49
Total revenues	$234,871	$223,312	5	$672,625	$655,380	3

Total revenues were $234.9 million, an increase of 5.2%, or $11.6 million, from $223.3 million in the same quarter a year ago. Strong revenue growth in Connectivity ($17.2 million) was partially offset by a decline in MS of $6.7 million due to non-recurring transactions in the prior year of $4.8 million as well as volume and contract reductions. The impact of exchange rates was positive by approximately $1.5 million.

Total revenues were $672.6 million, an increase of 2.6%, or $17.2 million for the nine months ended December 31, 2017. Strong revenue growth in Connectivity ($50.4 million) was partially offset by items totaling $22.8 million: the disposition of the Acxiom Impact business ($20.4 million) and the transition of the Australia operations to a Connectivity focused business ($2.4 million reduction in MS and AS).

MS revenue for the quarter ended December 31, 2017 was $94.5 million, a $6.7 million, or 6.6%, decrease compared to the same quarter a year ago. On a geographic basis, U.S. MS revenue decreased $5.3 million, or 5.7%, due to non-recurring transactions in the prior year of $4.8 million and volume and contract reductions. International MS revenue decreased $1.4 million, or 16.8%. By line of business, Marketing Database revenue decreased $6.8 million (U.S. $4.5 million, Europe $1.1 million and APAC $0.6 million), while Strategy and Analytics was flat quarter over quarter.

MS revenue for the nine months ended December 31, 2017 was $280.1 million, a $36.5 million, or 11.5%, decrease compared to the same period a year ago. On a geographic basis, U.S. MS revenue decreased $33.8 million, or 11.5%, due to the sale of Acxiom Impact ($20.4 million) and other volume and contract reductions. International MS revenue decreased $2.7 million, or 11.4%. By line of business, Marketing Database revenue decreased $13.3 million (U.S. $9.9 million, Europe $2.7 million and APAC $0.7 million), Strategy and Analytics revenue declined $2.6 million (primarily U.S.) and Impact declined due to the sale of Acxiom Impact.

AS revenue for the quarter ended December 31, 2017 was $84.4 million, a $1.0 million, or 1.2%, increase compared to the same quarter a year ago. On a geographic basis, U.S. AS revenue increased $0.2 million, or 0.2%, due to increases of $1.3 million in Consumer Data and Recognition, offset by a reduction in Digital Data business. International AS revenue increased $0.9 million, or 9.4%, primarily from Europe Digital Data. By line of business, AS revenue growth in Recognition ($1.2 million) and Global Data Sales ($1.1 million) was offset by a reduction in Digital Data ($1.2 million) through our publisher and digital partner network.  As the Digital Data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data relationships.  In fact, one significant publisher relationship recently converted to a license-based arrangement.  As a result, we would expect more significant revenue declines in our fiscal 2018 fourth quarter. These trends may continue into fiscal 2019.

AS revenue for the nine months ended December 31, 2017 was $239.0 million, a $3.3 million, or 1.4%, increase compared to the same period a year ago. On a geographic basis, U.S. AS revenue increased $2.3 million, or 1.1%, due to an increase of $8.3 million in Digital Data business offset by decreases in Consumer Data and Recognition. International AS revenue increased $1.1 million, or 4.3%, primarily in Europe. By line of business, AS revenue growth in Digital Data ($11.7 million), through our publisher and digital partner network, was offset by declines in Consumer Data ($8.9 million) and Recognition ($1.6 million).  As the Digital Data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data relationships.

Connectivity revenue for the quarter ended December 31, 2017 was $56.0 million, a $17.2 million, or 44.5%, increase compared to the same quarter a year ago. The increase was due to LiveRamp growth. On a geographic basis, U.S. Connectivity revenue increased $14.6 million, or 40.4%, from the same quarter a year ago. International Connectivity revenue increased $2.6 million, or 100.2%.

Connectivity revenue for the nine months ended December 31, 2017 was $153.5 million, a $50.4 million, or 48.9%, increase compared to the same period a year ago. The increase was due to LiveRamp growth. On a geographic basis, U.S. Connectivity revenue increased $44.7 million, or 46.7%, from the same period a year ago. International Connectivity revenue increased $5.7 million, or 76.6%.

Cost of revenue and Gross profit
The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2017	2016	Change	2017	2016	Change
Cost of revenue	$115,920	$116,468	(1)	$344,952	$359,392	(4)
Gross profit	$118,951	$106,844	11	$327,673	$295,988	11
Gross margin %	50.6	47.8	6	48.7	45.2	8

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

Cost of revenue was $115.9 million for the quarter ended December 31, 2017, a $0.5 million, or 0.5%, decrease from the same quarter a year ago. Gross margins increased to 50.6% compared to 47.8% in the prior year. The gross margin increase is due to the Connectivity revenue increases and MS cost efficiencies. U.S. gross margins increased to 51.7% in the current year from 49.0% in the prior year again due to the Connectivity revenue growth and MS efficiencies. International gross margins increased to 40.3% from 35.8%.

Cost of revenue was $345.0 million for the nine months ended December 31, 2017, a $14.4 million, or 4.0%, decrease from the same period a year ago, due primarily to the disposition of Acxiom Impact ($18.2 million). Gross margins increased to 48.7% compared to 45.2% in the prior year. The gross margin increase is due to the Connectivity revenue increases and MS cost efficiencies. U.S. gross margins increased to 50.0% in the current year from 46.3% for the same reasons. International gross margins increased to 35.2% from 32.5%.

Operating Expenses
The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
Operating expenses	2017	2016	Change	2017	2016	Change
Research and development	$23,318	$20,950	11	$70,894	$58,631	21
Sales and marketing	53,730	43,048	25	152,288	118,243	29
General and administrative	30,886	31,620	(2)	95,166	91,993	3
Gains, losses and other items, net	(41)	2,111	(102)	3,521	2,724	29
Total operating expenses	$107,893	$97,729	10	$321,869	$271,591	19

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $23.3 million for the quarter ended December 31, 2017, an increase of $2.4 million, or 11.3%, compared to the same quarter a year ago, and are 9.9% of total revenues compared to 9.4% in the prior year. The increase is due primarily to non-cash stock compensation of $0.6 million, and Connectivity and AS investments of $1.9 million and $0.4 million, respectively. The increase in non-cash stock compensation is largely related to the Arbor and Circulate acquisitions.

R&D expenses were $70.9 million for the nine months ended December 31, 2017, an increase of $12.3 million, or 20.9%, compared to the same period a year ago, and are 10.5% of total revenues compared to 8.9% in the prior year. The increase is due primarily to non-cash stock compensation of $4.0 million, and Connectivity and AS investments of $8.8 million and $1.6 million, respectively, offset partially by a decrease in MS of $2.8 million related mostly to the U.S. Impact disposition. The increase in non-cash stock compensation is largely related to the Arbor and Circulate acquisitions.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $53.7 million for the quarter ended December 31, 2017, an increase of $10.7 million, or 24.8%, compared to the same quarter a year ago, and are 22.9% of total revenues compared to 19.3% in the prior year. The increase is due to primarily to non-cash stock compensation of $3.9 million (largely related to the Arbor and Circulate acquisitions), and Connectivity investments of $8.3 million. The increases were partially offset by a decrease in MS ($2.5 million) due primarily to lower variable compensation.

S&M expenses were $152.3 million for the nine months ended December 31, 2017, an increase of $34.0 million, or 28.8%, compared to the same period a year ago, and are 22.6% of total revenues compared to 18.0% in the prior year. The increase is due to primarily to non-cash stock compensation of $11.9 million (largely related to the Arbor and Circulate acquisitions), and Connectivity investments of $23.6 million, corporate marketing of $4.2 million, and AS investments of $2.2 million. The increases were partially offset by a decrease in MS ($7.8 million) due primarily to lower variable compensation.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $30.9 million for the quarter ended December 31, 2017, a decrease of $0.7 million, or 2.3%, compared to the same quarter a year ago, and are 13.2% of total revenues compared to 14.2% in the prior year. The decrease is due primarily to a decrease in non-cash stock compensation of $1.5 million, incentive compensation accruals, and other cost savings offset by a $1.1 million increase in separation and transformation costs.

G&A expenses were $95.2 million for the nine months ended December 31, 2017, an increase of $3.2 million, or 3.4%, compared to the same period a year ago, and are 14.1% of total revenues compared to 14.0% in the prior year. The increase is due primarily to a $12.2 million increase in separation and transformation costs offset partially by a decrease in non-cash stock compensation of $4.5 million, incentive compensation accruals, and other cost savings. Prior year non-cash stock compensation costs were impacted by adjustments to increase expected performance levels for certain performance based awards.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $0.0 million for the quarter ended December 31, 2017 decreased $2.2 million compared to the same quarter a year ago. Gains, losses and other items, net of $3.5 million for the nine months ended December 31, 2017 increased $0.8 million compared to the same period a year ago. The current year includes a $2.1 million charge related to the restructuring of the Redwood City, California lease and $1.5 million in severance and other associate-related charges.

Income from Operations and Profit Margins
The Company’s income from operations, as well as operating margin by segment, for each of the periods reported is presented below (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating income and margin:
Marketing Services	$22,063	$21,127	$63,721	$61,109
	23.4%	20.9%	22.7%	19.3%
Audience Solutions	33,112	34,572	91,151	89,640
	39.2%	41.5%	38.1%	38.0%
Connectivity	6,808	1,877	12,475	3,831
	12.2%	4.8%	8.1%	3.7%
Less:
Corporate expenses	23,862	24,184	75,582	75,342
Purchased intangible asset amortization	5,971	4,621	17,958	12,588
Non-cash stock compensation	15,919	13,427	46,707	33,955
Restructuring charges	(41)	2,111	3,521	2,725
Separation and transformation costs	5,214	4,118	17,775	5,573
Income from operations	$11,058	$9,115	$5,804	$24,397
Total operating margin	4.7%	4.1%	0.9%	3.7%

Income from operations was $11.1 million for the quarter ended December 31, 2017 compared to $9.1 million for the same quarter a year ago. Operating margin was 4.7% compared to 4.1%. The increase in income from operations of $1.9 million was due primarily to the increase in Connectivity income from operations, offset partially by increases in non-cash stock compensation, largely related to the Arbor and Circulate acquisitions, and separation and transformation costs.

Income from operations was $5.8 million for the nine months ended December 31, 2017 compared to $24.4 million for the same period a year ago. Operating margin was 0.9% compared to 3.7%. The decrease of $18.6 million was due primarily to increases in non-cash stock compensation, largely related to the Arbor and Circulate acquisitions, and separation and transformation costs, offset partially by increases in operating segments' income from operations.

MS income from operations was $22.1 million, a 23.4% margin, for the quarter ended December 31, 2017 compared to $21.1 million, a 20.9% margin, for the same quarter a year ago. U.S. margins increased to 25.8% in the current quarter from 22.2% due to S&M cost reductions. International operating margins decreased to a negative 7.5% from 6.6% due to the revenue decrease.

MS income from operations was $63.7 million, a 22.7% margin, for the nine months ended December 31, 2017 compared to $61.1 million, a 19.3% margin, for the same period a year ago. U.S. margins increased to 24.9% in the current period from 20.2% due to R&D and S&M cost reductions, including R&D reductions related to the Impact disposition. International operating margins decreased to a negative 4.2% from 8.3%.

AS income from operations was $33.1 million, a 39.2% margin, for the quarter ended December 31, 2017 compared to $34.6 million, a 41.5% margin, for the same quarter a year ago. U.S. margins decreased to 39.8% in the current quarter from 42.9% due to flat revenue and investments in S&M and R&D. International operating margins increased to 34.8% from 30.2%.

AS income from operations was $91.2 million, a 38.1% margin, for the nine months ended December 31, 2017 compared to $89.6 million, a 38.0% margin, for the same period a year ago. U.S. margins decreased to 39.6% in the current period from 39.7% due to the increase in gross profit offset by investments in S&M and R&D. International operating margins increased to 26.3% from 23.5%.

Connectivity income from operations was $6.8 million, a 12.2% margin, for the quarter ended December 31, 2017 compared to $1.9 million, a 4.8% margin, for the same quarter a year ago. A $14.8 million increase in gross profit was partially offset by R&D and S&M investments.

Connectivity income from operations was $12.5 million, an 8.1% margin, for the nine months ended December 31, 2017 compared to $3.8 million, a 3.7% margin, for the same period a year ago. A $40.2 million increase in gross profit was partially offset by R&D and S&M investments.

Corporate expenses were $23.9 million for the quarter ended December 31, 2017 compared to $24.2 million for the same quarter a year ago, and are 10.2% of total revenues compared to 10.8% in the prior year.

Corporate expenses were $75.6 million for the nine months ended December 31, 2017 compared to $75.3 million for the same period a year ago, and are 11.2% of total revenues compared to 11.5% in the prior year.

Other Expense, Income Taxes and Other Items
Interest expense was $2.6 million for the quarter ended December 31, 2017 compared to $1.7 million for the same quarter a year ago. The increase is primarily related to $70 million of borrowings in the third quarter of fiscal year 2017 related to the Arbor and Circulate acquisitions and an increase in the average rate of approximately 96 basis points.

Interest expense was $7.4 million for the nine months ended December 31, 2017 compared to $5.2 million for the same period a year ago. The increase is primarily related to $70 million of borrowings in the third quarter of fiscal year 2017 related to the Arbor and Circulate acquisitions and an increase in the average rate of approximately 81 basis points. On June 20, 2017, the Company refinanced its debt facility to consist of a $600 million revolving credit facility, of which $230 million was outstanding at December 31, 2017.

Other income was $0.4 million for the quarter ended December 31, 2017 compared to $0.0 million for the same quarter a year ago. Other expense was $0.1 million for the nine months ended December 31, 2017 compared to other income of $0.1 million for the same period a year ago. Other income and expense primarily consists of foreign currency transaction gains and losses in each period reported. The current year to date period includes $0.7 million for accelerated deferred debt costs related to the debt refinancing.

Income tax benefit was $14.0 million on pretax income of $8.9 million for the quarter ended December 31, 2017 compared to income tax expense of $6.3 million on pretax income of $7.4 million for the same quarter last year. The decrease in the year-over-year effective tax rate for the quarter ended December 31, 2017 is primarily attributable to the $20.3 million discrete benefit for the remeasurement of net deferred tax liabilities as a result of the Tax Act. In addition, the effective tax rate for the quarter ended December 31, 2017 reflects the Tax Act's permanent reduction in the U.S. federal corporate income tax rate. The effective tax rate for the current quarter was also impacted by nondeductible share-based compensation related to the Arbor and Circulate acquisitions.

Income tax benefit was $20.0 million on pretax loss of $1.7 million for the nine months ended December 31, 2017 compared to income tax expense of $7.1 million on pretax income of $19.3 million for the same period last year. The increase in the year-over-year effective tax rate for the nine months ended December 31, 2017 is primarily attributable to the $20.3 million discrete benefit for the remeasurement of net deferred tax liabilities as a result of the Tax Act. In addition, the effective tax rate for the nine months ended December 31, 2017 reflects the Tax Act's permanent reduction in the U.S. federal corporate income tax rate. The effective tax rate for the nine months ended

December 31, 2017 was impacted by nondeductible share-based compensation related to the Arbor and Circulate acquisitions. In the nine months ended December 31, 2017, the Company also recognized tax benefits of $1.9 million related to net excess tax benefits from share-based compensation. During the nine months ended December 31, 2016, the Company recorded a $4.1 million income tax benefit related to the disposition of the Acxiom Impact business.
As a result of the Tax Act, we have determined that our U.S. federal statutory corporate income tax rate will be 31.5% for the fiscal year ending March 31, 2018, and we expect the U.S. federal statutory rate to be 21% for fiscal years beginning after March 31, 2018.
Over the last three quarters, Acxiom has undergone a comprehensive review of its businesses to drive cleaner lines of sight, clearer accountabilities and to maximize its strategic flexibility. Following this review, the Company intends to reorganize its business and actively explore options to further strengthen Acxiom Marketing Solutions, a business unit combining MS and lines of business from AS, and deliver greater value to its clients. These options may include a strategic partnership, acquisition, tax-free merger, joint venture, tax-free spin-off, sale or other potential strategic combinations.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2017 totaled $209.4 million, a $71.0 million increase when compared to $138.3 million at March 31, 2017, due primarily to the debt refinancing, as the amended credit agreement does not require periodic principal debt service, and a decrease in accrued payroll.

The Company’s cash is primarily located in the United States.  Approximately $18.3 million of the total cash balance of $177.8 million, or approximately 10.3%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 61 days at December 31, 2017 compared to 57 days at March 31, 2017, and is calculated as follows (dollars in thousands):

	December 31, 2017	March 31, 2017
Numerator – trade accounts receivable, net	$155,634	$142,768
Denominator:
Quarter revenue	234,871	224,867
Number of days in quarter	92	90
Average daily revenue	$2,553	$2,499
Days sales outstanding	61	57

Net cash provided by operating activities was $76.4 million for the nine months ended December 31, 2017, compared to $85.2 million in the same period a year ago.  The $8.8 million decrease resulted primarily from unfavorable changes in working capital.

Investing activities used cash of $34.9 million during the nine months ended December 31, 2017 compared to $162.1 million in the same period a year ago, due primarily to the $137.4 million of net cash paid in the Arbor and Circulate acquisitions in the prior year. Investing activities also consisted of capital expenditures ($27.0 million compared to $30.1 million in the prior period), capitalization of software ($10.3 million compared to $11.2 million in the prior period), net cash received in the disposition of the U.S. Impact business ($4.0 million compared to $17.0 million in the prior period), and $1.0 million in the current year for a long-term investment.

Financing activities used cash of $35.1 million during the nine months ended December 31, 2017 compared to cash provided of $26.7 million in the same period a year ago. Proceeds from the debt refinancing of $230.0 million were used to pay off the outstanding $225 million term and revolving loan balances, with interest, along with $4.0 million in fees related to the restated credit agreement. Other financing activities consisted of treasury stock purchases of $39.4 million (1.6 million shares of the Company's common stock pursuant to the board of directors' approved stock repurchase plan) compared to $30.5 million in the prior period (1.3 million shares). Financing activities in the prior year included proceeds from debt of $70.0 million to partially fund the Arbor and Circulate acquisitions.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016 (see Note 2 - Earnings Per Share).  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. During the nine months ended December 31, 2017, the Company repurchased 1.6 million shares of its common stock for $39.4 million.  Through December 31, 2017, the Company had repurchased a total of 18.4 million shares of its stock for $325.2 million, leaving remaining capacity of $74.8 million under the stock repurchase program.

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

Off-Balance Sheet Items and Commitments

In connection with the Acxiom Impact disposition, the Company assigned a facility lease to the buyer of the business. The Company guaranteed the facility lease as required by the asset disposition agreement. Should the assignee default, the Company would be required to perform under the terms of the facility lease, which continues through September 2021. At December 31, 2017, the Company's maximum potential future rent payments subject to this guarantee totaled $2.3 million.

There were no material outstanding letters of credit at December 31, 2017 or March 31, 2017.

Contractual Commitments
The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2017.   The table does not include the future payment of liabilities related to uncertain tax positions of $5.1 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2018 represent the remaining three months ending March 31, 2018.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Revolving credit borrowings	$—	$—	$—	$—	$—	$230,000	$230,000
Other debt	588	1,583	1,362	348	—	—	3,881
Total long-term debt	588	1,583	1,362	348	—	230,000	233,881
Operating leases	5,113	19,447	14,537	14,181	13,839	17,393	84,510
Total contractual cash obligations	$5,701	$21,030	$15,899	$14,529	$13,839	$247,393	$318,391

	For the years ending March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Total purchase commitments	$13,080	$22,149	$16,096	$8,262	$1,284	$338	$61,209

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2018 of $2.7 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of December 31, 2017 (dollars in thousands):

Lease guarantees	$2,260
Surety bonds	$405

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof.  These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•	statements containing any assumptions underlying or relating to any of the above statements; and

•	statements containing a projection or estimate

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

•	the possibility that we may enter into short-term contracts, which would affect the predictability of our revenues;

•	the possibility that the amount of ad hoc, volume-based and project work will not be as expected;

•	the possibility that we may experience a loss of data center capacity or interruption of telecommunication links or power sources;

•	the possibility that we may experience failures or breaches of our network and data security systems, leading to potential adverse publicity, negative customer reaction, or liability to third parties;

•	the possibility that our clients may cancel or modify their agreements with us;

•
the possibility that we will not successfully complete customer contract requirements on time or meet the service levels specified in the contracts, which may result in contract penalties or lost revenue;

•	the possibility that we may experience processing errors that result in credits to customers, re-performance of services or payment of damages to customers;

•	general and global negative economic conditions; and

•	our tax rate and other effects of the changes to U.S. federal tax law.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2017, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
October 2017	—	n/a	—	$94,474,907
November 2017	339,883	26.54	339,883	85,455,426
December 2017	389,081	27.36	389,081	74,809,780
Total	728,964	26.98	728,964	$74,809,780

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on July 28, 2016.  Under the modified common stock repurchase program, the Company may purchase up to $400.0 million of its common stock through the period ending June 30, 2018. Through December 31, 2017, the Company had repurchased a total of 18.4 million shares of its stock for $325.2 million, leaving remaining capacity of $74.8 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1
Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10(e) to Acxiom’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, Commission File No. 0-13163, and incorporated herein by reference)

10.2
Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed on August 4, 2017, as Exhibit 10.1 to Acxiom Corporation’s Quarterly Report on Form 10-Q, and incorporated herein by reference)

10.3
Amended and Restated 2010 Executive Officer Severance Policy (previously filed as Exhibit 10.7 to Acxiom Corporation’s Annual Report on Form 10‑K for the fiscal year ended March 31, 2015, Commission File No. 0‑13163, and incorporated herein by reference)

10.4
2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on July 27, 2011, as Exhibit 10.2 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.5
LiveRamp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 99.1 to Acxiom Corporation’s Registration Statement on Form S-8, Commission File No. 333-197463, and incorporated herein by reference)

10.6	Arbor Equity Compensation Plan (previously filed as Exhibit 10.2 to Acxiom Corporation’s Registration Statement on Form S-8, Commission File No. 333-214926, and incorporated herein by reference)

10.7	Circulate Equity Compensation Plan (previously filed as Exhibit 10.4 to Acxiom Corporation’s Registration Statement on Form S-8, Commission File No. 333-214926, and incorporated herein by reference)

10.8	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2017, and March 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Operations for the Nine Months ended December 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended December 31, 2017 and 2016, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Nine Months ended December 31, 2017 and 2016, (vi) Condensed Consolidated Statement of Equity for the Nine Months ended December 31, 2017, (vii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: February 7, 2018

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)