Form 10-K
period 2018-03-31
ACXIOM CORP
filed 2018-05-25
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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
Yes [  ]        No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1,887,964,114. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 21, 2018 was 77,060,281.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) of Acxiom Corporation (“Acxiom,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

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

We excel in relationships with organizations that view the activation, management, and application of data as an integral component of their business. We generate our revenue from the following business segments:

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

•
Technical Expertise. Organizing, managing, and deriving insight from large sets of consumer data is complicated. Consequently, brands must rely on technical expertise and know-how in the form of third-party services to remove the barriers to effectively managing their data and leveraging its full value.

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

As noted above, Acxiom has three business segments, each helping our clients address the inherent challenges associated with people-based marketing in a digital era. During fiscal 2018, we undertook a comprehensive review of our businesses to drive cleaner lines of sight, to create clearer accountabilities and to maximize its strategic flexibility. Following this review, we intend to reorganize our business and actively explore options to further strengthen Acxiom Marketing Solutions, a segment combining Marketing Services and lines of business from Audience Solutions. Beginning in fiscal 2019, we will report our results in two business segments: LiveRamp and Acxiom Marketing Solutions.

Connectivity

As shown in the illustration below, our Connectivity segment enables our clients to build an omni-channel view of the customer and activate that understanding across the marketing ecosystem.

Through integrations with more than 575 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We provide a foundational identity resolution layer enabling our clients to identify and reach consumers across channels and measure the impact of marketing on sales, using the marketing platform of their choice.

Today, our primary Connectivity offering is LiveRamp® IdentityLink™, an identity resolution service that ties data back to real people and makes it possible to onboard that data for people-based marketing initiatives across digital channels. Leveraging AbiliTec® and the LiveRamp identity graph, IdentityLink first resolves a client’s first-, second-, and third-party, exposure, and transaction data to persistent anonymous consumer identifiers that represent real people in a privacy-safe way. This omni-channel view of the consumer can then be onboarded to and between any of the 575 plus partners in our ecosystem to support targeting, personalization and measurement use cases.

Targeting	Personalization	Measurement

Example	Example	Example
Clients can upload known data from first-, second-, and third-party data sources, resolve it to an omnichannel privacy-safe link with IdentityLink, then onboard to one of 575+ LiveRamp partners to deploy targeted ads to known customers.

Clients can deliver highly relevant content the moment viewers visit their websites' landing page, no login required. Leveraging IdentityLink, clients can resolve customer segment data to devices and digital IDs, onboard that data to a personalization platform and provide one-to-one experiences without compromising user privacy.

Clients can connect exposure data with first and third-party purchase data across channels by resolving all customer devices back to the customers to which they belong. Then, clients can onboard that data to a measurement platform to clearly establish cause, effect and impact.

IdentityLink operates in an Acxiom SafeHaven® certified environment with technical, operational, and personnel controls designed to ensure our clients’ data is kept private and secure.

IdentityLink is sold to brands and the companies' brands partners to execute their marketing including marketing technology providers, data providers, publishers and agencies.

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

•
InfoBase.® With more than 1,500 demographic, socio-economic and lifestyle data elements and several thousand predictive models, our InfoBase products provide marketers with the ability to identify and reach the right audience with the right message across both traditional and digital channels. Through partnerships with over 100 online publishers and digital marketing platforms, including Facebook, Google, Twitter, 4INFO, AOL, eBay and MSN, marketers can use InfoBase data to create and target specific audiences. Data can be accessed directly or through the Acxiom Audience Cloud, a web-based, self-service tool that makes it easy to build and distribute third-party custom data segments.

•	AbiliTec.® As shown in the illustration below, AbiliTec helps brands recognize individuals and households using a number of different input variables and connect identities online and offline.

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

•
Extensive Coverage. We activate data across an ecosystem of more than 575 partners, representing the largest network of connections in the digital marketing space. We use 100% deterministic matching, resulting in the strongest combination of reach and accuracy. We offer multi-sourced insight into approximately 700 million consumers worldwide, and our data products contain over 5,000 data elements from hundreds of sources with permission rights.

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

•	Standard Bearer for Privacy and Security. For more than 45 years, Acxiom has been a leader in the area of data stewardship, as evidenced by:

◦	The industry's first Chief Privacy Officer role created in 1991 whose sole focus is the protection and responsible use of consumer data

◦	The use of a data SafeHaven®, a privacy-compliant environment that allows marketers and partners to connect different types of data while protecting and governing its use

◦	Industry-leading expertise in safely connecting data across the online and offline worlds

◦
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

•
Build an Enduring Business. We do not aspire to be mediocre, good, or even great - we intend to be the absolute best in everything we do. We employ exceptional people, challenge them to accomplish exceptional things, and achieve exceptional results for our clients and shareholders. We will do this through five guiding principles: 1) Above all, we do what is right; 2) We always say what we mean, and do what we say; 3) We empower people; 4) We respect people and time; and 5) We get stuff done.

Privacy Considerations

The growing online advertising and e-commerce industries are converging, with consumers expecting a seamless experience across all channels, in real time.   This challenges marketing organizations to balance the deluge of data and demands of the consumer with responsible, privacy-compliant methods of managing data internally and with advertising technology intermediaries.

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

Our ten largest clients represented approximately 36% of our revenues in fiscal year 2018 but no single client accounted for more than 10% of our consolidated revenues.

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

Research and Development

Research and development expense was $94.9 million in fiscal 2018, compared to $82.1 million in fiscal 2017, and $74.2 million in fiscal 2016.  Management expects to maintain investment spending at similar levels in fiscal 2019.

Competition

Competitors for our Connectivity services are typically also members of our partner ecosystem, creating a paradigm where competition is the norm. Our primary competitors are companies that sell data onboarding as part of a suite of marketing applications or services. Walled gardens that offer a direct interface for matching CRM data compete for a portion of our services, particularly amongst marketers that have not yet adopted in-house platforms for programmatic marketing or attribution. Some providers of tag management, data management, and cross-device marketing solutions have adopted positioning similar to our Connectivity business and compete for mindshare.

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

In markets outside the United States, we face both global players as well as local market players. Local market players vary between those offering a range of services and those who may compete with us in more limited areas, such as for data products or data integration services.

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

Employees

Acxiom employs approximately 3,380 employees (associates) worldwide.  No U.S. associates are represented by a labor union or subject to a collective bargaining agreement.  To the best of management’s knowledge, approximately 15 associates are elected members of work councils or trade unions representing Acxiom associates in the European Union. Acxiom has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

Acxiom’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 50, joined the Company in 2011 as its Chief Executive Officer and President.  He currently serves on and chairs the Executive Committee of the Company’s board of directors.  Prior to joining Acxiom, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010.  In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications.  In 2010, he co-founded and served as interim CEO and president of King of the Web, Inc., a portfolio of online game shows.  Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A|Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an ad serving technology now owned by Facebook).  Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc.  He previously served on the boards of Blue Nile, Inc. (NASDAQ: NILE), a leading online retailer of diamonds and fine jewelry, the Internet Advertising Bureau (IAB) and the Center for Medical Weight Loss.  He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Warren C. Jenson, age 61, is the Company’s Chief Financial Officer & Executive Vice President.  He also serves as President of Acxiom International.  He joined Acxiom in 2012 and is responsible for all aspects of Acxiom’s financial management and the Company’s business operations outside the United States.  Prior to joining Acxiom, he served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations.  From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company.  He has more than 30 years of experience in strategy and operational finance and has been a part of some of the most important success stories of the last two decades, including Amazon.com, NBC and Electronic Arts.  He also helped shape and successfully navigate digital transformations at NBC and Delta Airlines. In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010.  He also has significant experience in M&A and corporate development experience. Mr. Jenson's board experience includes Digital Globe (NYSE: DGI), Tapjoy, and the Marshall School of Business at the University of Southern California.  He holds a bachelor's degree in accounting and a master of accountancy degree, both from Brigham Young University.

Jerry C. Jones, age 62, is the Company’s Chief Ethics and Legal Officer, Executive Vice President, Interim Chief People & Culture Officer, and Assistant Secretary.  He joined Acxiom in 1999 and currently oversees the Company’s legal, data ethics and human resources matters. He also assists in the strategy and execution of mergers and acquisitions and the Company’s strategic initiatives. Prior to joining Acxiom, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Audit Committee and the Nominating & Governance Committee. He also serves on the board of directors of Heifer International and on the UA Little Rock Board of Visitors, and is a co-founder of uhire U.S.  He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 60 democratic countries. He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009 and is former chairman of the board of the Arkansas Virtual Academy. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

James F. Arra, age 52, was divisional co-president of the Company’s Connectivity Division, a position he held from September 2017 through the end of our fiscal year ended March 31, 2018. Beginning in fiscal 2019, he assumed the position of divisional co-president of the Company's LiveRamp division. In this role, he is responsible for leading the go-to-market strategy for LiveRamp’s client verticals: brands, agencies, data providers, platforms and publishers. Since joining LiveRamp in 2013, Mr. Arra has held several key leadership roles, most recently serving as Chief Operating Officer. From 2009 to 2012, Mr. Arra was Vice President of worldwide sales at TRUSTe, where he helped grow the company from less than 1,000 customers to more than 6,000 customers in just over three years. Prior to TRUSTe, he was in a sales leadership role at Vontu, a data security company that was acquired by Symantec, and before that was a vice president and general manager at FreeMarkets, a publicly traded SaaS company that subsequently merged with Ariba. Mr. Arra holds a bachelor’s degree in electrical engineering with a minor in quantitative economics and decision theory from the University of California, San Diego.

Anneka R. Gupta, age 30, was divisional co-president of the Company's Connectivity Division, a position she held from September 2017 through the end of our fiscal year ended March 31, 2018. Beginning in fiscal 2019, she assumed the position of co-president of the Company's LiveRamp division. She is responsible for leading LiveRamp’s product, engineering, marketing, and general and administrative functions. Previously Ms. Gupta was LiveRamp’s chief product officer, overseeing product strategy and execution. During her seven-year tenure at

LiveRamp (which was acquired by Acxiom in 2014), Ms. Gupta has led successful efforts in a variety of disciplines, including marketing, recruiting, product management and software development. In 2016, Ms. Gupta was recognized as a “Top 10 Digital Marketing Innovator” by AdAge magazine. She holds a bachelor’s degree in math and computational sciences from Stanford University and has completed the Executive Program at the Stanford University Graduate School of Business.

Richard E. Erwin, age 51, joined Acxiom in 2015 as President and General Manager of Acxiom's Audience Solutions Division and was responsible for driving the strategy, growth and profitability of Acxiom’s industry-leading data products and services through the end of the fiscal year ended March 31, 2018. Beginning in fiscal 2019, he assumed the position of divisional co-president of the Acxiom Marketing Solutions division where he is responsible for data product management and marketing, analytics, global data, data strategy With over two decades in the data-driven marketing industry, Mr. Erwin is a leading voice in the field of omnichannel marketing and an outspoken advocate for the value of data in the global economy. Prior to joining Acxiom in 2015, he spent 10 years at Experian, a large global information company, most recently as president of the Consumer Insights and Targeting Division of Experian Marketing Services. During his tenure there, he led the turnaround and growth of seven legacy data and analytics businesses and established the company as a force in the digital marketing services industry. Prior to Experian, he held numerous senior management roles in his 12-year career at RR Donnelley. Mr. Erwin is a director of the Internet Advertising Bureau (IAB) and is a founding director of the IAB’s Data Center of Excellence. He also serves on the board of trustees of Shedd Aquarium in Chicago. He is a past vice chairman and treasurer of the Data Marketing Association and is a past director of Chicago Youth Centers and RevSpring, Inc. Mr. Erwin holds a bachelor’s degree in marketing from Michigan State University and a master’s degree in business administration from Northwestern University (Kellogg).

Dennis D. Self, age 52, was President and General Manager of Acxiom's Marketing Services Division through the end of our fiscal year ended March 31, 2018. Beginning in fiscal 2019, he assumed the position of divisional co-president of the Acxiom Marketing Solutions division where he is responsible for providing strategic leadership to the following teams: sales and market engagement, client management, service delivery, industry solutions, solution development, and technology and engineering. His previous positions at Acxiom include senior vice president of the Marketing Services Delivery and Operational Services organization, and chief information officer. Prior to joining the Company in 2013, Mr. Self served as vice president and chief information officer at Gilead Sciences, Inc. from 2011-2013. Prior to his employment with Gilead, he served as CIO at Electronic Arts for four years. His previous experience includes serving as an IT strategy consultant for Deloitte Consulting, HP, A.T. Kearney and Andersen Consulting. Mr. Self holds a bachelor’s degree in management information systems from Old Dominion University and an MBA from the University of Chicago.

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

Our business requires the storage, transmission and utilization of data, including personally identifiable information, much of which must be maintained on a confidential basis. These activities may make us a target of cyber-attacks by third parties seeking unauthorized access to the data we maintain, including our data and client data, or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering, and general hacking have become more prevalent. As a result of the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks.

In recent years, the frequency, severity, sophistication of cyber attacks, computer malware, viruses, social engineering, and other intentional misconduct by computer hackers has significantly increased, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or clients into disclosing sensitive information such as user names, passwords or other information to gain access to our clients’ data or our data, including intellectual property and other confidential business information. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

Although we have developed systems and processes that are designed to protect our data and client data, to prevent data loss, and to prevent or detect security breaches, our databases have in the past been and in the future may be subject to unauthorized access by third parties, and we may incur significant costs in protecting against or remediating cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data. Further, we could be forced to expend significant resources in response to a security breach, including those expended in repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations. In any event, a significant security breach could materially harm our business, financial condition and operating results.

Our clients, suppliers and other partners are primarily responsible for the security of their information technology environments, and we rely heavily on them and other third parties to supply clean data content and/or to utilize our products and services in a secure manner. Each of these third parties may face risks relating to cyber security, which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ cyber security operations, or the amount of investment they place in guarding against cyber security threats. Accordingly, we are subject to any flaw in or breaches of their systems, which could materially impact our business, operations and financial results.

Changes in legislative, judicial, regulatory, or cultural environments relating to information collection and use may limit our ability to collect and use data.  Such developments could cause revenues to decline, increase the cost and availability of data and adversely affect the demand for our products and services.

We receive, store and process personal information and other data from and about consumers in addition to our clients, employees, and services providers. Our handling of this data is subject to a variety of federal, state, and foreign laws and regulations and is subject to regulation by various government authorities. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.

The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future.  The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information.

In the U.S., the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data.  In Europe, the reverse is true.  If the European “opt-in” model were to be adopted in the U.S., less data would be available and the cost of data would be higher. Decreased availability and increased costs of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients.

In Europe, the European General Data Protection Regulation ("GDPR") took effect on May 25, 2018 and applies to products and services that we provide in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those that were in place in the European Union. For example, we will be required to offer new controls to data subjects in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision creates an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. For example, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with GDPR and how data transfers to and from the United Kingdom will be regulated. A Data Protection Bill is undergoing the legislative process in the United Kingdom that generally would be consistent with the GDPR, but it is unclear whether this bill ultimately will be enacted. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business may be seriously harmed.

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and the U.S. agreed to an alternative transfer framework for data transferred from the European Union to the U.S., called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases upon which we rely to legitimize the transfer of such data, such as Standard Contractual Clauses, have been subjected to regulatory and judicial scrutiny. If one or more of the legal bases for transferring data from Europe to the U.S. is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner that is inconsistent with our data management practices or the technological features of our solutions. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards or policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

Unfavorable publicity and negative public perception about our industry could adversely affect our business and operating results.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace.   See “Item 1. Business – Privacy Considerations” in this Form 10-K.  Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data focused industries can affect our business and results of operations, and may lead to digital publishers like Facebook or Twitter changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry.  For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data.  The negative public attention Facebook faced following revelations about Cambridge Analytica's use of data led Facebook to change how it delivers targeted advertising, as well as its relationship with us and some of our competitors. This public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services and adversely affect our business and operating results.

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

Our ten largest clients represented approximately 36% of our revenues in fiscal year 2018, but no single client accounted for more than 10% of the consolidated revenues of the Company.  The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results.

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

Goodwill is a significant portion of our total assets. Goodwill accounted for approximately 49% of the total assets on our consolidated balance sheet as of March 31, 2018. We may not realize the full carrying value of our goodwill. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company’s fiscal year and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write off the impaired portion of goodwill, resulting in a change to our earnings. An impairment of a significant portion of goodwill could have a material adverse effect on our operating results and financial condition.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, recently enacted U.S. tax reform legislation ("Tax Act") contains many significant changes to the U.S. tax laws, the precise consequences to us of which have not yet been finalized. Changes in corporate tax rates, the availability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Item 1B.  Unresolved Staff Comments

None.

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

Location	Held	Use	Business Segment
United States:

Conway, Arkansas	Ten facilities held in fee	Data center; office space	Marketing Services, Audience Solutions, Connectivity

Little Rock, Arkansas	One building held in fee and one lease	Data center; office space	Marketing Services, Audience Solutions, Connectivity

Redwood City, California	Lease	Office space	Connectivity

San Francisco, California	Lease	Data center; Office space	Connectivity

Downers Grove, Illinois	Lease	Office space	Marketing Services, Audience Solutions

New York, New York	Lease	Office space	Marketing Services, Audience Solutions, Connectivity

Austin, Texas	Lease	Office space	Marketing Services, Audience Solutions

Location	Held	Use	Business Segment
Europe:

London, England	Lease	Office space	Marketing Services, Audience Solutions, Connectivity

Normanton, England	Lease	Data center; office space	Audience Solutions

Paris, France	Lease	Data center; office space	Connectivity

Frankfurt, Germany	Lease	Office space	Audience Solutions

Munich, Germany	Lease	Office space	Audience Solutions

Gdansk, Poland	Lease	Office space	Marketing Services, Audience Solutions

China:

Shanghai, China	Lease	Office space	Marketing Services, Audience Solutions, Connectivity

Nantong, China	Lease	Data center; office space	Marketing Services, Audience Solutions, Connectivity

Item 3.  Legal Proceedings

The material set forth in Note 11 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of Acxiom’s common stock are listed and traded on the NASDAQ Global Select Market under the symbol “ACXM.”  The following table reflects the range of high and low sales prices of Acxiom’s common stock as reported by NASDAQ for each quarter in fiscal 2018 and 2017.

Fiscal 2018	High	Low
Fourth Quarter	$32.93	$18.60
Third Quarter	27.93	24.45
Second Quarter	27.53	21.80
First Quarter	29.11	25.47

Fiscal 2017	High	Low
Fourth Quarter	$30.40	$24.74
Third Quarter	27.70	22.72
Second Quarter	27.24	21.25
First Quarter	23.57	19.11

Stockholders

As of May 21, 2018, the approximate number of record holders of the Company’s common stock was 1,798.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below matches Acxiom Corporation's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 3/31/2013 to 3/31/2018.

	3/13	3/14	3/15	3/16	3/17	3/18
Acxiom Corporation	100.00	168.60	90.64	105.10	139.56	111.32
NASDAQ Composite	100.00	131.36	154.40	155.94	190.23	228.86
NASDAQ Computer & Data Processing	100.00	141.51	155.12	191.20	226.47	291.54

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	—	$—	—	$174,809,780
February 2018	749,014	$28.12	749,014	$153,746,582
March 2018	964,128	$29.44	964,128	$125,366,674
Total	1,713,142	$28.86	1,713,142	N/A

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded, most recently on March 30, 2018.  Under the modified common stock repurchase program, the Company may purchase up to $500 million of its common stock through the period ending December 31, 2019. Through March 31, 2018, the Company had repurchased 20.1 million shares of its stock for $374.6 million, leaving remaining capacity of $125.4 million under the stock repurchase program.

Item 6.  Selected Financial Data

For information pertaining to selected financial data of Acxiom, refer to page F-2 of the Financial Supplement, which is attached hereto and incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement at pages F-3 – F-21, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risks include interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk. Acxiom’s earnings are affected by changes in short-term interest rates primarily because of our revolving credit agreement, which bears interest at a floating rate. Risk can be estimated by measuring the impact of a near-term adverse movement of one percentage point in short-term market interest rates.  If short-term market interest rates increase one percentage point during the next four quarters compared to the previous four quarters, there would be no material adverse impact on Acxiom’s results of operations.  Additionally, to manage our risk from market interest rates, we actively monitor interest rates, and may enter into derivative instruments such as interest rate swaps to lock the interest rate on a portion of our variable debt. We do not enter into derivative or interest rate transactions for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk. Acxiom has a presence in the United Kingdom, France, Germany, Poland, Australia, China and Japan.  In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Therefore, exchange rate movements of foreign currencies may have an impact on Acxiom’s future costs or on future cash flows from foreign investments.  Acxiom has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pages F-24 – F-66, which is attached hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2018.  Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with Acxiom have been detected.

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2018.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The Acxiom Board of Directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on Acxiom’s website at www.acxiom.com under the “About – Codes of Ethics” section of the site.  The remaining information required by this item appears under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Acxiom's 2018 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading “Executive Compensation” in Acxiom's 2018 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock which may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2018 (March 31, 2018):

Number of securities
	Number of			available for future
	securities			issuance
	to be issued upon			under equity
	exercise of		Weighted-average	compensation
	outstanding		exercise price of	plans (excluding
	options,		outstanding options,	securities
Plan category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	2,344,181	1	$13.60	6,592,135
Equity compensation plans not approved by shareholders	221,106	2	13.74	29,393
Total	2,565,287		$13.61	6,621,528
_____________________________________________

1
This figure represents stock options issued under shareholder-approved stock option plans, of which 392,777 were assumed in connection with our fiscal 2015 acquisition of LiveRamp, 172,919 were assumed in connection with our fiscal 2017 acquisition of Arbor, and 34,053 were assumed in connection with our fiscal 2017 acquisition of Circulate.

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

The remaining information required by this item appears under the heading “Stock Ownership” in Acxiom's 2018 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings “Related-Party Transactions” and “Corporate Governance - Board and Committee Matters” in Acxiom's 2018 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in Acxiom's 2018 Proxy Statement, which information is incorporated herein by reference.

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

3.  Exhibits.

The following exhibits are filed with this report or are incorporated by reference to previously filed material:

Exhibit No.

2.1
Merger Agreement, dated May 12, 2014, by and among Acxiom Corporation, Big Sky Sub Acquisition, Inc., LiveRamp, Inc., and The Brenner Group (previously filed on May 14, 2014, as Exhibit 2.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

2.2
Contribution and Stock Purchase Agreement, dated as of May 19, 2015, by and among Aspen Holdco, Inc., Acxiom Corporation, Acxiom IT Outsourcing, Inc., Acxiom Limited, Aspen Hivedown Limited, Acxiom Global Service Center Polska sp. z.o.o., Acxiom Polska sp. z.o.o. w likwidacji, and Acxiom ITO Polska sp. z.o.o. (previously filed on May 20, 2015, as Exhibit 2.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

2.3
Amendment dated July 31, 2015, to the Contribution and Stock Purchase Agreement dated as of May 19, 2015, by and among Aspen Holdco, Inc., Acxiom Corporation, Acxiom IT Outsourcing, Inc., Acxiom Limited, Aspen Hivedown Limited, Acxiom Global Service Center Polska sp. z.o.o., Acxiom Polska sp. z.o.o. w likwidacji, and Acxiom ITO Polska sp. z.o.o. (previously filed on August 6, 2015, as Exhibit 2.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Acxiom Corporation’s Annual Report on Form 10‑K for the fiscal year ended March 31, 2017, Commission File No. 0‑13163, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed on March 31, 2017, as Exhibit 3(a) to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.1
Amended and Restated Key Associate Stock Option Plan of Acxiom Corporation (previously filed as Exhibit 10.1 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.2
2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Exhibit 10.2 to Acxiom Corporation’s Annual Report on Form 10‑K for the fiscal year ended March 31, 2017, Commission File No. 0‑13163, and incorporated herein by reference)

10.3
First Amendment to the 2005 Stock Purchase Plan of Acxiom Corporation (previously filed as Exhibit 10.2 to Acxiom Corporation’s Annual Report on Form10‑K for the fiscal year ended March 31, 2015, Commission File No. 0‑13163, and incorporated herein by reference)

10.4	Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation

10.5
Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.27 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.6
First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed as Exhibit 10.28 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.7
Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.29 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.8
First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed as Exhibit 10.30 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporation herein by reference)

10.9
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10‑K for the fiscal year ended March 31, 2015, Commission File No. 0‑13163, and incorporated herein by reference)

10.10
Amended and Restated 2010 Executive Officer Severance Policy (previously filed as Exhibit 10.3 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.11
2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed as Exhibit 10.4 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.12
LiveRamp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.5 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.13
Arbor Equity Compensation Plan (previously filed as Exhibit 10.6 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.14
Circulate Equity Compensation Plan (previously filed as Exhibit 10.7 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.15	2018 Equity Compensation Plan of Pacific Data Partners LLC

10.16
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed as Exhibit 10.8 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.17
Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0‑13163, and incorporated herein by reference)

10.18
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed as Exhibit 10.17 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0‑13163, and incorporated herein by reference)

10.19
Form of Restricted Stock Unit Award under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed as Exhibit 10.18 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0‑13163, and incorporated herein by reference)

10.20
Form of Restricted Stock Unit Award under the Arbor Equity Compensation Plan (previously filed as Exhibit 10.19 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0‑13163, and incorporated herein by reference)

10.21
Sixth Amended and Restated Credit Agreement dated as of June 20, 2017 among Acxiom Corporation, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BBVA Compass, as Syndication Agents, and Bank of Montreal, Capital One, National Association and PNC Bank, National Association, as Co-Documentation Agents (previously filed on June 22, 2017, as Exhibit 10.1 to Acxiom Corporation’s Current Report on Form 8-K, and incorporated herein by reference)

10.22	Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of February 14, 2018

10.23	Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of February 14, 2018

10.24	Memorandum to Rick Erwin re: Terms for AMS Deal Incentive, dated April 2, 2018

10.25	Memorandum to Dennis Self re: Terms for AMS Deal Incentive, dated April 2, 2018

10.26	Form of Director Indemnity Agreement

10.27
Form of Officer and Key Employee Indemnity Agreement (previously filed as Exhibit 10.26 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0‑13163, and incorporated herein by reference)

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

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2018, 2017 and 2016; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACXIOM CORPORATION

Date: May 25, 2018	By:	/s/ Warren C. Jenson
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	May 25, 2018
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 25, 2018
Timothy R. Cadogan

	Director	May 25, 2018
William T. Dillard II

/s/ Richard P. Fox*	Director	May 25, 2018
Richard P. Fox

/s/ Jerry D. Gramaglia*	Director (Non-Executive Chairman of the Board)	May 25, 2018
Jerry D. Gramaglia

/s/ William J. Henderson*	Director	May 25, 2018
William J. Henderson

/s/ Scott E. Howe*	Director, CEO & President (principal executive officer)	May 25, 2018
Scott E. Howe

/s/ Clark M. Kokich*	Director	May 25, 2018
Clark M. Kokich

/s/ Debora B. Tomlin*	Director	May 25, 2018
Debora B. Tomlin
/s/ Warren C. Jenson	Chief Financial Officer & Executive Vice President (principal financial and accounting officer)	May 25, 2018
Warren C. Jenson

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

ACXIOM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2018

ACXIOM CORPORATION
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Year ended March 31,	2018	2017	2016	2015	2014
Statement of operations data:
Revenues	$917,406	$880,247	$850,088	$804,911	$805,153
Net earnings (loss) from continuing operations	$23,480	$4,108	$(8,648)	$(26,542)	$(17,340)
Earnings from discontinued operations, net of tax	—	—	15,351	15,511	26,143
Net earnings (loss)	$23,480	$4,108	$6,703	$(11,031)	$8,803
Net earnings (loss) attributable to Acxiom	$23,480	$4,108	$6,703	$(11,031)	$8,863
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.30	$0.05	$(0.11)	$(0.34)	$(0.23)
Net earnings from discontinued operations	—	—	0.20	0.20	0.35
Net earnings (loss)	$0.30	$0.05	$0.09	$(0.14)	$0.12
Net earnings (loss) attributable to Acxiom	$0.30	$0.05	$0.09	$(0.14)	$0.12
Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.29	$0.05	$(0.11)	$(0.34)	$(0.23)
Net earnings from discontinued operations	—	—	0.20	0.20	0.35
Net earnings (loss)	$0.29	$0.05	$0.09	$(0.14)	$0.12
Net earnings (loss) attributable to Acxiom	$0.29	$0.05	$0.09	$(0.14)	$0.12

Acxiom has not paid cash dividends for any of the periods reported.

As of March 31,	2018	2017	2016	2015	2014
Balance sheet data:
Current assets	$360,345	$368,519	$376,010	$511,404	$656,056
Current liabilities	$178,355	$230,213	$224,000	$283,792	$249,469
Total assets	$1,209,253	$1,234,538	$1,149,849	$1,294,087	$1,310,497
Long-term debt, excluding current installments	$227,837	$189,241	$157,897	$244,753	$275,976
Total equity	$749,095	$738,980	$698,968	$703,257	$682,857

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our operating segments, summary results and notable events. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

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

Operating Segments

Our operating segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments is contained in Note 17 – Segment Information of the Notes to Consolidated Financial Statements.

Connectivity

As shown in the illustration below, our Connectivity segment enables our clients to build an omni-channel view of the consumer and activate that understanding across the marketing ecosystem.

Through integrations with more than 575 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We provide a foundational identity resolution layer enabling our clients to identify and reach consumers across channels and measure the impact of marketing on sales, using the marketing platform of their choice.

Today, our primary Connectivity offering is LiveRamp IdentityLink™, an identity resolution service that ties data back to real people and makes it possible to onboard that data for people-based marketing initiatives across digital channels. Leveraging AbiliTec® and the LiveRamp identity graph, IdentityLink first resolves a client’s first-, second-, and third-party, exposure, and transaction data to persistent anonymous consumer identifiers that represent real people in a privacy-safe way. This omni-channel view of the consumer can then be onboarded to and between any of the 575 plus partners in our ecosystem to support targeting, personalization and measurement use cases.

Targeting	Personalization	Measurement

Example	Example	Example
Clients can upload known data from first-, second-, and third-party data sources, resolve it to an omnichannel privacy-safe link with IdentityLink, then onboard to one of 575+ LiveRamp partners to deploy targeted ads to known customers.

Clients can deliver highly relevant content the moment viewers visit their websites' landing page, no login required. Leveraging IdentityLink, clients can resolve customer segment data to devices and digital IDs, onboard that data to a personalization platform and provide one-to-one experiences without compromising user privacy.

Clients can connect exposure data with first and third-party purchase data across channels by resolving all customer devices back to the customers to which they belong. Then, clients can onboard that data to a measurement platform to clearly establish cause, effect and impact.

IdentityLink operates in an Acxiom SafeHaven® certified environment with technical, operational, and personnel controls designed to ensure our clients’ data is kept private and secure.

IdentityLink is sold to brands and the companies' brands partners to execute their marketing, including marketing technology providers, data providers, publishers and agencies.

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

Audience Solutions (“AS”)

Our AS segment helps clients validate the accuracy of their data, enhance it with additional insight, and keep it up to date, enabling clients to reach desired audiences with highly relevant messages. Leveraging our recognition and data assets, clients can identify, segment, and differentiate their audiences for more effective marketing and superior customer experiences. AS offerings include InfoBase®, our large consumer data store that serves as the basis for Acxiom’s consumer demographics products, and AbiliTec, our patented identity resolution technology that assists our clients in reconciling and managing variations of customer identity over time and across multiple channels.

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

Acxiom Impact™ revenue consists of (1) volume-based fees for the use of the Impact email platform and (2) project-based and retainer-based fees for associated agency services.

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

Summary Results and Notable Events

During fiscal 2018, the Company entered into a Sixth Amended and Restated Credit Agreement (the "restated credit agreement") as part of refinancing its prior credit agreement. The Company used an initial draw of $230 million to pay off the outstanding $225 million term and revolving loan balances, with interest, and fund $4 million in fees related to the restated agreement.

During fiscal 2017, the Company acquired all of the outstanding shares of Arbor Technologies, Inc. (“Arbor”) and Circulate.com, Inc. (“Circulate”). Arbor and Circulate help publishers connect people-based data to the marketing ecosystem. Arbor and Circulate are included in the Connectivity segment, and increase the scale of the Company’s omni-channel identity graph and network. The Company has included the financial results of Arbor and Circulate in the consolidated financial statements from the dates of acquisition. The consideration paid for the outstanding shares and vested stock options was approximately $137.4 million, net of cash acquired of approximately $9.5 million. The consideration paid for unvested stock options has an estimated fair value of $9.2 million. These options are not part of the purchase price and will be expensed as non-cash compensation over the applicable vesting periods.

During fiscal 2017, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note with interest accruing at a rate of 6.0% per annum. The note was paid in full during fiscal 2018. The Company also entered into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services.  Prior to the disposition, the Impact email business was included in the Marketing Services segment results.

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

A summary of the most recently completed fiscal year is presented below.

•	Revenues of $917.4 million, a 4.2% increase from $880.2 million in fiscal 2017.

•	Cost of revenue of $466.4 million, a 2.4% decrease from $477.7 million in fiscal 2017.

•	Gross margin increased to 49.2% from 45.7% in fiscal 2017.

•	Total operating expenses of $440.4 million, a 13.8% increase from $386.9 million in fiscal 2017.

•	Cost of revenue and operating expenses for fiscal 2018 and 2017 include the following items:

◦	Non-cash stock compensation of $63.2 million and $49.1 million, respectively (cost of revenue and operating expenses)

◦	Purchased intangible asset amortization of $23.9 million and $18.6 million, respectively (cost of revenue)

◦	Separation and transformation costs of $20.8 million and $8.6 million, respectively (operating expenses)

◦	Restructuring charges and other adjustments of $6.4 million and $8.4 million, respectively (operating expenses)

•
Net earnings increased to $23.5 million or $0.29 per diluted share compared to net earnings of $4.1 million or $0.05 per diluted share in fiscal 2017. The increase is primarily due to recently enacted changes in tax law, including a one-time benefit for the remeasurement of net deferred tax liabilities.

•	Net cash provided by operating activities of $112.2 million, a 3.2% decrease from $115.8 million in fiscal 2017.

•	The Company repurchased 3.3 million shares of its common stock for $88.9 million under the Company’s common stock repurchase program.

•	The Company refinanced its debt facility to consist of a $600 million revolving credit facility with a maturity in June 2022.

This summary highlights significant events and transactions of the Company during the fiscal years ended March 31, 2018 and 2017.  However, this summary is not intended to be a full discussion of the Company’s results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

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

•	Revenue Recognition

•	Goodwill and Intangible Assets

•	Accounting for Income Taxes

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

For our multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence ("VSOE"), if available, third-party evidence ("TPE"), if available, or management’s best estimate of stand-alone selling price ("BESP").  In most cases, the Company has neither VSOE nor TPE and therefore uses BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting any specified performance conditions.

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

Revenues from Connectivity services are primarily recorded as monthly recurring subscription fees, and from data providers and certain digital publishers in the form of revenue-sharing agreements.

Goodwill and Intangible Assets

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year in accordance with ASC 350, Intangibles-Goodwill and Other, or more frequently if indicators of impairment exist. In performing our goodwill impairment test, we first evaluate goodwill to determine if it is more likely than not that the occurrence of an event or change in circumstances has reduced the fair value of a reporting segment below its carrying value. The qualitative assessment requires that we consider events or circumstances that may include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of our reporting segments is greater than the carrying amounts, then the two-step goodwill impairment test is not performed.

If the qualitative assessment indicates that the two-step quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical forecasted revenue, operating costs and other relevant factors.

We completed our annual impairment test during the first quarter of fiscal 2018. We determined, after performing a qualitative review of each reporting segment, that it is more likely than not that the fair value of each of our reporting segments exceeds the respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step quantitative goodwill impairment test was not performed. We did not recognize any goodwill impairment charges in fiscal 2017. During fiscal 2016, we recognized a $5.4 million goodwill impairment loss related to our APAC Audience Solutions segment and a $0.5 million goodwill impairment loss related to our Brazil operation.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2018, 2017, or 2016.

During fiscal 2018, our intangible assets were amortized over their estimated useful lives ranging from two years to ten years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	4
Customer relationships	6
Trade names	3
Publisher relationships	6

Income Taxes

The Company makes estimates and judgments in determining the provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain deferred tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to the tax provision in a subsequent period. The Company assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company increases the provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.  The Company believes that the deferred tax assets recorded on the consolidated balance sheets will be ultimately recovered. However, should a change occur in the Company’s ability to recover its deferred tax assets, its tax provision would increase in the period in which the Company determined that the recovery was not likely.

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

The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. Accordingly, the Company made a provisional remeasurement of its federal deferred tax assets and liabilities to reflect the lower tax rate enacted during the third quarter of fiscal 2018. See Note 13 to the Consolidated Financial Statements - Income Taxes for additional information.

Results of Operations

A summary of selected financial information for each of the years reported is presented below (dollars in thousands, except per share amounts):

				% Change	% Change
	2018	2017	2016	2018-2017	2017-2016
Revenues	$917,406	$880,247	$850,088	4%	4%
Cost of revenue	466,436	477,686	488,382	(2)	(2)
Gross profit	450,970	402,561	361,706	12	11
Total operating expenses	440,371	386,872	374,769	14	3
Income (loss) from operations	10,599	15,689	(13,063)	(32)	220
Net earnings (loss) from continuing operations	23,480	4,108	(8,648)	472	148
Diluted earnings (loss) per share from continuing operations	$0.29	$0.05	$(0.11)	480	146

Revenues
The Company’s revenues by reporting segment for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2018	2017	2016	2018-2017	2017-2016
Revenues
Marketing Services	$379,047	$410,840	$449,772	(8)%	(9)%
Audience Solutions	327,358	322,065	297,846	2	8
Connectivity	211,001	147,342	102,470	43	44
Total revenues	$917,406	$880,247	$850,088	4%	4%

Total revenues were $917.4 million in fiscal 2018, a $37.2 million, or 4.2%, increase from fiscal 2017. Strong revenue growth in Connectivity ($63.7 million) was partially offset by items totaling $23.5 million: the disposition of the Acxiom Impact business ($20.4 million) and the transition of the Australia operations to a Connectivity focused business ($3.1 million reduction in MS and AS). These unfavorable items were partially offset by a $2.5 million favorable impact from exchange rates.

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

MS revenue was $379.0 million in fiscal 2018, a $31.8 million, or 7.7%, decrease compared to fiscal 2017. On a geographic basis, U.S. MS revenue decreased $30.7 million, or 8.1%, due to the sale of Acxiom Impact ($20.4 million) and other volume and contract reductions. International MS revenue decreased $1.1 million, or 3.7%, due primarily to decreases related to the Australia restructure. By line of business, Marketing Database revenue decreased $7.7 million (U.S. $5.3 million, International $2.4 million), Strategy and Analytics revenue declined $3.7 million (primarily U.S.) and Impact declined due to the sale of Acxiom Impact.

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

AS revenue was $327.4 million in fiscal 2018, a $5.3 million, or 1.6%, increase compared to fiscal 2017. On a geographic basis, U.S. AS revenue increased $3.6 million, or 1.3%, due to increases in Digital Data business with new and existing customers offset by decreases in Recognition. International AS revenue increased $1.7 million, or 5.1%, primarily in Europe from Digital Data growth. By line of business, AS revenue growth in Digital Data ($10.4 million), though our publisher and digital partner network, was partially offset by declines in Recognition ($4.5 million) and Consumer Data ($3.2 million). As the digital data business model evolves, some revenue sharing arrangements will convert to license arrangements and certain publishers will decide to seek alternative data arrangements. These changes could impact AS growth rates in the future. In fact, the Company was notified in late March 2018 by Facebook, a large AS Digital Data customer, that Facebook would discontinue over the next several months its Facebook Partner Categories offering. Facebook Partner Categories provides audience targeting options by leveraging third-party data providers, including Acxiom’s AS division. Digital Data revenue from Facebook was approximately $40.0 million in fiscal 2018 and is expected to be significantly lower in fiscal 2019.

AS revenue was $322.1 million in fiscal 2017, a $24.2 million, or 8.1%, increase compared to fiscal 2016. On a geographic basis, U.S. AS revenue increased $25.8 million, or 9.8%, due to increases in Digital Data business with new and existing customers. International AS revenue decreased $1.6 million, or 4.6%.  International AS revenue increases in Europe ($2.4 million) were offset by decreases in Brazil ($1.2 million) and Australia ($3.2 million) due to restructuring. By line of business, AS revenue growth in Digital Data through our publisher and digital partner network ($28.3 million) were offset by declines in Consumer Data ($3.1 million).

Connectivity revenue was $211.0 million in fiscal 2018, a $63.7 million, or 43.2%, increase compared to fiscal 2017. The increase was due to LiveRamp growth, partially offset by a $2.4 million decrease in revenue from the revenue-sharing arrangements due to a lost customer. On a geographic basis, U.S. Connectivity revenue increased $55.1 million, or 40.2%, from fiscal 2017. International Connectivity revenue increased $8.5 million, or 84.3%. Connectivity revenue will also be impacted by the announced discontinuance of Facebook’s Partner Categories offering. Connectivity revenue from Facebook was approximately $20.0 million in fiscal 2018 and is expected to be significantly lower in fiscal 2019.

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

Cost of revenue and Gross profit
The Company’s cost of revenue and gross profit for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2018	2017	2016	2018-2017	2017-2016
Cost of revenue	$466,436	$477,686	$488,382	(2)%	(2)%
Gross profit	450,970	402,561	361,706	12	11
Gross margin	49.2%	45.7%	42.5%	7%	8%

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

Cost of revenue was $466.4 million in fiscal 2018, a $11.3 million, or 2.4%, decrease from fiscal 2017, due primarily to the disposition of Acxiom Impact ($18.2 million). Gross margins increased to 49.2% compared to 45.7% in the prior year. The gross margin increase is due to the Connectivity revenue increases and MS cost efficiencies. U.S. gross margins increased to 50.4% in the current year from 47.0% in the prior year for the same reasons. International gross margins increased to 36.7% in the current year from 32.0% in the prior year due to Connectivity revenue growth.

Cost of revenue was $477.7 million in fiscal 2017, a $10.7 million, or 2.2%, decrease from fiscal 2016, due primarily to the disposition of Acxiom Impact ($25.4 million). Gross margins increased to 45.7% compared to 42.5% in the prior year. The gross margin increase is due to cost efficiencies and the AS and Connectivity revenue increases. U.S. gross margins increased to 47.0% in fiscal 2017 from 43.8% in the prior year due to the AS and Connectivity revenue growth. International gross margins increased to 32.0% in fiscal 2017 from 30.4% in the prior year due to cost efficiencies and Connectivity revenue growth.

Operating Expenses
The Company’s operating expenses for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2018	2017	2016	2018-2017	2017-2016
Operating expenses:
Research and development	$94,873	$82,109	$74,247	16%	11
Sales and marketing	215,599	166,676	146,176	29	14
General and administrative	123,526	129,714	135,385	(5)	(4)
Impairment of goodwill and other assets	—	—	6,829	—	(100)
Gains, losses and other items, net	6,373	8,373	12,132	(24)	(31)
Total operating expenses	$440,371	$386,872	$374,769	14%	3%

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $94.9 million in fiscal 2018, an increase of $12.8 million, or 15.5%, compared to fiscal 2017, and are 10.3% of total revenues compared to 9.3% in fiscal 2017. The increase is due primarily to an increase in non-cash stock compensation of $4.4 million, and Connectivity and AS investments of $10.4 million and $1.6 million, respectively. The increases were partially offset by a decrease in MS of $3.0 million related primarily to the U.S. Impact disposition. The increase in non-cash stock compensation is largely related to the Arbor and Circulate acquisitions.

R&D expenses were $82.1 million in fiscal 2017, an increase of $7.9 million, or 10.6%, compared to fiscal 2016, and are 9.3% of total revenues compared to 8.7% in fiscal 2016. Connectivity and AS investments ($9.5 million and $2.2 million, respectively) were partially offset by cost reductions in MS ($6.3 million).

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $215.6 million in fiscal 2018, an increase of $48.9 million, or 29.4%, compared to fiscal 2017, and are 23.5% of total revenues compared to 18.9% in fiscal 2017. The increase is due largely to non-cash stock compensation of $14.6 million (largely related to the Arbor and Circulate acquisitions), and Connectivity investments of $30.2 million, corporate marketing of $3.8 million, and AS investments of $1.4 million. The increases were partially offset by a decrease in MS ($1.0 million) due primarily to lower variable compensation.

S&M expenses were $166.7 million in fiscal 2017, an increase of $20.5 million, or 14.0%, compared to fiscal 2016, and are 18.9% of total revenues compared to 17.2% in fiscal 2016. The increase is due to Connectivity and U.S. headcount investments and non-cash stock compensation.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $123.5 million in fiscal 2018, a decrease of $6.2 million, or 4.8%, compared to fiscal 2017, and are 13.5% of total revenues compared to 14.7% in fiscal 2017. The decrease is due primarily to lower non-cash stock compensation of $5.6 million, lower incentive compensation accruals, and other cost savings offset by a $12.2 million increase in separation and transformation costs. Prior year non-cash stock compensation costs were impacted by adjustments to increase expected performance levels for certain performance based awards.

G&A expenses were $129.7 million in fiscal 2017, a decrease of $5.7 million, or 4.2%, compared to fiscal 2016, and are 14.7% of total revenues compared to 15.9% in fiscal 2016. The decrease is due to a $12.2 million decline in separation and transformation costs, offset partially by an increase in non-cash stock based compensation.

Impairment of goodwill and other: Represents the amount of impairment related to goodwill and other related long-lived assets.

Impairment of goodwill and other was $6.8 million in fiscal 2016, representing the impairment of APAC AS ($6.1 million) and Brazil MS and AS ($0.7 million).

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $6.4 million in fiscal 2018, a decrease of $2.0 million, or 23.9%, compared to fiscal 2017.  The fiscal 2018 amount includes a $2.6 million charge related to the restructuring of the Redwood City, California lease and $3.8 million in severance and other associate-related charges.

Gains, losses and other items, net of $8.4 million in fiscal 2017, a decrease of $3.8 million, or 31.0%, compared to fiscal 2016.  The fiscal 2017 amount included a $5.1 million charge related to the restructuring of the Redwood City, California lease, a $1.3 million charge representing the write-off of accumulated foreign currency translation related to Brazil, a $2.2 million gain on the sale of the Little Rock, Arkansas Rivermarket building, $1.4 million in merger related expenses related to the Arbor and Circulate acquisitions, and a $0.3 million gain on sale of the Acxiom Impact business.

Income (Loss) from Operations and Profit (Loss) Margins
The Company’s income (loss) from operations and margin by segment for each of the years reported is presented below (dollars in thousands):

	2018	2017	2016
Operating income (loss) and margin:
Marketing Services	$83,304	$80,622	$74,371
	22.0%	19.6%	16.5%
Audience Solutions	124,192	123,238	109,598
	37.9%	38.3%	36.8%
Connectivity	18,399	5,333	(3,298)
	8.7%	3.6%	(3.2)%
Less:
Corporate	121,769	117,342	127,844
Purchased intangible asset amortization	23,920	18,644	15,466
Non-cash stock compensation	63,234	49,145	31,463
Impairment of goodwill and other	—	—	6,829
Gains, losses and other items, net	6,373	8,373	12,132
Income (loss) from operations	$10,599	$15,689	$(13,063)
Total operating margin	1.2%	1.8%	(1.5)%

Income from operations was $10.6 million in fiscal 2018 compared to $15.7 million in fiscal 2017. Operating margin was 1.2% compared to 1.8% in fiscal 2017. The decrease of $5.1 million was due primarily to increases in non-cash stock compensation, largely related to the Arbor and Circulate acquisitions, and separation and transformation costs included in corporate costs, offset partially by increases in operating segments' income from operations (primarily Connectivity).

Income from operations was $15.7 million in fiscal 2017 compared to a loss of $13.1 million in fiscal 2016. Operating margin was 1.8% compared to negative 1.5% in fiscal 2016. The improvement in income from operations of $28.8 million was due primarily to an increase in each of the segment’s income from operations and lower business separation and transformation costs in Corporate, lower gains, losses and other items, net, offset partially by an increase in non-cash stock based compensation.

MS income from operations was $83.3 million, a 22.0% margin, in fiscal 2018 compared to income of $80.6 million, a 19.6% margin, in fiscal 2017.  U.S. margins increased to 23.6% in the current period from 20.9% due to R&D and S&M cost reductions, including R&D reductions related to the Impact disposition. International operating margins decreased to 2.7% from 3.4% due primarily to the revenue decrease.

MS income from operations was $80.6 million, a 19.6% margin, in fiscal 2017 compared to income of $74.4 million, a 16.5% margin, in fiscal 2016.  U.S. margins increased to 20.9% in fiscal 2017 from 17.7% due to R&D and S&M cost reductions. International margins decreased to 3.4% from 3.7% due to the revenue decrease.

AS income from operations was $124.2 million, a 37.9% margin, in fiscal 2018 compared to income of $123.2 million, a 38.3% margin, in fiscal 2017. U.S. margins decreased to 39.6% in the current period from 39.9% as the increase in gross profit was offset by investments in R&D and S&M. International operating margins decreased to 23.7% from 24.2% due to increases in S&M.

AS income from operations was $123.2 million, a 38.3% margin, in fiscal 2017 compared to income of $109.6 million, a 36.8% margin, in fiscal 2016. U.S. margins decreased to 39.9% in fiscal 2017 from 40.1% due to ongoing R&D and S&M investments. International margins increased to 24.2% from 11.6% due to expanding gross profit margins.

Connectivity income from operations was $18.4 million, an 8.7% margin, in fiscal 2018 compared to income of $5.3 million, a 3.6% margin, in fiscal 2017. A $52.6 million increase in gross profit was partially offset by R&D and S&M investments.

Connectivity income from operations was $5.3 million, a 3.6% margin, in fiscal 2017 compared to a loss of $3.3 million, a negative 3.2% margin, in fiscal 2016 as the increase in gross profit was offset partially by continued R&D and S&M investments.

Other Income (Expense), Income Taxes and Other Items
Interest expense was $10.1 million in fiscal 2018 compared to $7.4 million in fiscal 2017.  The increase is primarily related to $70 million in borrowings in the third quarter of fiscal 2017 related to the Arbor and Circulate acquisitions and an increase in the average rate of approximately 82 basis points. On June 20, 2017, the Company refinanced its debt facility to consist of a $600 million revolving credit facility, of which $230 million was outstanding at March 31, 2018.

Interest expense was $7.4 million in fiscal 2017 compared to $7.7 million in fiscal 2016.  The decrease is primarily related to the reduction in the term loan balance offset by $0.7 million of new interest expense on line of credit borrowings. The average balance of the term loan and line of credit decreased approximately $40 million and the average rate remained approximately flat.

Other income was $0.2 million in fiscal 2018 compared to $0.3 million in fiscal 2017 and $0.5 million in fiscal 2016. Other, net primarily consists of foreign currency transaction gains and losses, and interest and investment income.

Income tax benefit was $22.8 million on pretax income of $0.7 million for fiscal 2018. The income tax benefit is primarily attributable to a $24.6 million benefit for the remeasurement of deferred tax liabilities as a result of the Tax Act. In addition, the effective tax rate reflects the Tax Act's permanent reduction in the U.S. federal corporate income tax rate. Fiscal 2018 also included a $6.4 million income tax expense due to nondeductible stock-based compensation, primarily related to the Arbor and Circulate acquisitions, a net $5.0 million benefit related to U.S. research and development tax credits, and a $3.0 million benefit related to net excess tax benefits from stock-based compensation.

The fiscal 2017 effective tax rate was 52.5%. Fiscal 2017 included a $4.5 million federal and state tax benefit, net of associated valuation allowance, related to the Acxiom Impact disposition. Fiscal 2017 also included a net $2.3 million income tax benefit related to U.S. research and development tax credits. In addition, nondeductible stock-based compensation, primarily related to the Arbor Holdback Agreement and incentive stock options issued in connection with the LiveRamp acquisition, had a $3.3 million unfavorable impact on income tax expense.

The fiscal 2016 effective tax rate was 57.4%.  Fiscal 2016 included a net $3.6 million tax benefit related to the release of a deferred tax valuation allowance in a certain foreign jurisdiction. Fiscal 2016 also included a net $4.0 million income tax benefit related to U.S. research and development tax credits. In addition, nondeductible stock-based compensation, primarily related to incentive stock options issued in connection with the LiveRamp acquisition, had a $1.9 million unfavorable impact on income tax expense.

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

Summary results of operations of ITO for the fiscal year ended March 31, 2016 are segregated and included in earnings from discontinued operations, net of tax, in the Company’s consolidated statements of operations and are as follows (dollars in thousands):

2016
Revenues	$69,410

Earnings from discontinued operations before income taxes	$10,050
Gain on sale of discontinued operations before income taxes	9,349
Income taxes	3,598
Earnings from discontinued operations, net of tax	$15,801

During fiscal 2018, the Company undertook a comprehensive review of its businesses to drive cleaner lines of sight, to create clearer accountabilities and to maximize its strategic flexibility. Following this review, the Company intends to reorganize its business and actively explore options to further strengthen Acxiom Marketing Solutions, a business unit combining MS and lines of business from AS, and deliver greater value to its clients. These options may include a strategic partnership, acquisition, tax-free merger, joint venture, tax-free spin-off, sale or other potential strategic combinations.

Beginning April 1, 2018, the Company will report its results in two business segments: LiveRamp and Acxiom Marketing Solutions.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at March 31, 2018 totaled $182.0 million, a $43.7 million increase when compared to $138.3 million at March 31, 2017, due primarily to the debt refinancing, as the amended credit agreement does not require periodic principal debt service, and a decrease in accrued payroll.

The Company’s cash is primarily located in the United States.  Approximately $22.1 million of the total cash balance of $142.3 million, or approximately 15.5%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding, from continuing operations, was 61 days at March 31, 2018 and 57 days at March 31, 2017, respectively, and is calculated as follows (dollars in thousands):

	March 31, 2018	March 31, 2017
Numerator – trade accounts receivable, net	$167,188	$142,768
Denominator:
Quarter revenue	244,781	224,867
Number of days in quarter	90	90
Average daily revenue	$2,720	$2,499
Days sales outstanding	61	57

Net cash provided by operating activities was $112.2 million in fiscal 2018 compared to $115.8 million and $113.6 million in fiscal 2017 and 2016, respectively.  The $3.6 million decrease in fiscal 2018 and the $2.2 million increase in fiscal 2017 resulted primarily from an increase in cash earnings offset by changes in working capital.

Investing activities used cash of $60.3 million in fiscal 2018 compared to $159.3 million and $69.2 million in fiscal 2017 and 2016, respectively. The decrease of used cash in fiscal 2018 related primarily to the $137.4 million of net cash paid in the Arbor and Circulate acquisitions in fiscal 2017. Fiscal 2018 investing activities consisted of capital expenditures of $44.2 million, capitalization of software of $13.7 million, net cash paid in the acquisition of Pacific Data Partners LLC ("PDP") of $4.5 million, $1.0 million for a long-term investment, and $0.9 million of data acquisition costs, offset partially by $4.0 million net cash received from the note receivable related to the Acxiom Impact sale. The increase for fiscal 2017 related primarily to the $137.4 million of net cash paid in the Arbor and Circulate acquisitions. Additional fiscal 2017 investing activities consisted of capital expenditures of $48.0 million, capitalization of software of $14.5 million and $0.9 million of data acquisition costs

Financing activities used cash of $81.5 million in fiscal 2018. Proceeds from the debt refinancing of $230.0 million were used to pay the outstanding $225 million term and revolving loan balances, with interest, along with $4.0 million in fees related to the restated credit agreement. Fiscal 2018 financing activities also included $88.9 million of cash to acquire treasury stock, offset by $8.7 million in proceeds from the sale of common stock. Financing activities provided cash of $25.8 million in fiscal 2017. Fiscal 2017 financing activities included $15.7 million in proceeds from the sale of common stock and $2.9 million excess tax benefits from stock-based compensation, offset by $32.2 million in payments of debt and $30.5 million to acquire treasury stock.

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on March 30, 2018 (see Note 12 – Stockholders’ Equity). Under the modified common stock repurchase program, the Company may purchase up to $500 million of its common stock through the period ending December 31, 2019. During the fiscal year ended March 31, 2018, the Company repurchased 3.3 million shares of its common stock for $88.9 million.  During the fiscal year ended March 31, 2017, the Company repurchased 1.3 million shares of its common stock for $30.5 million.  During the fiscal year ended March 31, 2016, the Company repurchased 2.6 million shares of its common stock for $52.8 million.  From program inception and through March 31, 2018, the Company had repurchased 20.1 million shares of its stock for $374.6 million, leaving remaining capacity of $125.4 million under the stock repurchase program.

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

Off-Balance Sheet Items and Commitments

In connection with the Impact email disposition, the Company assigned a facility lease to the buyer of the business.  The Company guaranteed the facility lease as required by the asset disposition agreement.  Should the assignee default, the Company would be required to perform under the terms of the facility lease, which runs through September 2021.  At March 31, 2018, the Company’s maximum potential future rent payments under this guarantee totaled $2.1 million.

There were no material outstanding letters of credit at March 31, 2018 or March 31, 2017.

Contractual Commitments
The following table presents the Company's contractual cash obligations, exclusive of interest, and purchase commitments at March 31, 2018.  The table does not include the future payment of liabilities related to uncertain tax positions of $2.1 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Revolving credit borrowings	$—	$—	$—	$—	$230,000	$—	$230,000
Other debt	1,583	1,362	348	—	—	—	3,293
Total long-term debt	1,583	1,362	348	—	230,000	—	233,293
Operating leases	16,525	15,945	15,490	15,096	8,745	12,345	84,146
Total contractual cash obligations	$18,108	$17,307	$15,838	$15,096	$238,745	$12,345	$317,439

	For the years ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Total purchase commitments	$40,488	$18,235	$9,060	$1,539	$338	$—	$69,660

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest. The Company estimates interest payments on debt for fiscal 2019 of $12.0 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of March 31, 2018 (dollars in thousands):

Lease guarantees	$2,116
Surety bonds	405

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

•
With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and global reach of the online marketplace.   Negative publicity and/or increased restrictions on the collection, management, aggregation and use of information could result in reduced demand for our products or services, decreased availability of certain kinds of data and/or a material increase in the cost of collecting and using certain kinds of data.

•
In recent years, we have witnessed an ongoing shift from direct marketing to alternative marketing channels. We believe this trend will continue and that, in the long term, a substantial portion of overall marketing and advertising expenditures will be moved to alternative marketing channels.

•
Compromises in the security or stability of our data and systems, including from cyber-based attacks, the unauthorized transmission of confidential information or systems interruptions could negatively affect our economic condition.

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

Recent Accounting Pronouncements –

See “Adoption of New Accounting Standards” and “Recent Accounting Pronouncements” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for a discussion of certain accounting standards that have been issued during fiscal 2018 and 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Acxiom Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Acxiom Corporation and subsidiaries as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively, the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

KPMG LLP

We have served as the Company's auditor since 2003.

Dallas, Texas
May 25, 2018

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND 2017
(Dollars in thousands, except per share data)

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$142,279	$170,343
Trade accounts receivable, net	167,188	142,768
Refundable income taxes	9,733	7,098
Other current assets	41,145	48,310
Total current assets	360,345	368,519

Property and equipment, net of accumulated depreciation and amortization	156,533	155,974
Software, net of accumulated amortization of $314,185 in 2018 and $288,122 in 2017	34,984	47,638
Goodwill	595,995	592,731
Purchased software licenses, net of accumulated amortization of $66,190 in 2018 and $72,403 in 2017	7,703	7,972
Deferred income taxes	12,225	10,261
Other assets, net	41,468	51,443
	$1,209,253	$1,234,538
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$1,583	$39,819
Trade accounts payable	46,688	40,208
Accrued payroll and related expenses	42,499	53,238
Other accrued expenses	55,865	59,861
Deferred revenue	31,720	37,087
Total current liabilities	178,355	230,213

Long-term debt	227,837	189,241
Deferred income taxes	40,243	58,374
Other liabilities	13,723	17,730
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 136.1 million and 132.9 million shares at March 31, 2018 and 2017, respectively)	13,609	13,288
Additional paid-in capital	1,235,679	1,154,429
Retained earnings	628,331	602,609
Accumulated other comprehensive income	10,767	7,999
Treasury stock, at cost (58.3 million and 54.6 million shares at March 31, 2018 and 2017, respectively)	(1,139,291)	(1,039,345)
Total equity	749,095	738,980
	$1,209,253	$1,234,538

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2018, 2017 AND 2016
(Dollars in thousands, except per share amounts)

	2018	2017	2016

Revenues	$917,406	$880,247	$850,088
Cost of revenue	466,436	477,686	488,382
Gross profit	450,970	402,561	361,706
Operating expenses:
Research and development	94,873	82,109	74,247
Sales and marketing	215,599	166,676	146,176
General and administrative	123,526	129,714	135,385
Impairment of goodwill and other assets	—	—	6,829
Gains, losses and other items, net	6,373	8,373	12,132
Total operating expenses	440,371	386,872	374,769
Income (loss) from operations	10,599	15,689	(13,063)
Other income (expense):
Interest expense	(10,131)	(7,381)	(7,669)
Other, net	241	334	452
Total other expense	(9,890)	(7,047)	(7,217)
Income (loss) from continuing operations before income taxes	709	8,642	(20,280)
Income taxes (benefit)	(22,771)	4,534	(11,632)
Net earnings (loss) from continuing operations	23,480	4,108	(8,648)
Earnings from discontinued operations, net of tax	—	—	15,351
Net earnings	$23,480	$4,108	$6,703

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.30	$0.05	$(0.11)
Net earnings from discontinued operations	—	—	0.20
Net earnings	$0.30	$0.05	$0.09

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.29	$0.05	$(0.11)
Net earnings from discontinued operations	—	—	0.20
Net earnings	$0.29	$0.05	$0.09

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2018, 2017 AND 2016
(Dollars in thousands)

	2018	2017	2016

Net earnings	$23,480	$4,108	$6,703
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,768	(706)	(907)
Unrealized gain on interest rate swap	—	115	84
Other comprehensive income (loss)	2,768	(591)	(823)
Comprehensive income	$26,248	$3,517	$5,880

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2018, 2017 AND 2016
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2015	127,938,797	$12,794	$1,034,526	$591,798	$9,413	(50,102,724)	$(945,274)	$703,257
Employee stock awards, benefit plans and other issuances	1,338,663	134	15,627	—	—	(294,522)	(5,344)	10,417
Tax impact of stock options and restricted stock	—	—	(293)	—	—	—	—	(293)
Non-cash stock-based compensation from continuing operations	61,464	6	31,457	—	—	—	—	31,463
Non-cash stock-based compensation from discontinued operations	—	—	1,008					1,008
Restricted stock units vested	1,051,182	105	(105)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(2,633,436)	(52,764)	(52,764)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(907)	—	—	(907)
Unrealized gain on interest rate swap	—	—	—	—	84	—	—	84
Net earnings	—	—	—	6,703	—	—	—	6,703
Balances at March 31, 2016	130,390,106	$13,039	$1,082,220	$598,501	$8,590	(53,030,682)	$(1,003,382)	$698,968
Employee stock awards, benefit plans and other issuances	1,233,566	123	21,007	—	—	(236,870)	(5,421)	15,709
Tax impact of stock options and restricted stock	—	—	2,183	—	—	—	—	2,183
Non-cash stock-based compensation	236,162	24	49,121	—	—	—	—	49,145
Restricted stock units vested	1,015,539	102	(102)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,314,840)	(30,542)	(30,542)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(706)	—	—	(706)
Unrealized gain on interest rate swap	—	—	—	—	115	—	—	115
Net earnings	—	—	—	4,108	—	—	—	4,108
Balances at March 31, 2017	132,875,373	$13,288	$1,154,429	$602,609	$7,999	(54,582,392)	$(1,039,345)	$738,980
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	384	2,242	—	—	—	2,626
Employee stock awards, benefit plans and other issuances	1,054,754	105	19,622	—	—	(420,419)	(11,062)	8,665
Non-cash stock-based compensation	628,208	63	61,397	—	—	—	—	61,460
Restricted stock units vested	1,521,341	153	(153)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(3,302,106)	(88,884)	(88,884)
Comprehensive income:
Foreign currency translation	—	—	—	—	2,768	—	—	2,768
Net earnings	—	—	—	23,480	—	—	—	23,480
Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2018, 2017 AND 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net earnings	$23,480	$4,108	$6,703
Earnings from discontinued operations, net of tax	—	—	(15,351)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86,371	82,690	85,463
Loss on disposal of assets	3,348	3,040	232
Write-off of debt issuance costs	720	—	—
Impairment of goodwill and other assets	—	—	6,829
Deferred income taxes	(16,974)	(8,818)	(11,664)
Non-cash stock-based compensation expense	63,234	49,145	31,463
Changes in operating assets and liabilities:
Accounts receivable, net	(22,000)	(11,161)	(13,014)
Other assets	(4,740)	(172)	(13,632)
Accounts payable and other liabilities	(14,359)	4,302	25,529
Deferred revenue	(6,927)	(7,304)	11,084
Net cash provided by operating activities	112,153	115,830	113,642

Cash flows from investing activities:
Capitalized software development costs	(13,739)	(14,477)	(14,880)
Capital expenditures	(44,197)	(47,993)	(47,423)
Data acquisition costs	(907)	(881)	(1,553)
Proceeds from sales of assets	—	25,494	—
Equity investments	(1,000)	(1,000)	—
Cash paid in acquisitions, net of cash acquired	(4,478)	(137,383)	(5,386)
Net cash received in dispositions	4,000	16,988	—
Net cash used in investing activities	(60,321)	(159,252)	(69,242)

Cash flows from financing activities:
Proceeds from debt	230,000	70,000	—
Payments of debt	(227,320)	(32,243)	(87,231)
Debt issuance costs	(4,001)	—	—
Sale of common stock, net of stock acquired for withholding taxes	8,665	15,709	10,417
Excess tax benefits from stock-based compensation	—	2,852	3,551
Acquisition of treasury stock	(88,884)	(30,542)	(52,764)
Net cash provided by (used in) financing activities	(81,540)	25,776	(126,027)
Net cash used in continuing operations	(29,708)	(17,646)	(81,627)

See accompanying notes to consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED MARCH 31, 2018, 2017 AND 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	6,323
Net cash provided by investing activities	—	—	124,506
Net cash used in financing activities	—	—	(206)
Net cash provided by discontinued operations	—	—	130,623
Net cash provided by (used in) continuing and discontinued operations	(29,708)	(17,646)	48,996
Effect of exchange rate changes on cash	1,644	(1,640)	(377)

Net change in cash and cash equivalents	(28,064)	(19,286)	48,619
Cash and cash equivalents at beginning of period	170,343	189,629	141,010
Cash and cash equivalents at end of period	$142,279	$170,343	$189,629

Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,169	$7,779	$8,145
Income taxes, net of refunds	1,236	6,866	6,100

Noncash investing and financing activities:
Leasehold improvements paid directly by lessor	978	—	—

See accompanying notes to consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018, 2017 AND 2016

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Basis of Presentation and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC").

Use of Estimates -

In preparing Consolidated Financial Statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used in determining, among other items, the fair value of acquired assets and assumed liabilities, projected cash flows associated with recoverability of assets, restructuring and impairment accruals, litigation and facilities lease loss accruals, stock-based compensation, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions. Actual results may differ materially from these estimates.

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

Significant Accounting Policies

Cash and Cash Equivalents -

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company has no restricted cash.

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

For our multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The relative selling price for each unit of accounting in a multiple-element arrangement is established using vendor-specific objective evidence ("VSOE"), if available, third-party evidence ("TPE"), if available, or management’s best estimate of stand-alone selling price ("BESP").  The Company has neither VSOE nor TPE and therefore uses BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting any specified performance conditions.

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

Revenues from Connectivity services are primarily recorded as monthly recurring subscription fees, and from data providers and certain digital publishers in the form of revenue-sharing agreements.

Accounts Receivable

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies, as stated above.  Unbilled amounts included in accounts receivable, which generally arise from the delivery of data and performance of services to customers in advance of billings, were $11.6 million at March 31, 2018 and $14.1 million March 31, 2017.

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

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

				Bad debts
	Balance at	Additions		written off,
	beginning	charged to		net of	Balance at
	of	costs and	Other	amounts	end of
	period	expenses	changes	recovered	period
2016:
Allowance for doubtful accounts, returns and credits	$4,423	$3,673	$56	$(890)	$7,262
2017:
Allowance for doubtful accounts, returns and credits	$7,262	$1,859	$(372)	$(2,643)	$6,106
2018:
Allowance for doubtful accounts, returns and credits	$6,106	$1,054	$236	$(564)	$6,832

Other fiscal 2018 changes in the table above result primarily from the effects of exchange rates.

Deferred Revenue

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

The standard generally requires that research and development costs incurred prior to the beginning of the application development stage of software products are charged to operations as such costs are incurred. Once the application development stage has begun, costs are capitalized until the software is available for general release.  Costs of internally developed computer software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years (see Note 8 – Software Costs).

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

Business Combinations –

We apply the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill and Intangible Assets -

Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year in accordance with ASC 350, Intangibles-Goodwill and Other, or more frequently if indicators of impairment exist. In performing our goodwill impairment test, we first evaluate goodwill to determine if it is more likely than not that the occurrence of an event or change in circumstances has reduced the fair value of a reporting unit below its carrying value. The qualitative assessment requires that we consider events or circumstances that may include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, and changes in our stock price. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of our reporting units is greater than the carrying amounts, then the two-step goodwill impairment test is not performed.

If the qualitative assessment indicates that the two-step quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of each of our reporting units to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical forecasted revenue, operating costs and other relevant factors.

We completed our annual impairment test during the first quarter of fiscal 2018. We determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of our reporting units exceeds the respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step quantitative goodwill impairment test was not performed. We did not recognize any goodwill impairment charges in fiscal 2017. During fiscal 2016, we recognized a $5.4 million goodwill impairment loss related to our APAC Audience Solutions segment and a $0.5 million goodwill impairment loss related to our Brazil operation.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2018, 2017, or 2016.

During fiscal 2018, our intangible assets were amortized over their estimated useful lives ranging from two years to ten years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	4
Customer relationships	6
Trade names	3
Publisher relationships	6

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

Fair Value of Financial Instruments -

We apply the provisions of ASC 820, Fair Value Measurement, to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards. The additional disclosure regarding our fair value measurements is included in Note 16.

Concentration of Credit Risk -

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts, unbilled and notes receivable.  The Company’s receivables are from a large number of customers.  Accordingly, the Company’s credit risk is affected by general economic conditions.  The Company maintains deposits in federally insured financial institutions more than federally insured limits. Management, however, believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Income Taxes -

The Company and its domestic subsidiaries file a consolidated federal income tax return.  The Company’s foreign subsidiaries file separate income tax returns in the countries in which their operations are based.

The Company makes estimates and judgments in determining the provision for income taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain deferred tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to the tax provision in a subsequent period. The Company assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company increases the provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.  The Company believes that the deferred tax assets recorded on the consolidated balance sheets will be ultimately recovered. However, should a change occur in the Company’s ability to recover its deferred tax assets, its tax provision would increase in the period in which the Company determined that the recovery was not likely.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process pursuant to ASC 740, Income Taxes. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained on audit, the second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various outcomes.

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

The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%. Accordingly, the Company made a provisional remeasurement of its federal deferred tax assets and liabilities to reflect the lower tax rate enacted during the third quarter of fiscal 2018. See Note 13 - Income Taxes for additional information.

Foreign Currency -

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary. The balance sheets of the Company’s foreign subsidiaries are translated at period-end rates of exchange, and the statements of operations are translated at the average exchange rate for the period.  The effects of foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income.

Advertising Expense -

Advertising costs are expensed as incurred.  Advertising expense was approximately $11.6 million, $9.3 million and $5.9 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.  Advertising expense is included in operating expenses in the consolidated statements of operations.

Guarantees -

The Company accounts for the guarantees of indebtedness of others under applicable accounting standards which require a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  A guarantor is also required to make additional disclosures in its financial statements about obligations under certain guarantees issued.  The Company’s liability for the fair value of guarantees is not material (see Note 11 – Commitments and Contingencies).

Legal Contingencies -

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 11, Commitments and Contingencies, provides additional information regarding certain of our legal contingencies.

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	2018	2017	2016
Net earnings (loss) from continuing operations	$23,480	$4,108	$(8,648)
Earnings from discontinued operations, net of tax	—	—	15,351
Net earnings	$23,480	$4,108	$6,703
Basic earnings (loss) per share:
Basic weighted-average shares outstanding	78,891	77,609	77,616
Basic earnings (loss) per share:
Continuing operations	$0.30	$0.05	$(0.11)
Discontinued operations	—	—	0.20
Net earnings	$0.30	$0.05	$0.09
Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	78,891	77,609	77,616
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	2,625	2,239	—
Diluted weighted-average shares outstanding	81,516	79,848	77,616
Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.05	$(0.11)
Discontinued operations	—	—	0.20
Net earnings	$0.29	$0.05	$0.09

Due to the net loss from continuing operations in fiscal 2016, the dilutive effect of options, warrants and restricted stock units covering 1.5 million shares of common stock was excluded from the earnings per share calculation since the impact on the calculation was anti-dilutive. Additional options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2018			2017			2016
Number of shares outstanding under options, warrants and restricted stock units	20			90			1,654
Range of exercise prices for options	$32.85	-	$32.85	$27.77	-	$32.85	$17.49	-	$62.06

Stock-based Compensation -

The Company records stock-based compensation expense according to the provisions of ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations over the service period of the award based on their fair values. Under the provisions of ASC Topic 718, the Company determines the appropriate fair value model to be used for valuing stock-based payments and the amortization method for compensation cost.

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the compensation committee (“compensation committee”) of the board of directors under which options and restricted stock units were outstanding as of March 31, 2018.

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

Incentive stock option awards granted under the stock-based plans cannot be granted with an exercise price less than 100% of the per-share market value of the Company’s shares at the date of grant and have a maximum duration of ten years from the date of grant.  Board policy currently requires that nonqualified options also must be priced at or above the fair market value of the common stock at the time of grant with a maximum duration of ten years.

Restricted stock units may be issued under the equity compensation plan and represent the right to receive shares in the future by way of an award agreement which includes vesting provisions.  Award agreements can further provide for forfeitures triggered by certain prohibited activities, such as breach of confidentiality.  All restricted stock units will be expensed over the vesting period and adjusted for forfeitures as incurred.  The vesting of some restricted stock units is subject to the Company’s achievement of certain performance criteria, as well as the individual remaining employed by the Company for a period of years.

The Company also has outstanding performance-based stock appreciation rights and performance-based stock units. These are expensed over the vesting period of the award.

The Company receives income tax deductions because of the exercise of nonqualified stock options and the vesting of other stock-based awards.  These excess tax benefits and deficiencies are included as a component of income tax expense and reflected as an operating cash flow included in changes in operating assets and liabilities.

Restructuring –

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits.  Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge which will impact net earnings in the period any adjustment is recorded.

Adoption of New Accounting Standards –

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"), which amended the existing FASB Accounting Standards Codification. The standard provides additional guidance to assist entities with evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for the Company beginning in fiscal 2019, with early adoptions permitted. We adopted the standard in the current fiscal year, on a prospective basis, and adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). This standard is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 (fiscal 2019 for the Company), including interim periods within those fiscal years; earlier adoption is permitted. We adopted the standard during the current fiscal year. Early adoption did not result in any changes to our existing accounting policies, presentation of items in our consolidated financial statements and related disclosures, or any changes resulting from the retrospective application to all periods reported.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which is intended to improve the accounting for stock-based payment transactions as part of the FASB's simplification initiative. The ASU changes five aspects of the accounting for stock-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The inclusion of excess tax benefits and deficiencies as a component of our income tax provision will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest or the date of option exercises. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur.

We adopted ASU No. 2016-09 during the current fiscal year, which required us to reflect any adjustments as of April 1, 2017. We elected to account for forfeitures as they occur rather than estimating expected forfeitures. We recorded the cumulative impact of adoption through an increase in retained earnings of $2.2 million, of which $2.6 million related to deferred tax assets from certain federal and state research tax credit carryforwards attributable to excess tax benefits from stock-based compensation that had not been previously recognized, offset by $0.4 million related to elimination of the forfeiture pool. We elected to prospectively adopt the effect on the statement of cash flows and accordingly, did not restate the Consolidated Statements of Cash Flows for fiscal 2017 and 2016, respectively.

Recent Accounting Pronouncements Not Yet Adopted –

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 719): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a stock-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a stock-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 is effective for the Company beginning in fiscal 2019. The Company continues to evaluate the impact of the adoption of this guidance on its consolidated financial statements, but does not expect it to have a material impact.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. Subsequently, the FASB has issued various ASU's to provide further clarification around certain aspects of Topic 842. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (fiscal

2020 for the Company), including interim periods within those fiscal years, with early adoption permitted. We will adopt the new standard on April 1, 2019 using the modified retrospective approach. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued update ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. Companies may adopt Topic 606 using a full retrospective or modified retrospective method. The Company adopted the standard on April 1, 2018 using the modified retrospective method.

During fiscal 2018, the Company completed its evaluation of Topic 606. Based on the evaluation, the Company does not expect it to have a material impact on its results of operations or cash flows in the periods after adoption. Most revenue streams will be recorded consistently under both the current standard and new standard; however, the Company noted the following impact:

Under the current standard, we expense costs related to the acquisition of revenue-generating contracts as incurred. Under the new standard, we will be required to capitalize incremental costs to acquire contracts and amortize them over the expected period of benefit, which we have determined as a range from two to five years.

At April 1, 2018, the Company expects to record the cumulative impact of Topic 606 through an increase in retained earnings of approximately $12.5 million rather than retrospectively adjusting prior periods. The cumulative adjustment will primarily relate to the capitalization of certain costs incremental to contract acquisition.

Topic 606 also requires expanded disclosure regarding the nature, timing, and uncertainty of revenue transactions, and costs incurred to obtain customer contracts. The Company has evaluated these disclosure requirements and incorporated the collection of relevant data into its reporting process. These disclosures will be reflected beginning in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity included in gains, losses and other items, net in the consolidated statements of operations for the fiscal years ended March 31, 2018, 2017 and 2016 (dollars in thousands):

	Associate-related	Lease
	reserves	accruals	Total
March 31, 2015	$7,211	$5,228	$12,439
Restructuring charges and adjustments	8,630	3,002	11,632
Payments	(12,986)	(4,706)	(17,692)
March 31, 2016	$2,855	$3,524	$6,379
Restructuring charges and adjustments	3,755	2,985	6,740
Payments	(4,210)	(2,201)	(6,411)
March 31, 2017	$2,400	$4,308	$6,708
Restructuring charges and adjustments	3,832	2,564	6,396
Payments	(3,481)	(1,580)	(5,061)
March 31, 2018	$2,751	$5,292	$8,043

Restructuring Plans

In fiscal 2018, the Company recorded a total of $6.4 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The expense included severance and other associate-related charges of $3.8 million, and lease accruals and adjustments of $2.6 million.

The associate-related accruals of $3.8 million related to the termination of associates in the United States and Europe. Of the amount accrued, $2.2 million remained accrued as of March 31, 2018. These costs are expected to be paid out in fiscal 2019. The lease accruals and adjustments of $2.6 million result from the Company's exit from certain leased office facilities.

In fiscal 2017, the Company recorded a total of $8.9 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The expense included severance and other associate-related charges of $3.8 million, lease accruals and adjustments of $3.0 million, and leasehold improvement write offs of $2.1 million. The associate-related accruals of $3.8 million were fully paid in fiscal 2018. The lease accruals and adjustments of $3.0 million resulted from the Company’s exit from certain leased office facilities ($1.5 million), and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million).

In fiscal 2016, the Company recorded a total of $12.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The expense included severance and other associate-related charges of $8.6 million, Europe lease termination charges and accruals of $3.0 million, and leasehold improvement write offs of $0.4 million. The associate-related accruals of $8.6 million related to the termination of associates in the United States, Europe, Brazil and Australia. Of the amount accrued for 2016, $0.2 million remained accrued as of March 31, 2018. These costs are expected to be paid out in fiscal 2019. The Europe lease termination charges and accruals of $3.0 million were fully paid during fiscal 2016.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million. Of the associate-related accruals of $13.3 million, $0.3 million remained accrued as of March 31, 2018. These amounts are expected to be paid out in fiscal 2019.

The fiscal 2015, 2017, and 2018 lease accruals described above relate to three floors, each vacated in a certain fiscal year, of one facility. Of the consolidated fiscal 2015, 2017, and 2018 facility lease restructuring charges of $12.1 million, $5.3 million remained accrued as of March 31, 2018. The Company intends to sublease the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Actual sublease receipts may differ from the estimates originally made by the

Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2018	2017	2016
Restructuring plan charges and adjustments	$6,396	$6,740	$11,632
Other restructuring charges	—	2,125	381
Write-off of accumulated foreign currency translation in Brazil	—	1,315	—
Gain on disposition of assets	—	(2,986)	—
Acquisition-related costs	—	1,365	—
Other	(23)	(186)	119
	$6,373	$8,373	$12,132

3.    ACQUISITIONS:

Pacific Data Partners

On February 14, 2018, the Company acquired all the outstanding units of Pacific Data Partners LLC ("PDP") in order to accelerate its ability to power people-based B2B marketing. The Company paid approximately $4.5 million in cash, net of $0.5 million funds held in escrow and $0.2 million cash acquired. The escrow funds are expected to be delivered to the PDP sellers one year from the acquisition date. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations of this acquisition are included in the Company's consolidated results beginning February 14, 2018.

The following table presents the purchase price allocation related to assets acquired and liabilities assumed (dollars in thousands):

February 14, 2018
Assets acquired:
Cash	$228
Trade accounts receivable	224
Developed technology (Software, net)	2,000
Goodwill	3,260
Intangible assets (Other assets)	200
Total assets acquired	5,912

Accounts payable and accrued expenses	(706)
Net assets acquired	5,206
Less:
Funds held in escrow	(500)
Cash acquired	(228)
Net cash paid	$4,478

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on calculations and valuations using management’s estimates and assumptions and were based on the information that was available as of the date of acquisition.

In connection with the PDP acquisition, the Company assumed the outstanding performance compensation plan under the 2018 Equity Compensation Plan of Pacific Data Partners, LLC ("PDP PSU plan"). Under the PDP PSU plan, performance compensation will be paid to plan participants in four annual increments based on attainment of certain Connectivity B2B run rate revenue targets for the performance period covering April 1, 2018 to March 31, 2022. Each annual payout will be determined at the close of each fiscal year within the performance period, on a cumulative basis. The amount of each annual payout will be settled in shares of Company common stock. The number of shares of Company common stock issued to participants will be equal to 90% of the annual payout divided by the volume weighted average stock price for the 20 trading days prior to, and ending on, the end of each annual performance period, plus, 10% of the annual payout divided by the volume weighted average stock price for the 20 trading days prior to, and ending on, the date of the closing of the acquisition. Total performance attainment may result in combined payouts ranging from $0.0 million to $65.0 million.

The performance compensation paid under the PDP PSU plan will be recorded as non-cash stock-based compensation as it is attributable to post-combination service (see Note 12 - Stockholders' Equity). The non-cash stock-based compensation expense will be recognized over the requisite service and performance period based on expected attainment. 90% of the performance compensation will be settleable in a number of shares calculated using a variable 20-day stock price factor, determined in future periods, and will be classified as a liability-based equity award. As of each reporting date, 90% of any recognized, but unpaid portions of the performance compensation plan will be recorded in other accrued expenses in the Consolidated Balance Sheet. The remaining 10% of the performance compensation will be classified as an equity-based equity award.

Through March 31, 2018, the Company recognized a total of $2.0 million in non-cash stock-based compensation expense in the consolidated statements of operations related to the PDP PSU plan.

Arbor and Circulate

The Company acquired all the outstanding shares of Arbor Technologies, Inc. (“Arbor”) and Circulate.com, Inc. (“Circulate”) on November 22, 2016 and November 29, 2016, respectively. Arbor and Circulate help publishers connect people-based data to the marketing ecosystem.   Arbor and Circulate are included in the Connectivity segment, and increase the scale of the Company’s omni-channel identity graph and network.  The Company has included the financial results of Arbor and Circulate in the consolidated financial statements from the dates of acquisition. The consideration paid for the outstanding shares and vested stock options was approximately $137.4 million, net of cash acquired of approximately $9.5 million. The consideration paid for unvested stock options had an estimated fair value of $9.2 million.  These options are not part of the purchase price and will be expensed as non-cash stock compensation over the applicable vesting periods.

In connection with the Arbor acquisition, the Company agreed to pay $38.3 million to certain key employees (see “Consideration Holdback” in note 12).  The consideration holdback is payable over 30 equal, monthly increments and is settleable in shares of Company common stock.  The number of shares to be issued monthly will vary depending on the market price of the shares on the date of issuance and will be recorded as non-cash stock compensation expense as the shares are issued.  The consideration holdback is not part of the purchase price as vesting is dependent on continued employment of the key employees.

Following the closing of Arbor, the Company granted new awards of restricted stock units to select employees of Arbor to induce them to accept employment with the Company (the “Arbor Inducement Awards”). The Arbor Inducement Awards had a grant date fair value of $10.4 million, and vest over three years with 34% of the total vesting on the first anniversary of the closing date and 8.25% vesting each three months thereafter, subject to the employee’s continued service through each vesting date. Following the closing of Circulate, the Company granted new awards of restricted stock units to select employees of Circulate to induce them to accept employment with the Company (the “Circulate Inducement Awards”). The Circulate Inducement Awards had a grant date fair value of $10.0 million. The Circulate Inducement Awards granted to certain key employees of Circulate vest over two years with 50% of the total vesting on the first anniversary of the closing date and 12.5% vesting each three months thereafter, subject to the employee’s continued service through each vesting date and vesting acceleration upon a qualifying termination as set forth in the applicable employee’s offer letter with the Company. The Circulate Inducement Awards granted to all other Circulate employees vest incrementally over four years with 25% of the total vesting on the first anniversary date of the closing, and 25% vesting each 12 months thereafter, subject to the employee’s continued service through each vesting date.

On November 29, 2016, the Company delivered $5.9 million of cash to an escrow agent according to the terms of the Circulate acquisition agreement.  The cash was restricted as to withdrawal or use by the Company. The restricted cash was delivered to the Circulate sellers one year from the acquisition date, during fiscal 2018.  The principal escrow amount was owned by the Company until funds were delivered to the Circulate sellers.  All interest and earnings on the principal escrow amount remain property of the Company.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of the acquisitions (dollars in thousands):

November 22 and November 29, 2016
Assets acquired:
Cash	$9,495
Trade accounts receivable	3,352
Goodwill	105,670
Intangible assets (Other assets)	40,800
Other current and noncurrent assets	278
Total assets acquired	159,595
Deferred income taxes	(8,093)
Accounts payable and accrued expenses	(4,623)
Net assets acquired	146,879
Less:
Cash acquired	(9,495)
Net cash paid	$137,384

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to development of future technology and products, development of future customer relationships, and the Arbor and Circulate assembled workforces.  The Company allocated the goodwill to the reporting unit that was expected to benefit from the acquired goodwill. Goodwill is not deductible for U.S. income tax purposes.

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

4.    DISCONTINUED OPERATIONS AND DISPOSITIONS:

Disposition of Impact email business

In fiscal 2017, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note with interest accruing at a rate of 6% per annum. The note was paid in full in fiscal 2018. The Company also entered into a separate multi-year contract to provide Zeta Interactive with Connectivity and Audience Solutions services. Prior to the disposition, the Impact email business was included in the Marketing Services segment results.

The business did not meet the requirements of a discontinued business; therefore, all financial results are included in continuing operations. The Company recorded a gain on sale of $0.3 million, included in gains, losses and other items, net. The transaction also generated a $4.3 million income tax benefit.

Revenues and income (loss) from operations from the disposed Impact email business are shown below (dollars in thousands):

	2017	2016
Revenues	$20,375	$60,199
Income (loss) from operations	$(157)	$10,105

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

On July 31, 2015, the Company applied $55.0 million of proceeds from the sale to repay outstanding Company indebtedness to comply with the Company’s existing credit agreement (see Note 10 – Long-Term Debt).  The Company allocated interest expense associated with the $55.0 million repayment of Company indebtedness to the ITO discontinued operating business.  Allocated interest expense was $0.4 million for the fiscal year ended March 31, 2016. We used the remaining proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes.

Summary results of operations of ITO for the fiscal year ended March 31, 2016 are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations.  The following table is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

2016
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$69,410
Cost of revenue	50,837
Gross profit	18,573
Operating expenses:
Sales and marketing	1,192
General and administrative	6,053
Gain on sale of discontinued operations	(9,349)
Gains, losses and other items, net	367
Total operating expenses	(1,737)
Earnings from discontinued operations	20,310
Interest expense	(681)
Other, net	(230)
Earnings from discontinued operations before income taxes	19,399
Income taxes	3,598
Earnings from discontinued operations, net of tax	$15,801

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

	2018	2017	2016
Cash inflows	$6,575	$7,214	$4,728
Cash outflows	$1,976	$4,140	$4,165
Revenues	$7,511	$6,470	$4,650
Expenses	$1,770	$3,284	$4,617

5.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31,	March 31,
	2018	2017
Prepaid expenses and other	$27,594	$25,714
Escrow deposit (see Note 3 - Acquisitions)	—	5,880
Note receivable (see Note 4 – Discontinued Operations and Dispositions)	—	4,000
Assets of non-qualified retirement plan (see Note 6 - Other Accrued Expenses)	13,551	12,716
Other current assets	$41,145	$48,310

Other noncurrent assets consist of the following (dollars in thousands):

	March 31,	March 31,
	2018	2017
Acquired intangible assets, net	$33,922	$43,884
Deferred data acquisition costs	1,036	1,116
Other miscellaneous noncurrent assets	6,510	6,443
Noncurrent assets	$41,468	$51,443

6.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31,	March 31,
	2018	2017
Accrued purchase consideration (see Note 3 - Acquisitions)	$—	$5,880
Liabilities of non-qualified retirement plan (see Note 5 - Other Current and Noncurrent Assets)	13,551	12,716
Other accrued expenses	42,314	41,265
Other accrued expenses	$55,865	$59,861

7.    GOODWILL AND INTANGIBLE ASSETS:

Goodwill by operating segment and activity for the years ended March 31, 2018 and 2017 was as follows (dollars in thousands):

	Marketing	Audience
	Services	Solutions	Connectivity	Total
Balance at March 31, 2016	$124,586	$273,430	$94,729	$492,745
Acquisitions of Arbor and Circulate (see note 3)	—	—	105,670	105,670
Impact email disposition (see note 4)	(5,684)	—	—	(5,684)
Allant purchase accounting adjustments	—	18	—	18
Change in foreign currency translation adjustment	(12)	—	(6)	(18)
Balance at March 31, 2017	$118,890	$273,448	$200,393	$592,731
Acquisition of PDP (see note 3)	—	—	3,260	3,260
Arbor purchase accounting adjustments	—	—	(21)	(21)
Change in foreign currency translation adjustment	18	—	7	25
Balance at March 31, 2018	$118,908	$273,448	$203,639	$595,995

Year end balances in the table above are net of accumulated impairment losses of $120.1 million at March 31, 2018 and 2017, respectively.

Goodwill by component included in each operating segment as of March 31, 2018 was:

	Marketing	Audience
	Services	Solutions	Connectivity	Total
U.S.	$110,910	$273,448	$200,072	$584,430
APAC	7,998	—	3,567	11,565
Balance at March 31, 2018	$118,908	$273,448	$203,639	$595,995

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from two years to ten years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	2018	2017	2016
Developed technology, gross (Software)	$54,150	$52,150	$42,850
Accumulated amortization	(43,533)	(29,775)	(17,950)
Net developed technology	$10,617	$22,375	$24,900

Customer relationship/Trade name, gross (Other assets, net)	$43,364	$43,164	$35,466
Accumulated amortization	(27,953)	(21,702)	(16,263)
Net customer/trade name	$15,411	$21,462	$19,203

Publisher relationship, gross (Other assets, net)	$23,800	$23,800	$—
Accumulated amortization	(5,289)	(1,378)	—
Net publisher relationship	$18,511	$22,422	$—

Total intangible assets, gross	$121,314	$119,114	$78,316
Total accumulated amortization	(76,775)	(52,855)	(34,213)
Total intangible assets, net	$44,539	$66,259	$44,103

Intangible assets by operating segment as of March 31, 2018 was (dollars in thousands):

	Marketing	Audience
	Services	Solutions	Connectivity	Total
Developed technology	—	600	10,017	10,617
Customer/Trade name	11	311	15,089	15,411
Publisher relationship	—	—	18,511	18,511
Balance at March 31, 2018	$11	$911	$43,617	$44,539

Total amortization expense related to intangible assets was $23.9 million, $18.6 million, and $15.5 million in fiscal 2018, 2017, and 2016, respectively.  As of March 31, 2018, estimated future amortization expenses related to purchases and other intangible assets were as follows (dollars in thousands):

Year ending March 31,
2019	$15,980
2020	11,950
2021	8,025
2022	5,150
2023	3,434
$44,539

8.    SOFTWARE COSTS:

The Company recorded amortization expense related to internally developed computer software of $28.4 million, $27.5 million, and $30.7 million for fiscal 2018, 2017 and 2016, respectively, including $13.8 million, $11.8 million, and $10.0 million, respectively, related to internally developed software acquired as part of recent acquisitions (see Note 7 - Goodwill and Intangible Assets).  Amortization expense in fiscal 2018 and fiscal 2016 also included $1.0 million and $1.8 million, respectively, of accelerated amortization expense resulting from adjusting the remaining estimated useful lives of certain capitalized software products which the Company no longer uses.

The Company recorded amortization expense related to purchased software licenses of $1.7 million, $3.0 million, and $3.8 million in fiscal 2018, 2017 and 2016, respectively.

9.    PROPERTY AND EQUIPMENT:

Property and equipment, some of which has been pledged as collateral for long-term debt, is summarized as follows (dollars in thousands):

	March 31,	March 31,
	2018	2017
Land	$5,398	$5,398
Buildings and improvements	195,609	189,666
Data processing equipment	262,254	249,131
Office furniture and other equipment	28,005	32,086
	491,266	476,281
Less accumulated depreciation and amortization	334,733	320,307
	$156,533	$155,974

Depreciation expense on property and equipment was $43.5 million, $42.9 million and $40.6 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

10.    LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	March 31,	March 31,
	2018	2017
Term loan credit agreement	$—	$155,000
Revolving credit borrowings	230,000	70,000
Other debt and long-term liabilities	3,293	5,612
Total long-term debt	233,293	230,612
Less current installments	1,583	39,819
Less deferred debt financing costs	3,873	1,552
Long-term debt, excluding current installments and deferred debt financing costs	$227,837	$189,241

On June 20, 2017, the Company entered into a Sixth Amended and Restated Credit Agreement (the "restated credit agreement") as part of refinancing its prior credit agreement. On that day, the Company used an initial draw of $230 million to pay off the outstanding $225 million term and revolving loan balances, with interest, and fund $4.0 million in fees related to the restated credit agreement. The fees are being amortized over the term of the agreement.

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

The revolving loan borrowings bear interest at LIBOR or at an alternative base rate plus a credit spread. At March 31, 2018, the revolving loan borrowing bears interest at LIBOR plus a credit spread of 2%.  The weighted-average interest rate on revolving credit borrowings at March 31, 2018 was 3.9%.  There were no material outstanding letters of credit at March 31, 2018 or March 31, 2017.

Under the terms of the restated credit agreement, the Company is required to maintain certain debt-to-cash flow and interest coverage ratios, among other restrictions.  At March 31, 2018, the Company was in compliance with these covenants and restrictions.

The Company’s future obligations, excluding interest, under its long-term debt at March 31, 2018 are as follows (dollars in thousands):

Year ending March 31,
2019	$1,583
2020	1,362
2021	348
2022	—
2023	230,000
$233,293

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 22 years of $84.0 million.

Total rental expense on operating leases was $15.9 million, $15.9 million, and $17.1 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.  Future minimum lease payments under all noncancellable operating leases for the five years ending March 31, 2023, are as follows: 2019, $16.5 million; 2020, $15.9 million; 2021, $15.5 million; 2022, $15.1 million; and 2023, $8.7 million.

In connection with the Impact email disposition during fiscal 2017 (see Note 4 – Discontinued Operations and Dispositions), the Company assigned a facility lease to the buyer of the business.  The Company guaranteed the facility lease as required by the asset disposition agreement.  Should the assignee default, the Company would be required to perform under the terms of the facility lease, which runs through September 2021.  At March 31, 2018, the Company’s maximum potential future rent payments under this guarantee totaled $2.1 million.

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

At March 31, 2018, the Company had outstanding 4,942 warrants to purchase shares of its common stock. The outstanding warrants carry an exercise price of $13.24 and expire March 17, 2019.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on March 30, 2018.  Under the modified common stock repurchase program, the Company may purchase up to $500 million of its common stock through the period ending December 31, 2019.  During the fiscal year ended March 31, 2018, the Company repurchased 3.3 million shares of its common stock for $88.9 million.  During the fiscal year ended March 31, 2017, the Company repurchased 1.3 million shares of its common stock for $30.5 million.  During the fiscal year ended March 31, 2016, the Company repurchased 2.6 million shares of its common stock for $52.8 million. Through March 31, 2018, the Company has repurchased 20.1 million shares of its stock for $374.6 million, leaving remaining capacity of $125.4 million under the stock repurchase program.

The Company paid no dividends on its common stock for any of the years reported.

Share-based Compensation Plans
The Company has stock option and equity compensation plans for which a total of 34.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2018, there were a total of 6.6 million shares available for future grants under the plans.

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

Stock option activity during the year ended March 31, 2018 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	3,033,071	$13.14
Performance units converted to options	299,641	$21.32
Exercised	(661,931)	$13.89		$8,568
Forfeited or cancelled	(105,494)	$20.25
Outstanding at March 31, 2018	2,565,287	$13.61	5.5	$23,538
Exercisable at March 31, 2018	1,995,309	$13.60	5.0	$18,382

The aggregate intrinsic value for options exercised in fiscal 2018, 2017, and 2016 was $8.6 million, $9.8 million, and $10.7 million, respectively.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2018.  This amount changes based upon changes in the fair market value of Acxiom’s stock.

A summary of stock options outstanding and exercisable as of March 31, 2018 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	619,749	6.1 years	$1.68	434,021	$1.79
$10.00	—	$19.99	1,229,616	4.7 years	$14.96	1,043,930	$14.47
$20.00	—	$24.99	696,370	6.6 years	$21.31	497,806	$21.32
$25.00	—	$32.85	19,552	5.6 years	$32.85	19,552	$32.85
			2,565,287	5.5 years	$13.61	1,995,309	$13.60

Total expense related to stock options was approximately $5.0 million in fiscal 2018, $6.9 million in fiscal 2017, and $9.8 million in fiscal 2016. Of the fiscal 2018, 2017 and 2016 expense, $1.1 million, $4.3 million and $6.7 million, respectively, relates to LiveRamp replacement stock options.  Of the fiscal 2018 expense, $2.7 million relates to Arbor and Circulate replacement stock options.  Future expense for all options is expected to be approximately $6.2 million in total over the next three years.

Performance Stock Option Unit Activity
In fiscal 2017, the Company granted 633,604 performance-based stock option units with a fair value at the date of grant of $4.9 million, determined using a Monte Carlo simulation model.  All the units granted in fiscal 2017 vest and become exercisable in three equal tranches, each being subject to attainment of performance criteria and a subsequent service period established by the compensation committee of the board of directors (“compensation committee”).  Each of the three tranches may vest in a number of stock options, from zero to 300% of the initial award, each having a weighted-average exercise price of $21.40, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2017, 2018, and 2019 respectively. Each tranche is subject to a service period following the respective performance periods, such that each tranche will cliff vest in two separate 50% increments over two years beginning with the compensation committee meeting that immediately follows the end of the respective performance period.

Performance stock option unit activity during the year ended March 31, 2018 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	555,123	$21.41	2.1
Performance units converted to options	(183,322)	$21.41
Forfeited or cancelled	(42,397)	$21.32
Outstanding at March 31, 2018	329,404	$21.42	1.6	$446
Exercisable at March 31, 2018	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2018, 164,702 reached maturity of the relevant performance period at March 31, 2018.  The units are expected to vest at an approximate 0% attainment level during the subsequent service period, resulting in cancellation of the units.

Total expense related to performance stock option units was $0.5 million in fiscal 2018 and $1.3 million in fiscal 2017.  Future expense for these performance stock option units is expected to be approximately $1.5 million over the next three years.

Stock Appreciation Right (“SAR”) Activity
During fiscal 2015, the Company granted 245,404 performance-based SARs with a fair value at the date of grant of $0.5 million and having an exercise price of $40.  All of the performance-based SARs granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee.  The SAR units reached maturity of the relevant performance period on March 31, 2017. The units achieved a 100% performance attainment level. However, application of the vesting multiplier resulted in zero shares granted and cancellation of all the units during fiscal 2018.

SAR activity during the year ended March 31, 2018 was:

Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2017	245,404	$40.00	—
Forfeited or cancelled	(245,404)	$40.00
Outstanding at March 31, 2018	—	$—	—	$—
Exercisable at March 31, 2018	—	$—	—	$—

Total expense related to SARs in fiscal 2017 and 2016 was approximately $0.2 million in each period.

Restricted Stock Unit Activity
Non-vested time-vesting restricted stock units activity during the year ended March 31, 2018 was:

		Weighted-average	Weighted-average
		fair value per	remaining
	Number	share at grant	contractual
	of shares	date	term (in years)
Outstanding at March 31, 2017	3,307,577	$22.57	2.45
Granted	1,794,915	$26.22
Vested	(1,236,644)	$22.58
Forfeited or cancelled	(416,847)	$23.54
Outstanding at March 31, 2018	3,449,001	$24.35	2.32

During fiscal 2018, the Company granted time-vesting restricted stock units covering 1,794,915 shares of common stock with a fair value at the date of grant of $47.1 million. Of the restricted stock units granted in the current period, 1,463,285 vest over four years, 106,571 vest over three years, 174,368 vest over two years, and 50,691 vest over one year.

During fiscal 2017, the Company granted time-vesting restricted stock units covering 2,309,183 shares of common stock with a fair value at the date of grant of $55.4 million, of which units covering 768,710 shares, with a fair value at grant date of $20.0 million, were granted to former Arbor and Circulate employees subsequent to the acquisitions (see Note 3 - Acquisitions). Of the restricted stock units granted in the current period, 1,454,340 vest in equal annual increments over four years, 398,079 partially cliff vest at the one-year anniversary and then over equal quarterly increments during the subsequent two years, 408,534 partially cliff vest at the one-year anniversary and then over equal quarterly increments during the subsequent year, and 48,230 vest in one year.

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

Valuation of time-vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of grant.  The total fair value of time-vesting restricted stock units vested in fiscal 2018, 2017, and 2016 was $52.1 million, $23.1 million, and $17.6 million, respectively and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Non-vested performance-based restricted stock units activity during the year ended March 31, 2018 was:

		Weighted-average	Weighted-average
		fair value per	remaining
	Number	share at	contractual
	of shares	grant date	term (in years)
Outstanding at March 31, 2017	732,711	$20.89	1.13
Granted	425,880	$26.24
Additional earned performance shares	359,206	$18.96
Vested	(781,622)	$19.00
Forfeited or cancelled	(53,412)	$22.64
Outstanding at March 31, 2018	682,763	$25.23	1.54

During fiscal 2018, the Company granted performance-based restricted stock units covering 425,880 shares of common stock having a fair value at the date of grant of $11.2 million.  Of the performance-based restricted stock units granted in fiscal 2018, 221,746 units - having a fair value at the date of grant of $6.2 million, determined using a Monte Carlo simulation model - vest subject to attainment of performance criteria established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 221,746 units may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies (“TSR”) established by the compensation committee for the period from April 1, 2017 to March 31, 2020.

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

The remaining 116,950 performance-based restricted stock units granted in the current period - having a fair value at the date of grant of $2.9 million, based on the quoted market price for the shares on the date of grant - vest in three equal tranches, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. Each of the three tranches may vest in a number of shares, from zero to 300% of the initial award, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2018, 2019, and 2020, respectively. The first tranche reaching maturity at March 31, 2018 achieved an approximate 53% attainment. As a result, approximately 18,868 shares will vest and approximately 16,551 shares will be cancelled during the first quarter of fiscal 2019.

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

During fiscal 2016, the Company granted performance-based restricted stock units covering 367,807 shares of common stock with a fair value at the date of grant of $6.8 million.   All the performance-based restricted stock units granted in fiscal 2017 vest subject to attainment of performance criteria established by the compensation committee.  The units granted in the current period may vest in a number of shares from zero to 200% of the award, based on the attainment of an earnings-per-share target for fiscal 2018, with a modifier based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2015 to March 31, 2018.  The value of the performance-based restricted stock units is determined using a Monte Carlo simulation model.

During fiscal 2018, 781,622 performance-based restricted stock units vested.  Of the fiscal 2018 performance-based restricted stock units vested, 252,760 related to a performance period ended March 31, 2017.  During fiscal 2018, 157,985 units vested at a 160% attainment level based on performance results approved by the compensation committee, resulting in issuance of 252,760 shares of common stock, of which 94,775 are included in additional earned performance shares referenced in the table above. Of the fiscal 2018 performance-based restricted stock units vested, 528,862 related to a performance period ended March 31, 2018. 264,431 units vested at 200% attainment level based on performance results approved by the compensation committee, resulting in issuance of 528,862 shares of common stock, of which 264,431 are included in the additional earned performance shares referenced in the table above. There were no performance-based restricted stock units vested in fiscal 2017 and 2016.

The expense related to restricted stock in fiscal 2018, 2017, and 2016 was $39.1 million, $33.3 million, and $19.4 million, respectively.  Future expense for restricted stock units is expected to be approximately $35.0 million in fiscal 2019, $25.2 million in fiscal 2020, $13.1 million in fiscal 2021 and $2.5 million in fiscal 2022.

Other Performance Unit Activity
During fiscal 2016, the Company granted 323,080 performance-based units, having a fair value at the date of grant of $0.9 million.  These performance-based units vest subject to attainment of performance criteria established by the compensation committee.  The units may vest in a number of units up to 100% of the award, based on the attainment of certain Company common stock share price targets for the period from July 1, 2015 to June 30, 2017.  At March 31, 2017, 284,618 of these performance-based units remained outstanding. The units reached maturity of the relevant performance period on June 30, 2017. The units achieved an approximate 9% performance attainment level, resulting in issuance of 24,573 shares of common stock and cancellation of 260,045 units during fiscal 2018.

During fiscal 2015, the Company granted 312,575 performance-based units with a fair value at the date of grant of $1.6 million. All the other performance-based units granted in fiscal 2015 vest subject to attainment of performance criteria established by the compensation committee.

Of the units granted in fiscal 2015, 201,464 may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2014 to March 31, 2017.  These performance-based stock units reached maturity of the relevant performance period on March 31, 2017. The units achieved 100% performance attainment level. However, application of the share price adjustment factor resulted in zero shares granted and cancellation of all the units during fiscal 2018.

The remaining 111,111 units granted in fiscal 2015 may vest in a number of units up to 100% of the award, based on the attainment of certain revenue targets for the period from April 1, 2015 to March 31, 2018.  These performance-based stock units reached maturity of the relevant performance period on March 31, 2018. The units achieved 100% performance attainment level. However, application of the share price factor resulted in an approximate 59% reduction in shares granted, in the first quarter of fiscal 2019.

Other performance unit activity during the year ended March 31, 2018 was:

		Weighted average	Weighted-average
		fair value per	remaining
	Number	share at	contractual
	of shares	grant date	term (in years)
Outstanding at March 31, 2017	597,193	$4.14	1.30
Vested	(24,573)	$2.94
Forfeited or cancelled	(461,509)	$3.92
Outstanding at March 31, 2018	111,111	$5.33	—

The expense related to other performance units in fiscal 2018, 2017 and 2016 was $0.3 million, $1.0 million, and $0.9, respectively. There is no future expense related to the units outstanding at March 31, 2018.

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

Total expense related to the Holdback Agreement was approximately $15.3 million and $5.1 million in fiscal 2018 and 2017, respectively. As a result, 578,071 and 184,214 shares were issued to the Arbor key employees in fiscal 2018 and fiscal 2017, respectively. Future expense for consideration holdback is expected to be approximately $15.3 million in fiscal 2019 and $2.6 million in fiscal 2020.

Pacific Data Partners Assumed Performance Plan
In connection with the PDP acquisition in fiscal 2018, the Company assumed the outstanding performance compensation plan under the 2018 Equity Compensation Plan of Pacific Data Partners, LLC ("PDP PSU plan"). Under the PDP PSU plan, performance compensation will be paid to plan participants in four annual increments based on attainment of certain Connectivity B2B run rate revenue targets for the performance period covering April 1, 2018 to March 31, 2022. Each annual payout will be determined at the close of each fiscal year within the performance period, on a cumulative basis. The amount of each annual payout will be settled in shares of Company common stock. The number of shares of Company common stock issued to participants will be equal to 90% of the annual payout divided by the volume weighted average stock price for the 20 trading days prior to, and ending on, the end of each annual performance period, plus, 10% of the annual payout divided by the volume weighted average stock price for the 20 trading days prior to, and ending on, the date of the closing of the acquisition. Total performance attainment may result in combined payouts ranging from zero to $65.0 million.

The performance compensation paid under the PDP PSU plan will be recorded as non-cash stock-based compensation since it is attributable to post-combination service. The non-cash stock-based compensation expense will be recognized over the requisite service and performance period based on expected attainment. 90% of the performance compensation will be settleable in a number of shares calculated using a variable 20-day stock price factor, determined in future periods, and will be classified as a liability-based equity award. As of each reporting date, 90% of any recognized, but unpaid portions of the performance compensation plan will be recorded in other accrued expenses in the Consolidated Balance Sheet. The remaining 10% of the performance compensation will be classified as an equity-based equity award.

Through March 31, 2018, the Company recognized a total of $2.0 million in non-cash stock-based compensation expense in the consolidated statements of operations related to the PDP PSU plan. Future expense for the PDP PSU plan is expected to be approximately $15.8 million in fiscal 2019, $15.7 million in fiscal 2020, $15.8 million in fiscal 2021, and $15.7 million in fiscal 2022, based on expectations of full attainment. At March 31, 2018, the recognized, but unpaid, portion balance in other accrued expenses in the Consolidated Balance Sheet was $1.2 million.

Qualified Employee Stock Purchase Plan
In addition to the share-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at a discount from the market price. At March 31, 2018, there were approximately 0.6 million shares available for issuance under the ESPP.
During the combined fiscal years of 2018, 2017, and 2016, 275,980 shares were purchased under the plan. The total expense to the Company, representing the discount to the market price, for fiscal 2018, 2017 and 2016 was approximately $0.4 million, $0.4 million, and $0.2 million, respectively.

Accumulated Other Comprehensive Income
The accumulated balances for each component of other comprehensive income was (dollars in thousands):

	March 31,	March 31,
	2018	2017
Foreign currency translation	$10,767	$7,999
	$10,767	$7,999

13.    INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2018	2017	2016
Earnings (loss) from continuing operations	$(22,771)	$4,534	$(11,632)
Earnings from discontinued operations	—	—	3,598
Stockholders’ equity:
Tax shortfall (excess tax benefits) from share-based compensation	—	(2,183)	293
	$(22,771)	$2,351	$(7,741)

Income tax expense (benefit) attributable to earnings (loss) from continuing operations consists of (dollars in thousands):

	2018	2017	2016
Current:
U.S. Federal	$(6,334)	$9,778	$(2,410)
Non-U.S.	616	472	535
State	(79)	3,102	1,907
	(5,797)	13,352	32
Deferred:
U.S. Federal	(19,113)	(3,680)	(3,789)
Non-U.S.	549	405	(3,220)
State	1,590	(5,543)	(4,655)
	(16,974)	(8,818)	(11,664)
Total	$(22,771)	$4,534	$(11,632)

Earnings (loss) before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	2018	2017	2016
U.S.	$(2,552)	$7,936	$(6,952)
Non-U.S.	3,261	706	(13,328)
Total	$709	$8,642	$(20,280)

Earnings (loss) before income taxes, as shown above, are based on the location of the entity to which such earnings (loss) are attributable.  However, since such earnings (loss) may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the earnings (loss) shown above.

Below is a reconciliation of expected income tax expense (benefit) computed by applying the blended U.S. federal statutory rate of 31.5% for fiscal 2018, and the U.S. federal statutory rate of 35.0% for fiscal 2017 and fiscal 2016, respectively, to earnings (loss) before income taxes to actual income tax expense (benefit) from continuing operations (dollars in thousands):

	2018	2017	2016
Computed expected income tax (benefit)	$223	$3,025	$(7,098)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	1,203	(1,586)	(1,796)
Research and other tax credits	(5,015)	(2,285)	(4,027)
Effect of federal rate change on deferred taxes	(24,565)	—	—
Nondeductible expenses	1,028	1,156	661
Acxiom Impact disposition	—	(4,502)	—
Stock-based compensation	3,590	3,308	1,857
Non-U.S. subsidiaries taxed at other rates	246	614	2,468
Adjustment to valuation allowances	—	2,896	(3,585)
Acquisitions costs	—	478	—
Foreign income inclusion	84	473	—
Other, net	435	957	(112)
	$(22,771)	$4,534	$(11,632)

On December 22, 2017, the U.S. enacted significant tax law changes following the passage of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), and numerous other changes to business-related deductions.

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% became effective January 1, 2018 (the “Effective Date”).  Because the Effective Date did not fall on the first day of our fiscal year, we are required to apply a blended tax rate for the entire fiscal year based on a weighted daily average rate.  As a result of the Tax Act, our U.S. federal statutory corporate income tax rate is 31.5% for the fiscal year ended March 31, 2018.

The Company recorded a $24.6 million benefit for the remeasurement of net deferred tax liabilities to reflect the reduced tax rate that will apply when these deferred taxes are settled or realized in future periods. While the Company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analyses related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. In addition, due to the complexity of the new global intangible low-taxed income ("GILTI") tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred, or (ii) factor in such amounts into the measurement of deferred taxes. The Company has not made a policy decision regarding whether to record deferred taxes on GILTI. We will continue to analyze the full effects of the Tax Act on our consolidated financial statements and expect to complete our analysis by our quarter ending December 31, 2018.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2018 and 2017 are presented below (dollars in thousands).  In accordance with income tax accounting standards, as of March 31, 2018, the Company has not recognized deferred income taxes on approximately $20.7 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside the respective parent’s country.  Calculation of the deferred income tax related to these earnings is not practicable.

	2018	2017
Deferred tax assets:
Accrued expenses	$6,681	$9,517
Deferred revenue	491	1,837
Net operating loss carryforwards	51,068	50,414
Stock-based compensation	10,884	19,854
Nonqualified deferred compensation	3,217	4,672
Capital loss carryforward	2,099	3,414
Tax credit carryforwards	13,427	10,403
Other	234	(791)
Total deferred tax assets	88,101	99,320
Less valuation allowance	(49,719)	(47,074)
Net deferred tax assets	38,382	52,246
Deferred tax liabilities:
Prepaid expenses	$(4,111)	$(1,192)
Capitalized software costs	(7,343)	(11,582)
Property and equipment	(4,837)	(9,800)
Intangible assets	(42,281)	(77,785)
Accrued expenses	(7,828)	—
Total deferred tax liabilities	(66,400)	(100,359)
Net deferred tax liabilities	$(28,018)	$(48,113)

At March 31, 2018, the Company has net operating loss carryforwards of approximately $21.5 million and $55.4 million for U.S. federal and state income tax purposes, respectively.  Of the net operating loss carryforwards, $4.8 million will not expire, and the remaining carryforwards expire in various amounts and will completely expire if not used by 2037. The Company has a capital loss carryforward of $8.3 million, which will expire if not used by 2022.  The Company has foreign net operating loss carryforwards of approximately $142.2 million. Of this amount, $141.6 million do not have expiration dates.  The remainder expires in various amounts and will completely expire if not used by 2027. The Company has federal and state credit carryforwards of $7.5 million and $22.7 million, respectively. Of the credit carryforwards, $8.5 million will not expire, and the remainder will expire in various amounts and will completely expire if not used by 2038.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the proper character during the periods in which those temporary differences become deductible.

Based upon the Company’s history of profitability and taxable income and the reversal of taxable temporary differences in the U.S., management believes that apart from the U.S. federal capital loss carryforward and various carryforwards in certain states it is more likely than not the Company will realize the benefits of the deductible temporary differences.  The Company has established valuation allowances against $0.9 million of deferred tax assets related to the U.S. federal capital loss carryforward and $4.0 million of deferred tax assets related to loss carryforwards in the states where activity does not support the deferred tax asset.

Based upon the Company’s history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions.  In addition, Management believes it is not more likely than not the Company will realize the benefits of certain foreign loss carryforwards and has established valuation allowances in the amount of $44.8 million against deferred tax assets in such jurisdictions.  No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.  The earnings of subsidiaries in such jurisdictions and the differences in income taxes computed using the U.S. statutory tax rate and the effective tax rate in such jurisdictions are not significant.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Balance at beginning of period	$12,870	$10,906	$9,711
Increases related to prior year tax positions	1,134	307	1,717
Decreases related to prior year tax positions	(208)	(466)	(1,227)
Increases related to current year tax positions	3,172	2,123	2,035
Settlements with taxing authorities	—	—	(1,330)
Lapse of statute of limitations	(1,553)	—	—
Balance at end of period	$15,415	$12,870	$10,906

Gross unrecognized tax benefits as of March 31, 2018 was $15.4 million, of which up to $12.5 million would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $0.5 million as of March 31, 2018. There was no material change in accrued interest and penalties during fiscal 2018. The Company anticipates a reduction of $2.3 million of unrecognized tax benefits within the next 12 months, as a result of a lapse of the statute of limitations.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which they operate.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years after 2014. The status of state and local and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

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

Company contributions for the above plans amounted to approximately $7.1 million, $6.5 million, and $6.1 million in fiscal years 2018, 2017, and 2016, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $13.6 million and $12.7 million at March 31, 2018 and 2017, respectively.

The Company has one small defined benefit pension plan covering certain employees in Germany.  Both the projected benefit obligation and accumulated benefit obligation were $0.4 million as of March 31, 2018 and 2017, respectively.  There were no plan assets as of either March 31, 2018 or March 31, 2017, resulting in an excess of benefit obligations over plan assets of $0.4 million at March 31, 2018 and 2017, respectively.

15.    FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations.  The following table shows financial information by geographic area for the years 2018, 2017 and 2016 (dollars in thousands):

Revenue

	2018	2017	2016
United States	$834,635	$807,387	$770,043
Foreign
Europe	$66,589	$55,427	$52,562
APAC	16,182	17,433	25,138
Other	—	—	2,345
All Foreign	$82,771	$72,860	$80,045
	$917,406	$880,247	$850,088

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31,
	2018	2017
United States	$824,673	$843,127
Foreign
Europe	$8,990	$9,096
APAC	15,245	13,796
All Foreign	$24,235	$22,892
	$848,908	$866,019

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

Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2018, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets measured at fair value as of March 31, 2018 and 2017 (dollars in thousands):

As of March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,551	$—	$—	$13,551
Total assets	$13,551	$—	$—	$13,551

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$12,716	$—	$—	$12,716
Total assets	$12,716	$—	$—	$12,716

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

Operating expenses, excluding non-cash stock compensation expense and purchased intangible asset amortization, are attributed to the segment groups as follows:

•	Research and development expenses are primarily directly recorded to each segment group based on identified products supported.

•	Sales and marketing expenses are primarily directly recorded to each segment group based on products supported and sold.

•	General and administrative expenses are generally not allocated to the segments unless directly attributable.

•	Gains, losses and other items, net are not allocated to the segment groups.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents information by business segment (dollars in thousands):

	2018	2017	2016
Revenues:
Marketing Services	$379,047	$410,840	$449,772
Audience Solutions	327,358	322,065	297,846
Connectivity	211,001	147,342	102,470
Total segment revenues	$917,406	$880,247	$850,088
Gross profit(1):
Marketing Services	$139,185	$140,647	$152,258
Audience Solutions	202,235	198,186	167,715
Connectivity	140,885	88,251	61,199
Total segment gross profit	$482,305	$427,084	$381,172
Income from operations(1):
Marketing Services	$83,304	$80,622	$74,371
Audience Solutions	124,192	123,238	109,598
Connectivity	18,399	5,333	(3,298)
Total segment income from operations	$225,895	$209,193	$180,671
Depreciation and amortization:
Marketing Services	$6,885	$7,549	$9,988
Audience Solutions	12,553	13,286	12,909
Connectivity	28,772	21,906	19,932
Total depreciation and amortization	$48,210	$42,741	$42,829

(1)
Gross profit and Income from operations reflect only the direct and allocable controllable costs of each segment and do not include allocations of corporate expenses (primarily general and administrative expenses) and gains, losses, and other items, net. Additionally, gross profit and income from operations do not include non-cash stock compensation expense and purchased intangible asset amortization.

The following table reconciles total segment gross profit to gross profit and total segment income from operations to income from operations (dollars in thousands):

	2018	2017	2016
Total segment gross profit	$482,305	$427,084	$381,172
Less:
Purchased intangible asset amortization	23,920	18,644	15,466
Non-cash stock compensation	6,416	5,879	2,150
Accelerated amortization	999	—	1,850
Gross profit	$450,970	$402,561	$361,706

Total segment income from operations	$225,895	$209,193	$180,671
Less:
Corporate expenses (principally general and administrative)	120,770	117,342	125,994
Gains, losses and other items, net	6,373	8,373	12,132
Impairment of goodwill and other	—	—	6,829
Purchased intangible asset amortization	23,920	18,644	15,466
Non-cash stock compensation	63,234	49,145	31,463
Accelerated amortization	999	—	1,850
Income (loss) from operations	$10,599	$15,689	$(13,063)

18.    UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The following tables contain selected unaudited statement of operations information for each quarter of 2018 and 2017.  The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Unaudited quarterly results are as follows:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	September 30,	December 31,	March 31,
(dollars in thousands except per-share amounts)	2017	2017	2017	2018
Revenue	$212,514	$225,240	$234,871	$244,781
Gross profit	98,554	110,168	118,951	123,297
Income (loss) from operations	(5,707)	453	11,058	4,795
Net earnings (loss)	(1,300)	(3,336)	22,941	5,175
Basic earnings (loss) per share:
Net earnings (loss)	(0.02)	(0.04)	0.29	0.07
Diluted earnings (loss) per share:
Net earnings (loss)	(0.02)	(0.04)	0.28	0.06

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	September 30,	December 31,	March 31,
(dollars in thousands except per-share amounts)	2016	2016	2016	2017
Revenue	$214,801	$217,267	$223,312	$224,867
Gross profit	91,982	97,162	106,844	106,573
Income (loss) from operations	8,162	7,120	9,115	(8,709)
Net earnings (loss)	3,976	7,140	1,073	(8,081)
Basic earnings (loss) per share:
Net earnings (loss)	0.05	0.09	0.01	(0.10)
Diluted earnings (loss) per share:
Net earnings (loss)	0.05	0.09	0.01	(0.10)

Some earnings (loss) per share amounts may not add due to rounding.