Form 10-K/A
period 2018-03-31
ACXIOM CORP
filed 2018-07-30
CIK 733269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-13163

ACXIOM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0581897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 E. Dave Ward Drive, Conway, Arkansas	72032
(Address of principal executive offices)	(Zip Code)

(501) 342-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $1,887,964,114. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 21, 2018 was 77,060,281.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Acxiom Corporation (the “Company”) for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2018 (the “Original Report”). This Amended Report amends the Original Report solely to provide information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amended Report.

Except as set forth in Part III and Part IV below, no other changes are made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing. Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

For information relating to the Company’s executive officers, please see “Executive Officers of the Registrant” in Item 1 of Part I of the Original Report.

Board of Directors

Set forth below is biographical information about each of our directors, including a statement regarding the specific experience, qualifications, attributes or skills that led to the determination by Governance/Nominating Committee of our Board of Directors that each director should serve as director. There were no material changes in 2018 to the procedures by which our stockholders may recommend nominees to the Board of Directors.

John L. Battelle, 52, has served as a member of the Board since 2012. Mr. Battelle is an entrepreneur, journalist, professor and author who has founded or co-founded various online, conference, magazine and other media businesses. He serves as chair of the board of directors of Sovrn Holdings, LLC, a programmatic advertising and publisher platform that connects publishers with monetization solutions. He is also the founder/executive chair and CEO of NewCo Platform, Inc., a disruptive conference model and media platform which provides executives, entrepreneurs and investors with personal experiences inside some of the most influential companies worldwide. In 2005, Mr. Battelle founded the Internet media company Federated Media Publishing, where he served as chairman and CEO until its sale to LIN Media in early 2014. He currently serves as a director for Chute, a venture-backed company that provides the tools to capture, manage and display media. He founded and served as executive producer of the Web 2 Summit and maintains Searchblog, an ongoing daily site which covers the intersection of media, technology and culture at www.battellemedia.com. From 2001–2004 he occupied the Bloomberg chair in Business Journalism for the Graduate School of Journalism at the University of California, Berkeley. He was the founder and served from 1997–2001 as chairman and CEO of Standard Media International (SMI) and as publisher of The Industry Standard and TheStandard.com. Prior to that, he was a co-founding editor of Wired magazine and Wired Ventures. Mr. Battelle previously served on the board of directors of the Internet Advertising Bureau and was a founding board member of the Online Publishers Association. In 2005, he authored The Search: How Google and Its Rivals Rewrote the Rules of Business and Transformed Our Culture (Penguin/Portfolio), an international bestseller published in more than 25 languages. He is considered to be an expert in the field of media and technology, and has appeared on national and international news channels such as CBS, BBC, CNN, PBS, Discovery and CNBC. Honors and awards include: “Global Leader for Tomorrow” and “Young Global Leader” by the World Economic Forum in Davos, Switzerland; a finalist in the 2000 “Entrepreneur of the Year” competition by Ernst & Young; “Innovator – One of Ten Best Marketers in the Business” by Advertising Age; and one of the “Most Important People on The Web” by PCWorld. Mr. Battelle holds a bachelor’s degree in anthropology and a master’s degree in journalism from the University of California, Berkeley.

As an entrepreneur with an extensive background in digital publishing and digital advertising, Mr. Battelle provides the Board with a unique blend of media-related and digital experience that assists the Company in executing its growth strategy. In addition, his operational and advisory roles with various media businesses qualify him to serve on the Board.

Timothy R. Cadogan, 48, has served as a member of the Board of Directors since 2012. Mr. Cadogan is the chief executive officer of OpenX Technologies, Inc., one of the world’s leading providers of digital advertising technology, enabling businesses to manage and maximize their advertising revenue. From 2003–2008 Mr. Cadogan served as senior vice president of Global Advertising Marketplaces at Yahoo! (NASDAQ: YHOO) where he oversaw the primary advertising product lines including display, search and video. Previously at Yahoo!, he was vice president of search where he was responsible for both the consumer search and the paid search businesses. Prior to joining Yahoo!, Mr. Cadogan was vice president of search at Overture (formerly GoTo.com), a consultant at The Boston Consulting Group, and a consultant at McKinsey & Company. He holds a BSc degree from The London School of Economics, an MPhil degree in international relations from Oxford University, and an MBA from Stanford University.

Mr. Cadogan’s qualifications to serve on the Board include his extensive experience in the fields of digital advertising and technology as well as his years of management experience. As the chief executive officer of a digital advertising business, Mr. Cadogan has extensive insight into managing complex business operations and overseeing business risk.

William T. Dillard II, 73, has served as a member of the Board of Directors since 1988. Mr. Dillard has served as a member of the Dillard’s, Inc. (NYSE: DDS) board of directors since 1968 and currently serves as chairman of the board and chief executive officer. Dillard’s, Inc. is a chain of traditional department stores based in Little Rock, Arkansas, with 292 store locations and 25 clearance centers in 29 states, and an internet store offering a wide selection of merchandise offering fashion apparel for men, women and children, accessories, cosmetics, home furnishings and other consumer goods. Mr. Dillard is also a director of Barnes & Noble, Inc. (NYSE: BKS) and served as the Company’s lead independent director from 2006–2007. In 2015, he was awarded the University of Arkansas Chancellor’s Medal honoring individuals whose service to higher education and society at large has been truly extraordinary. In 2016, he was one of four people inducted into the Arkansas Business Hall of Fame, which honors the outstanding lifetime accomplishments of business leaders in the state. In 2018, he was selected as Easter Seals’ Arkansan of the Year, an award honoring individuals based on their leadership in the Arkansas business community and their philanthropic endeavors in the state. Mr. Dillard holds a bachelor’s degree in business administration and was awarded an honorary doctor of business degree in 2017, both from the University of Arkansas. He also holds an MBA from Harvard University.

Mr. Dillard’s qualifications to serve on our Board include his experience as the chairman and CEO of a public company, his financial acumen, his service over the years on the boards of other public companies, and the extensive knowledge of our business that he has acquired through his service on our Board. Mr. Dillard’s understanding of corporate planning, risk management, executive compensation, and capital markets are an invaluable asset to our Board. Based upon his service as a chief executive officer of a public company and his financial sophistication, Mr. Dillard is deemed to be an “audit committee financial expert,” as defined by the rules of the SEC.

Richard P. Fox, 70, has served as a member of the Board of Directors since 2012. Since 2001, Mr. Fox has been an independent consultant. From 2000–2001, he was president and chief operating officer of CyberSafe Corporation, a global security software provider, where he was responsible for the overall financial services and operations of the company. From 1998–2000, Mr. Fox was chief financial officer and a member of the board of directors of Wall Data, a developer of enterprise software products and associated application tools, where he was responsible for the company’s finances, operations, and human resources activities. Previously Mr. Fox spent 28 years at EY, a global accounting firm, last serving as managing partner of EY’s Seattle office from 1995–1997. He currently serves on the board of directors of Pinnacle West Capital Corporation (NYSE: PNW), an energy holding company; ServiceMaster Global Holdings, Inc. (NYSE: SERV), a leading provider of residential and commercial services; and Univar Inc. (NYSE: UNVR), an international chemical distributor. He is also a member of the board of directors of HonorHealth. Previously, he served on the boards of Pendrell Corporation (NASDAQ: PCO), an intellectual property investment and advisory firm; Flow International (NASDAQ: FLOW), a machine tool manufacturer; Shurgard Self Storage until its merger with Public Storage in 2006; aQuantive, Inc. until it was acquired by Microsoft in 2007; Orbitz Worldwide until 2011; and PopCap until it was acquired by Electronic Arts in 2011. He previously was a member the Board of Visitors of the Fuqua School of Business at Duke University and was a director of Premera Blue Cross. Mr. Fox holds a bachelor’s degree in business administration from Ohio University and an MBA from the Fuqua School of Business at Duke University, where he was a Fuqua Scholar. He is a certified public accountant in the State of Washington.

Mr. Fox’s financial, accounting and management expertise qualifies him to serve on our Board and to serve as chair of the Audit/Finance Committee. As a result of his extensive accounting and financial management experience, Mr. Fox has a deep understanding of financial reporting processes, internal accounting and financial controls, independent auditor engagements, and other audit committee and board functions. As a certified public accountant, and based on his extensive financial and accounting expertise and management experience, Mr. Fox is deemed to be an “audit committee financial expert,” as defined by the rules of the SEC. Additionally, his management experience across a diverse array of industries, including several technology and software companies, enables him to offer the Board a broad perspective on the challenges and opportunities facing the Company.

Jerry D. Gramaglia, 62, has served as a member of the Board of Directors since 2009. Mr. Gramaglia, the Non-Executive Chairman of the Board, is a private investor and advisor to technology start-ups. He was previously a partner at Arrowpath Venture Partners and was president and chief operating officer of E*TRADE Group Inc. (NASDAQ: ETFC), a leading provider of electronic financial services. In 2011 he served for a four-month period as the Company’s interim chief executive officer and president while a search was conducted for a new CEO. Mr. Gramaglia began his career at Procter & Gamble and later held senior marketing and general management positions at Nestle, PepsiCo, Imasco and Sprint. He currently serves on the board of WageWorks (NYSE: WAGE), a leading provider of tax-advantaged employee benefits, and previously served as a director of Coldwater Creek, a national retailer of women’s apparel. He holds a bachelor’s degree in economics from Denison University.

Mr. Gramaglia’s experience as president, chief operating officer and chief marketing officer of a public company, his service on the boards of other public companies, and his marketing, financial, technology and management expertise qualify him to serve on our Board. Through his experience, he brings an extensive, multi-disciplined perspective to the Board. As an advisor to early-stage companies, Mr. Gramaglia’s knowledge of cutting-edge technological developments is particularly valuable as new and emerging technologies are important factors that contribute to the success of the Company. His previous executive and board experience provide him with key skills in working with the other directors, understanding board processes and functions, responding to the financial, strategic and operational challenges and opportunities of our business, and overseeing management, all of which qualify him to chair the Board.

William J. Henderson, 71, has served as a member of the Board of Directors since 2001. Mr. Henderson is the founder and principal of Hold The Eye Images, Inc., a video, photographic and applications business. Over the past 10 years, he has served as chief executive officer of Bestline Research and as chief operations officer of Netflix Inc. (NASDAQ: NFLX), as well as working as a consultant. From 1998 until his retirement from the United States Postal Service (USPS) in 2001, Mr. Henderson served as the 71st Postmaster General of the United States Postal Service, the second career employee to lead the world’s largest postal system. From 1994 until his appointment as Postmaster General and chief executive officer of the USPS, he served as its chief operating officer. From 1992–1994, he served the USPS as vice president of employee relations, then became chief marketing officer and senior vice president. In 1997, Mr. Henderson received the USPS’ John Wanamaker Award, and in 1998 he received American University’s Roger W. Jones Award for Executive Leadership. In 1998, Mr. Henderson also received an honorary Mailing Excellence Award from the National Postal Forum for his work with the nation’s professional mailing industry. From 2001 – 2017 Mr. Henderson was a director of comScore, Inc. (OTCMKTS: SCOR). He also previously served on the advisory boards of the Committee for Economic Development and Nature’s Best magazine. He is a fellow with the National Academy of Public Administration. Mr. Henderson holds a bachelor’s degree in industrial relations from the University of North Carolina at Chapel Hill and was awarded an honorary Doctor of Philosophy in Quality Systems Management degree by the National Graduate School of Quality Management, Falmouth, Massachusetts. He served in the U.S. Army.

Mr. Henderson’s knowledge of the direct marketing industry and his experience as Postmaster General, and more recently as an officer of and advisor to high-tech companies, qualify him to serve on our Board. His management background and his experience chairing the compensation committee of another public company particularly qualify him to serve as the Compensation Committee chair, and his service on the board of another high-tech public company in the marketing arena allows him to provide additional value to the Board of Directors.

Scott E. Howe, 50, has served as a member of the Board of Directors since 2011. Mr. Howe joined the Company in 2011 as its Chief Executive Officer and President. Prior to joining the Company, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010. In this role, he managed a multi-billion-dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A|Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook). Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc. He previously served on the boards of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry, the Internet Advertising Bureau (IAB), and the Center for Medical Weight Loss. He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

The Board of Directors believes it is important for the Company’s chief executive officer to serve as a member of the Board, as the CEO is in a unique position to understand the challenges and issues facing the Company. Among Mr. Howe’s qualifications are his demonstrated leadership skills and his prior work experience, including over a decade of corporate leadership in the digital advertising industry, which qualify him to serve both as CEO and as a director.

Clark M. Kokich, 66, has served as a member of the Board of Directors since 2009. Mr. Kokich is currently working as a consultant. He served as executive chairman of the board of directors of Marchex, Inc. (NASDAQ: MCHX), a mobile and online advertising company based in Seattle, from 2015 to 2016 and as chief strategy officer of Marchex from 2013 to 2015. For the prior 14 years Mr. Kokich was an executive at Razorfish, a leading Seattle-based global consultancy in digital marketing and technology, serving most recently as chairman of the board. Prior to joining Razorfish, he was CEO of Calla Bay, Inc. and was previously director of sales and marketing for a division of McCaw Cellular Communications. In his early career he spent 12 years in traditional advertising, including the position of executive vice president/managing director for Cole & Weber, a division of Ogilvy & Mather. He is a director of Childhaven, a Seattle children’s charity, and Inspo Network, a Seattle media company whose video platform creates original, television-quality shows reaching more than 120 million viewers. He previously served as a director of Rocket Fuel Inc. (NASDAQ: FUEL), an advertising technology company, until its merger in 2017 into Sizmek, a privately held company. Mr. Kokich holds a bachelor’s degree in finance from the University of Oregon.

Mr. Kokich’s qualifications to serve on our Board include his background in the field of digital marketing and technology, his experience in traditional marketing, and his years of management experience. This combination of experience in both management and marketing allow him to understand the Company’s challenges in a global marketplace. Mr. Kokich also brings technological expertise to the Board gained through his service with Marchex, Inc., Rocket Fuel Inc., Razorfish and other technology companies. His long-term experience as a director qualify him to serve as chair of the Governance/Nominating Committee.

Debora B. Tomlin, 49, has served as a member of the Board since 2016. Since 2013, Ms. Tomlin has served in her current position as chief marketing and customer officer for CSAA Insurance Group (“CSAA”), a major provider of AAA-branded insurance, and served as CSAA’s chief marketing officer from 2012-2013. She leads marketing and distribution, including brand; marketing analytics and market research; customer experience management; AAA club and agency operations and relationships; and direct marketing and sales. From 2007–2012, Ms. Tomlin held several senior leadership positions, including vice president of marketing, with Capital One Financial Corp. (NYSE: COF), where she headed commercial banking, retail marketing and sponsorships. She led Capital One’s regional marketing effort, leveraging the footprint and deep community roots of the bank’s local markets. Prior to that role, she led the marketing strategy for Capital One’s national small business credit cards. Before joining Capital One, Ms. Tomlin held the roles of senior marketing officer and head of corporate brand for USAA Insurance Company, where she designed and delivered industry-recognized programs in marketing and customer management. Prior to USAA, she held numerous marketing positions, including chief marketing officer at LOMA, an Atlanta-based international organization that provides consulting services for distribution, operational management, and education training for global financial services companies. Ms. Tomlin serves on the board of directors of the YMCA of San Francisco. She is a former member of the board of the Amyotrophic Lateral Sclerosis (ALS) Society of Georgia. She is also active in numerous marketing organizations and has been repeatedly honored by the San Francisco Business Times as one of the Bay Area’s Most Influential Women in Business. Ms. Tomlin holds a bachelor’s degree in English from Siena College and a master’s degree in political science from North Carolina State University.

As the chief marketing and customer officer of one of the country’s top insurance companies, Ms. Tomlin’s extensive marketing background qualifies her to serve on our Board. In addition, her in-depth knowledge of two of the Company’s primary client industries, insurance and banking, offer opportunities for the Board of Directors to obtain insights into the Company’s strategies from a customer perspective.

Audit/Finance Committee

The Audit/Finance Committee is a separately-designated standing committee of the Board of Directors. The members of the Audit/Finance Committee currently are Messrs. Fox (Chair), Battelle, and Dillard and Ms. Tomlin, each of whom is deemed independent under the NASDAQ listing standards and SEC rules. The Board has determined that Messrs. Fox and Dillard each qualify as “audit committee financial experts” as defined by SEC rules.

The Audit/Finance Committee assists the Board in overseeing the Company’s financial statements and financial reporting process; systems of internal accounting and financial controls; independent auditors’ engagement, performance, independence, and qualifications; internal audit function; disclosure controls and procedures; and legal, regulatory compliance, and ethics programs as established by management and the Board. In addition, the committee monitors all major financial matters pertaining to the Company, assists the Board in long-range financial planning, and makes recommendations regarding the Company’s capital and debt structure. It oversees the management of certain of the Company’s risks, including the Company’s exposures in the areas of finance and accounting, legal, compliance, internal controls, IT security, insurance coverages, business continuity plans, and the implications, if any, on the civil rights of protected classes of individuals and the potential impact of such issues on the Company’s business, operations and reputation. It recommends and prioritizes capital and financial commitments, monitors related performance measurements and reviews annual operating and capital budgets. The committee also reviews large capital and unbudgeted expenditures. Proposed acquisitions and divestitures are reviewed by the committee, and it makes recommendations regarding the Company’s hedging, dividend and tax policies.

Codes of Ethics

For information relating to the Company’s codes of ethics, please see the disclosure in Item 10 of Part I of the Original Report. Each of the codes of ethics, as well as copies of our corporate governance principles, Board of Directors committee charters and stock ownership guidelines are available on the Company’s website at www.acxiom.com, or you may request a printed copy of them by sending a written request to the Corporate Secretary at Acxiom Corporation, 301 E. Dave Ward Drive, Conway, Arkansas 72032. None of the information currently posted, or posted in the future, on our website is incorporated by reference into this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and the owners of more than 10% of our stock to file reports of ownership and changes in ownership with the SEC. A copy of each report is furnished to the Company. SEC regulations require us to identify anyone who has failed to timely file his or her Section 16(a) reports. Based solely on our review of reports furnished to us and the written representations that no other reports were required during the fiscal year ended March 31, 2018, we believe that all Section 16(a) filing requirements were met during the last fiscal year, except that (i) Richard E. Erwin reported a delinquent transaction on an amended Form 4 filed November 30, 2017, and (ii) Dennis D. Self reported a delinquent transaction on a Form 5 filed May 2, 2018.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation program for our principal executive officer, our principal financial officer, the three most highly-compensated executive officers of the Company (other than our principal executive officer and principal financial officer) during fiscal 2018, and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “Named Executive Officers” or “NEOs”).

Our Named Executive Officers for fiscal 2018 were:

Named Executive Officer	Position as of March 31, 2018
Scott E. Howe	Chief Executive Officer & President (our “CEO”)
Warren C. Jenson	Chief Financial Officer & Executive Vice President/President, International (our “CFO”)
James F. Arra	Co-President & General Manager, Connectivity
Richard E. Erwin	President & General Manager, Audience Solutions
Anneka R. Gupta	Co-President & General Manager, Connectivity
S. Travis May	Former Chief Growth Officer

Management Changes during Fiscal 2018

In September 2017, Mr. May ceased serving as the President and General Manager of our Connectivity Division and was appointed as our Chief Growth Officer (a non-executive position), and Mr. Arra and Ms. Gupta were appointed as Co-Presidents and General Managers of our Connectivity Division. Effective April 13, 2018, Mr. May resigned from his position as our Chief Growth Officer and agreed to continue to work with us as a consultant through October 2018. For a discussion of Mr. May’s consulting agreement and the effect of his resignation on his awards, please see “Description of S. Travis May Consulting Agreement” in “Potential Payments Upon Termination or Change in Control” herein.

This Compensation Discussion and Analysis is organized in six sections:

•	Section 1: Executive Summary

•	Section 2: Executive Compensation Philosophy and Program Design

•	Section 3: Governance of Executive Compensation Program

•	Section 4: Individual Compensation Elements

•	Section 5: Other Compensation Policies and Practices

•	Section 6: Tax and Accounting Considerations

Section 1: Executive Summary

We are a global technology and services company that provides the data foundation and connections for the world’s best marketers. To support our ongoing transformation and growth, we have designed our executive compensation program to ensure a strong link between our financial and operational performance and the incentives we use to motivate and reward our executive officers. As we have reshaped our business in recent years to meet the challenges of evolving market dynamics and customer expectations, we have been proactive in designing our executive officers’ compensation packages to support our key business objectives and provide a strong connection between pay and performance:

•	87% of our CEO’s and 75% (on average) of our NEO’s target total direct compensation opportunity is at risk.

•

Performance-based incentives comprise the majority of our executive officers’ target total direct compensation opportunities. These incentives reward our executive officers only if their efforts create sustainable long-term value for our stockholders.

•

60% of our CEO’s long-term incentive award is delivered in the form of performance stock units (“PSUs”), with vesting based on relative total shareholder return (“TSR”) compared to the S&P Midcap 400 Index; 60th percentile performance is required for the target number of shares to vest.

•	Through our ongoing constructive dialogue with our major stockholders, we continue to refine and enhance our executive compensation program to emphasize long-term performance.

Business Overview

We provide the data foundation and connections for the world’s best marketers. In fiscal 2018, we were organized into three segments, all driving a common vision to transform data into value for everyone.

Connectivity (or LiveRamp) Fiscal 2018 Rev (Y/Y change): $211MM (+43%)	Audience Solutions Fiscal 2018 Rev (Y/Y change): $327MM (+8%)	Marketing Services Fiscal 2018 Rev (Y/Y change): $379MM (-8% or -3% adjusted for divestitures1)
We help clients build a multi-channel view of their customers and prospects and activate this view across channels through partnerships with leading digital marketing platforms	We validate the accuracy of client data and enhance it with additional insight from third party sources, enabling clients to reach desired audiences with highly relevant messages	We help clients unify customer and prospect data across their enterprise at the individual level and assist them in executing and measuring the effectiveness of multichannel campaigns
Illustrative Client Uses of our Products

•  LiveRamp® IdentityLink™ allows client to onboard offline prospect data, add third party information and target prospects who indicate a desire to purchase a car.

•  The IdentityLink Data Store™ provides client with ability to monetize third-party location data.

•  AbiliTec® ties multiple data elements back to a persistent identifier that represents a unique consumer.

•  Infobase® can create a specific customer segment (e.g., high income, multi-child families) despite only knowing name and address.

•  Marketing Services helps clients unify and organize customer data across multiple IT systems in a Market Data environment, and identify opportunities to cross-sell new products to their existing customer base.

1	Fiscal 2017 Marketing Services revenue was $411M and included $20M of revenue from divested Acxiom Impact business.

On our fiscal 2018 third quarter conference call, we announced plans to reorganize our portfolio into two strong business units, LiveRamp and Acxiom Marketing Solutions, aligning key Audience Solutions’ assets to each. All identity assets including IdentityLink™, AbiliTec® intellectual property and Acxiom’s TV integrations were consolidated in LiveRamp. The remaining Audience Solutions’ lines of business for data and data services were combined with Marketing Services, comprised of experts for turning customer insights into engaging experiences that drive tangible business outcomes.

The new organizational structure went into effect on April 1, 2018, and we began reporting our fiscal 2019 results under the realigned business segments.

Potential Sale of Acxiom Marketing Solutions

On July 2, 2018, subsequent to the end of the fiscal year, we announced that we have entered into a definitive agreement to sell Acxiom Marketing Solutions for $2.3 billion to Interpublic Group. This transaction generally had no impact on our fiscal 2018 compensation as described in this CD&A. However, as discussed herein, we did approve a discretionary incentive plan relating to such sale. We also certified the treatment under certain compensation plans and equity incentive awards that might apply in the event of a potential sale. In anticipation of the close of the Acxiom Marketing Solutions sale and the substantial changes to our business, we are considering changes to the contractual arrangements with and equity programs made available to our go-forward leadership team and key talent.

Fiscal 2018 Business Highlights

Since our founding in 1969, our mission has focused on the safe and easy use of people-based information to deliver better consumer experiences. While our mission has remained steadfast, over the past four years we have been strategically driving our business to focus and organize around solutions that provide the critical data foundation marketers need to engage consumers in a digital world. This transformation has led to improving trends, through leadership, innovation and strong financial performance. Key business highlights for fiscal 2018 include:

•	Scaling our leadership in identity resolution and data connectivity, growing direct LiveRamp customers year-over-year by nearly 40% and adding hundreds of new partners to our ecosystem.

•

Stabilizing and improving top-line performance and profitability in our Marketing Services division. Marketing Services had its largest new bookings year in over a decade, adding over 20 new database logos to its growing client roster.

•	Creating value through mergers and acquisitions, highlighted by the tuck-in acquisition of Pacific Data Partners in February 2018 to accelerate our business-to-business (B2B) efforts within LiveRamp.

•

Innovating across our portfolio and delivering new products and capabilities to our customers. During the year, we scaled our IdentityLink Data Store offering and launched LiveRamp TV and LiveRamp B2B. We also made our next generation database solution more widely available to our clients.

•

Returning value to our stockholders, by repurchasing approximately $89 million of our common stock during the year. In addition, in April 2018, we expanded our share repurchase program by $100 million to $500 million and extended the duration of the program through December 31, 2019. Since inception of the share repurchase program in August 2011 through March 31, 2018, Acxiom has returned approximately $375 million to stockholders.

Fiscal 2018 Financial Highlights

With a focus on continued execution and growth, our fiscal 2018 performance again delivered strong financial results for our stockholders, including:

•	Fiscal year TSR of 9.2%, compared to 11.94% for the S&P Midcap 400 Index.

•

Revenue of $917 million, up 4.2% on a reported basis. Revenue was negatively impacted by the Acxiom Impact divestiture, which reduced revenue by approximately $20 million year-over-year. Revenue excluding $20 million from Acxiom Impact in fiscal 2017 was up 7% in fiscal 2018.

•	GAAP diluted EPS was $0.29, up from $0.05 in fiscal 2017. Non-GAAP diluted EPS was $0.94, up from $0.71 in fiscal 2017.[1]

•	GAAP net earnings were $23 million. Non-GAAP net earnings were $76 million, up 34% from 2017.[1]

•

Continued strong growth in our Connectivity (or LiveRamp) Division, with revenue up 43% year-over-year to approximately $211 million and segment income improving significantly to $18.4 million. Segment operating margin was 9% in fiscal 2018, and in the US, was 15%.

1	See Schedule 1 on pages 37 to 38 of this Compensation Discussion and Analysis for a reconciliation of our GAAP EPS to Non-GAAP EPS and GAAP net earnings to Non-GAAP net earnings.

Executive Compensation Highlights

Consistent with our “pay-for-performance” philosophy and objective of rewarding our executive officers only when they deliver sustained value for our stockholders, our key compensation decisions and outcomes for fiscal 2018 were as follows:

Base salary –

•

Annual Executive Compensation Review – In June 2017, the annual base salaries of our then-executive officers were increased in amounts ranging from 1.9% to 6.7%, including an increase in the annual base salary of our CEO of 3.1% from fiscal 2017.

•

Promotional Base Salary Increases – In connection with their promotion to Co-Presidents and General Managers of our Connectivity Division in September 2017, the annual base salaries of Mr. Arra and Ms. Gupta were increased from $275,000 to $400,000.

Annual cash incentives –

•

Design – In June 2017, as previously disclosed, in response to stockholder feedback, the Compensation Committee selected adjusted revenue and adjusted earnings before interest, other income and taxes (“EBIT”) as the corporate performance measures for the Fiscal 2018 Cash Incentive Plan (the “Fiscal 2018 CIP”).

•

Annual Cash Incentive Payments – The annual cash incentive payments made to our executive officers under the Fiscal 2018 CIP ranged from $37,800 to $597,000, including a payment in the amount of $597,000 to our CEO.

Long-term equity incentives –

•

Fiscal 2018 Award Mix – In June 2017, our then-executive officers were granted long-term incentive opportunities in the form of equity awards, consisting of PSU awards and restricted stock unit (“RSU”) awards, which vest or are earned over multi-year periods, including an equity award with a grant date fair value of approximately $4,022,000 granted to our CEO.

•

Fiscal 2018 PSU Award Design – The fiscal 2018 PSU awards are payable in shares of our common stock at the end of a three-year performance period based on our relative TSR performance compared to the S&P Midcap 400 Index over the three-year performance period. 60th percentile performance is required for the target number of shares to vest. .

•	Fiscal 2016 PSU Award Outcome – The PSU awards granted in fiscal 2016 were paid out at 200% of their target number of shares as a result of exceeding the maximum three-year adjusted EPS target.

•

LiveRamp PSU Award Outcome – The first tranche of the PSU awards granted to Messrs. May and Arra and Ms. Gupta on June 28, 2017 was paid out at 53.27% of their target number of shares of our common stock on June 14, 2018.

Section 2: Executive Compensation Philosophy and Program Design

We believe in paying for performance. Our objective is to attract, motivate, reward, and retain our executive officers in a manner that is transparent, market competitive, and aligned with the interests of our stockholders by putting the executives’ compensation at risk, providing rewards only when our performance warrants, and helping us to deliver for our customers.

Our compensation objectives support our strategic priorities. They are to:

•	align our executive compensation program with diverse business divisions and ongoing business transformation and incentivize execution of key management initiatives;

•	align our executive officers’ interests with those of our stockholders and consider stockholder feedback when making compensation decisions;

•	maintain transparent compensation arrangements that provide a strong link between pay and performance and motivate our executive officers to achieve the highest level of performance; and

•	attract and retain the best executive officers through competitive, market-based compensation programs.

We believe these objectives enable us to reward the overall performance and contributions of our executive officers while maintaining an appropriate correlation between executive compensation levels and our performance, including the execution of our business strategy. The following discussion explains how our executive compensation program achieves these objectives.

Compensation Program Framework

The Compensation Committee carefully developed the framework reflected in the following chart to achieve these objectives in our fiscal 2018 executive compensation program:

These compensation elements are allocated so that the majority of each executive officer’s annual target total direct compensation opportunity is “at risk” and/or subject to performance-based vesting requirements. While the pay mix may vary from year to year, the ultimate goal is to achieve our compensation objectives as described above.

Results of 2017 Stockholder Advisory Votes on Named Executive Officer Compensation

Each year at the annual meeting of stockholders, we present stockholders with a non-binding, advisory vote to approve the compensation of our Named Executive Officers (commonly known as a “Say-on-Pay” vote). The Compensation Committee and our Board of Directors consider the results of our annual Say-on-Pay votes in determining our subsequent compensation policies and decisions and engage with our stockholders to get feedback on our compensation program decision. At our 2017 Annual Meeting of Stockholders, approximately 94.7% of the votes cast on the Say-on-Pay votes were voted in favor of the proposal.

At our 2017 Annual Meeting of Stockholders, stockholders were also asked to cast a non-binding, advisory vote on the frequency with which we should hold Say-on-Pay votes. With regard to this vote, our stockholders cast the highest number of votes for an annual Say-on-Pay vote. As a result of this vote, our Board of Directors determined that we will continue to hold annual Say-on-Pay votes. The next vote on the frequency of Say-on-Pay votes will be held at our 2023 Annual Meeting of Stockholders.

Stockholder Engagement on Executive Compensation

Our stockholders’ opinions on how we operate our business are very important to us. During fiscal 2018, we continued our engagement efforts with our stockholders. Feedback from this engagement was considered by the Compensation Committee as it made its decisions to change our executive compensation program in 2018. For example, in response to feedback received from several stockholders, we amended the performance measures in our annual cash incentive design to include EBIT instead of EPS to ensure our executive officers’ interest are aligned with those of our stockholders.

When making future compensation decisions for our executive officers, the Compensation Committee will continue to consider the outcome of our say-on-pay votes and feedback from our stockholders.

Changes to our Fiscal 2018 Executive Compensation Program

As part of its annual review of our executive compensation program, the Compensation Committee continued to make changes to our executive compensation program based on the feedback that we received from our stockholder engagement efforts. Specifically, for fiscal 2018, as previously disclosed, the Compensation Committee changed the design of our annual incentive compensation plan, the Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (the “Cash Incentive Plan”), to replace EPS with EBIT as one of the two corporate performance measures used in the plan. This change became effective on April 1, 2017 with the approval of the Fiscal 2018 CIP.

Pay-for-Performance Discussion

Our compensation policies and practices are designed to support our goals, our values and standards of conduct, and our “pay-for-performance” philosophy. They are a means to reward our executive officers, in alignment with our peers, including the Named Executive Officers, for their achievements.

To ensure our executive officers’ interests are aligned with those of our stockholders and to motivate and reward individual initiative and effort, a substantial portion of our executive officers’ annual target total direct compensation opportunity is “at-risk” and will vary above or below target levels commensurate with our performance. We emphasize performance-based compensation that appropriately rewards our executive officers for delivering financial, operational, and strategic results that meet or exceed pre-established goals through our annual cash incentive opportunities and the PSU awards that make up a significant portion of our long-term incentive compensation opportunities.

In addition, we further align the interests of our executive officers with those of our stockholders through our stock ownership guidelines and grants of RSU awards as part of our long-term incentive compensation opportunities. The target total direct compensation opportunities for our CEO and, on average, the other Named Executive Officers during fiscal 2018 reflect this philosophy:

1

The percentages reflected in the foregoing charts are based on the annual target total direct compensation opportunities of the Named Executive Officers (the sum of base salary, the target annual cash incentive opportunity and long-term incentives, which are valued at their grant date fair value). The actual payouts may differ from the incentive opportunities provided. Other forms of compensation reported in the Summary Compensation Table are not included.

As reflected in the foregoing charts, we believe that equity awards are a key incentive for our executive officers to drive long-term growth. To ensure that we continue to align to our compensation philosophy, the Compensation Committee regularly evaluates the relationship between the reported values of the equity awards granted to our executive officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years, and our TSR over this period.

While we disclose the estimated values of these equity awards in our Summary Compensation Table at the time of grant for each covered fiscal year, the value of these awards that may be realizable by our executive officers will vary depending on the performance of our common stock and often differs significantly from the amounts reported in the Summary Compensation Table.

We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our executive officers, and, therefore, that it promotes stability in our leadership. Importantly, we also believe it is very stockholder friendly.

Executive Compensation Policies and Practices

We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During fiscal 2018, we maintained the following executive compensation policies and practices, including both policies and practices we have implemented to drive performance and policies and practices that either prohibit or discourage behaviors that we do not believe serve our stockholders’ long-term interests:

What We Do	What We Don’t Do

✓  Use a pay-for-performance philosophy that links our executive officers’ compensation to corporate and individual performance

✓  Conduct an annual executive compensation review

✓  Place a significant portion of compensation “at-risk”

✓  Retain an independent compensation advisor

✓  Maintain an independent compensation committee

✓  Conduct an annual compensation-related risk assessment

✓  Grant performance-based equity awards

✓  Maintain a compensation recovery (“claw back”) policy

✓  Maintain “double-trigger” change-in-control arrangements

✓  Maintain stock ownership guidelines

✓  Conduct an annual stockholder advisory vote on named executive officer compensation as well as engage in regular dialogue with our stockholders on corporate governance matters

✓  Conduct annual succession planning

×   Provide special health, welfare or qualified retirement plan benefits not available to all employees

×   Permit hedging of our equity securities

×   Permit pledging of our equity securities

×   Provide excise tax payments on future post-employment compensation arrangements

×   Pay dividends or dividend equivalents on unvested equity awards

×   Permit stock option repricing

×   Provide guaranteed bonuses

×   Provide “single trigger” change-in-control arrangements

Section 3: Governance of Executive Compensation Program

Role of the Compensation Committee

The Compensation Committee discharges the responsibilities of our Board of Directors relating to the compensation of our executive officers. The Compensation Committee has overall responsibility for overseeing the design, development, and implementation of our executive compensation program and all related policies and practices.

During fiscal 2018, the Compensation Committee:

•	reviewed and approved the compensation of our executive officers, other than our CEO;

•

reviewed and approved the compensation of our CEO that was intended to comply with the exemption for “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code (the “Code”), in consultation with our Board of Directors; and

•	made a recommendation to our Board of Directors for approval of our CEO’s other compensation.

In carrying out its responsibilities, the Compensation Committee establishes the amounts and allocates the mix of compensation between base salary, annual cash incentives, and long-term incentive compensation. The Compensation Committee also oversees our incentive and equity-based executive compensation plans and establishes performance targets for performance-based awards. Periodically, the Compensation Committee reviews our post-employment compensation arrangements, retirement benefits and nonqualified deferred compensation program, senior leadership benefits, and perquisites. The Compensation Committee also reviews and considers risks associated with our compensation philosophy and executive compensation program as discussed under “Compensation Risk Assessment” elsewhere in this Form 10-K/A.

The Compensation Committee does not establish a specific target for setting the annual target total direct compensation opportunity of our executive officers, including our Named Executive Officers. When evaluating and setting the amount of each compensation element, the Compensation Committee considers the following factors:

•	our performance against the financial and operational objectives established by the Compensation Committee and our Board of Directors;

•	each individual executive officer’s responsibilities, qualifications, and length of service;

•	the scope of each executive officer’s role compared to other similarly-situated executives at companies in our compensation peer group;

•

the performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function, and work as part of a team, all of which reflect our core values;

•	compensation parity among our executive officers; and

•	the compensation practices of our compensation peer group and the positioning of each executive officer’s compensation in a ranking of peer company compensation levels.

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable. As an executive officer’s responsibilities and ability to affect our financial results increase, base salary becomes a smaller element of his or her target total direct compensation opportunity and long-term incentive compensation becomes a larger element, further aligning his or her interests with those of our stockholders.

Role of Management

In discharging its responsibilities, the Compensation Committee works with members of our management, including our CEO. Our management assists the Compensation Committee by providing information on corporate and individual performance, competitive market data, and management’s perspective and recommendations on compensation matters. The Compensation Committee solicits and reviews our CEO’s recommendations and proposals with respect to adjustments to target total annual cash compensation, long-term incentive compensation opportunities, program structures, and other compensation-related matters for our executive officers (other than with respect to his own compensation). The Compensation Committee reviews and discusses these recommendations and proposals with our CEO and uses them as one factor in determining and approving the compensation for our other executive officers. Our CEO recuses himself from all Compensation Committee discussions and recommendations regarding the setting of his own compensation.

Role of Compensation Advisors

As permitted in its charter, the Compensation Committee engages an external compensation consultant to assist it by providing information, analysis, and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review. It directly engages the compensation consultant under an engagement letter that the Compensation Committee reviews at least annually.

The Compensation Committee has retained Compensia, a national compensation consulting firm, to serve as its compensation consultant. The compensation consultant reports directly, and is directly accountable, to the Compensation Committee, and the Compensation Committee has the sole authority to retain, terminate, and obtain the advice of its compensation consultant at our expense.

The Compensation Committee selected Compensia as its compensation consultant because of the firm’s expertise and reputation and the fact that it provides no services to us other than its services to the Compensation Committee, has no other ties to management that could jeopardize its independent status, and has strong internal governance policies that help ensure that it maintains its independence. Accordingly, the Compensation Committee has determined that the work of Compensia does not give rise to any conflict of interest.

During fiscal 2018, the compensation consultant regularly attended the meetings of the Compensation Committee (both with and without management present). Services provided by the compensation consultant included: providing competitive market data, analyzing base salary levels and incentive compensation opportunities, providing trends within the industry, and assessing compensation risk.

The Compensation Committee also engaged Bryan Cave Leighton Paisner, LLP (“Bryan Cave”) as independent legal counsel to assist with its review and analysis of our executive compensation program in light of current market, business, economic and regulatory conditions.

In fiscal 2018, neither Compensia nor Bryan Cave provided any other services to us other than the consulting services to the Compensation Committee. The Compensation Committee annually reviews the objectivity and independence of its compensation advisors.

Process for Determining CEO Compensation

Each year, our Board of Directors evaluates our CEO’s performance relative to our strategic plan, operating goals, and key performance indicators relating to executive compensation. Our executive compensation objectives include maintaining competitive pay, linking pay to performance, promoting the creation of stockholder value, and encouraging retention. The Compensation Committee considers the results of this evaluation. In consultation with its compensation consultant, the Compensation Committee also considers general market conditions and specific industry trends. The Compensation Committee reviews each element of our CEO’s compensation, his employment agreement, and a tally sheet to evaluate his target total direct compensation opportunity, and assists our Board of Directors in assessing our CEO’s total compensation. The Compensation Committee also considers our business results, the tax deductibility of our CEO’s compensation, and the other factors described above. In fiscal 2018, the recommendations from the Compensation Committee were submitted to our Board of Directors for approval, other than elements of compensation intended to comply with Section 162(m) which were determined exclusively by the Compensation Committee. Our CEO does not participate in decisions regarding his own compensation.

Process for Determining Compensation of Other Executive Officers

Each year, our CEO evaluates the performance of each of our other executive officers, including the other Named Executive Officers. Our CEO makes a recommendation for the compensation of each executive officer to the Compensation Committee based upon his evaluation and information supplied by the Compensation Committee’s compensation consultant. The Compensation Committee considers our CEO’s recommendation relative to our strategic plan, operating goals, and compensation philosophy. In consultation with its compensation consultant, the Compensation Committee also considers general market conditions and specific industry trends. The Compensation Committee also reviews tally sheets with respect to each executive officer, our business results, and tax deductibility considerations.

Competitive Positioning

For purposes of comparing our executive compensation against the competitive market, the Compensation Committee reviews and considers the compensation levels and practices of a group of comparable technology companies. In February 2017, with the assistance of its compensation consultant, the Compensation Committee re-examined the then-existing compensation peer group to reflect the changes in our revenue and market capitalization, to recognize our evolving business focus and divisional structure, and to account for changes in the competitive market. Based on this effort, in February 2017 the Compensation Committee approved a revised compensation peer group consisting of the following companies for use in fiscal 2018:

The companies in this revised compensation peer group were selected on the basis of their similarity to us in size, as determined using the following criteria:

•	similar revenue size – ~0.5x to ~2.0x our last four fiscal 2017 quarter revenue (~$248 million to ~$1.86 billion);

•	similar market capitalization – ~0.3x to ~3.0x our market capitalization (~$560 million to ~$5.6 billion);

•

industry affiliation – application software, internet software and services, advertising, data processing and outsourced services, research and consulting services, and IT consulting and other services; and

•	similar business focus – SaaS, marketing service provider/consultant, and data services.

To analyze the compensation practices of the companies in our compensation peer group, the compensation consultant gathered data from public filings (primarily proxy statements) and from the appropriate Radford executive compensation surveys. This market data was then used as a reference point for the Compensation Committee to assess our current compensation levels in the course of its deliberations on compensation forms and amounts.

While the Compensation Committee reviews each compensation element and target total direct compensation for each of our executive officers compared to similarly-situated executives of the companies in the compensation peer group, it does not target overall compensation to a specific percentile of the competitive market data. In determining actual pay levels, the Compensation Committee considers data from the compensation peer group, as well as the other factors described above, in its collective judgment.

The Compensation Committee reviews our compensation peer group at least annually and makes adjustments to its composition, taking into account changes in both our business and the businesses of the companies in the peer group.

Section 4: Individual Compensation Elements

The specific elements of our fiscal 2018 executive compensation program for our executive officers, including the Named Executive Officers, were as follows:

In addition, we provide our executive officers with welfare and health benefits programs, a non-qualified deferred compensation program, post-employment compensation arrangements, and limited perquisites and other personal benefits.

Base Salary

Base salary represents the fixed portion of the compensation of our executive officers, including the Named Executive Officers, and is an important element of compensation intended to attract and retain highly talented individuals.

Generally, we establish the initial base salaries of our executive officers through arm’s-length negotiation at the time we hire the individual executive officer, taking into account his or her position, qualifications, experience, prior salary level, and the base salaries of our other executive officers. Thereafter, the Compensation Committee reviews the base salaries of our executive officers as part of its annual compensation review and makes adjustments to base salaries as it determines to be necessary or appropriate.

In June 2017, the Compensation Committee reviewed the base salaries of our then executive officers, including the Named Executive Officers, taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendations of our CEO (except with respect to his own base salary), and the other factors described in “Governance of Executive Compensation Program – Role of the Compensation Committee” above. Following this review, the Compensation Committee decided to increase the base salaries for each of our then-executive officers (other than our CEO) in amounts ranging from 1.9% to 6.7% of their fiscal 2017 base salaries. In addition, the Compensation Committee recommended, and our Board of Directors approved, an increase in the base salary of our CEO.

Based on the foregoing, the base salaries of the then-Named Executive Officers for fiscal 2018 were as follows:

Named Executive Officer	Fiscal 2017 Base Salary	Fiscal 2018 Base Salary	Percentage Adjustment
Mr. Howe	$650,000	$670,000	3.1%
Mr. Jenson	$525,000	$535,000	1.9%
Mr. Erwin	$425,000	$435,000	2.4%
Mr. May	$375,000	$400,000	6.7%

These base salary increases were effective as of July 1, 2017.

In September 2017, in connection with their promotion to Co-Presidents and General Managers of our Connectivity Division, the Compensation Committee increased the annual base salaries of Mr. Arra and Ms. Gupta from $275,000 to $400,000. These increases were approved by the Compensation Committee after taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendations of our CEO, and the other factors described in “Governance of Executive Compensation Program – Role of the Compensation Committee” above. The Compensation Committee also determined that, in connection with his promotion to Chief Growth Officer, Mr. May’s annual base salary would remain at $400,000, in line with his July 1, 2017 increase.

Annual Cash Incentives

For fiscal 2018, our executive officers, including the Named Executive Officers, and other key employees were eligible to earn annual cash incentive payments pursuant to the Fiscal 2018 CIP, which is subject to the terms and conditions of the Cash Incentive Plan. The Fiscal 2018 CIP provided eligible participants with the opportunity to earn these payments based on our actual corporate performance as assessed against multiple financial measures and their individual contributions to this performance.

The Compensation Committee established each executive officer’s target and maximum annual cash incentive opportunity and set the formula for incentive payments at the beginning of fiscal 2018. The Fiscal 2018 CIP also provides our CEO with discretion to modify individual executive officer payments by up to 10% and the Compensation Committee with the ability to adjust payments by up to 30% based on individual performance as determined by the Compensation Committee for our CEO and as recommended by our CEO for our other executive officers. All individual performance adjustments were to be approved by the Compensation Committee in its sole discretion.

Target Annual Cash Incentive Opportunities

Each participant in the Fiscal 2018 CIP was assigned a target annual cash incentive opportunity, the amount of which was calculated as a percentage of his or her annual base salary.

In June 2017, the Compensation Committee reviewed the target annual cash incentive opportunities of our executive officers, including the Named Executive Officers, taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendations of our CEO (except with respect to his own target annual cash incentive opportunity), and the other factors described in “Governance of Executive Compensation Program – Role of the Compensation Committee” above. Following this review, the Compensation Committee, after consulting with our Board of Directors in the case of our CEO, decided to keep the target annual cash incentive opportunities of our executive officers at their fiscal 2017 levels. The target annual cash incentive opportunities of the then-Named Executive Officers for fiscal 2018 were as follows:

Named Executive Officer	Fiscal 2018 Target Annual Cash Incentive Opportunity (as a percentage of base salary)	Fiscal 2018 Target Annual Cash Incentive Opportunity ($)
Mr. Howe	110%	$737,000
Mr. Jenson	100%	$535,000
Mr. Erwin	65%	$282,750
Mr. May	65%	$260,000

In September 2017, in connection with their promotion to Co-Presidents and General Managers of our Connectivity Division, the Compensation Committee set the target annual cash incentive opportunity of Mr. Arra at 20% of his adjusted annual base salary (or $80,000) and increased the target annual cash incentive opportunity of Ms. Gupta from 50% to 65% of her adjusted annual base salary (or $260,000). The Compensation Committee also determined that Mr. Arra would continue to participate in the LiveRamp incentive plans in the amount of $275,000. These decisions were approved by the Compensation Committee after taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendations of our CEO, and the other factors described in “Governance of Executive Compensation Program – Role of the Compensation Committee” above. The Compensation Committee also determined that their annual cash incentive payments for fiscal 2018 would be pro-rated to reflect these decisions and their tenure in their new positions. The Compensation Committee also determined that, in connection with his promotion to Chief Growth Officer, Mr. May’s target annual cash incentive opportunity would remain at 65% of his annual base salary.

Corporate Performance Measures

In June 2017, the Compensation Committee selected adjusted revenue (“Adjusted Revenue”) and adjusted EBIT (“Adjusted EBIT”) as the corporate performance measures for the Fiscal 2018 CIP.

These performance measures were equally weighted and determined as follows:

Fiscal 2018 CIP Corporate Performance Measure	Definition	Rationale
Adjusted Revenue (1)	Revenue adjusted to reflect the impact of acquisitions and divestitures during the year	Revenue growth is important to the creation of long-term stockholder value because it reflects management’s ability to grow our top line through execution of our digital marketing ecosystem strategy

Adjusted EBIT (1)	EBIT adjusted to exclude certain items such as stock-based compensation expense, amortization of acquired intangibles, one-time business separation and transformation expenses, restructuring and impairment charges consistent with the presentation of non-GAAP EBIT in our quarterly earnings releases	EBIT is an indicator of our profitability. This measure focuses on the outcome of operating decisions, while excluding the impact of non-operating decisions like interest expenses and tax rates

(1)	See Schedule 1 on pages 37 to 38 of this Compensation Discussion and Analysis for a reconciliation of our GAAP net earnings to Adjusted EBIT.

In June 2017, the Compensation Committee set the threshold, target, and maximum performance levels and the payment percentages for each of the corporate performance measures for the Fiscal 2018 CIP as follows:

Corporate Performance Measure	Threshold Performance Level	Target Performance Level	Maximum Performance Level
Adjusted Revenue	$899,000,000	$967,000,000	$996,000,000
Adjusted EBIT	$132,000,000	$146,000,000	$168,000,000
Funding	50%	100%	200%

Performance measure levels were determined based on the Company’s financial planning process. The Adjusted Revenue target was set 7.3% higher than the previous year’s actual performance. Adjusted EBIT was not a measure in the Fiscal 2017 Cash Incentive Plan, but Adjusted EBIT for the Fiscal 2018 CIP was set 13% higher than the actual Adjusted EBIT for fiscal year 2017. Funding is linear between threshold and target and between target and maximum.

As provided in the Fiscal 2018 CIP, the corporate performance measures were subject to adjustment by the Compensation Committee in recognition of unusual or nonrecurring events affecting us, any subsidiary or affiliate, our executive officers, or the financial statements of the Company or of any subsidiary or affiliate; in the event of changes in applicable laws, regulations or accounting principles; or in the event the Compensation Committee determined that such adjustments were appropriate to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the plan, subject to certain exceptions for awards intended to comply with Section 162(m) of the Code.

The Compensation Committee set an Adjusted EBIT baseline of 80% of the target performance level $116,800,000 that must be achieved before any payment will be funded under the plan. In addition, a maximum of 25% of the target annual incentive cash incentive award opportunities were to be funded until a threshold performance of 90% of the target performance level of Adjusted EBIT was achieved.

Fiscal 2018 CIP Payments

In March 2018, the Compensation Committee determined the amounts to be paid under the Fiscal 2018 CIP based on our actual performance for the year with respect to each corporate performance measure. The actual results for fiscal 2018 were Adjusted Revenue of $917.4 million and Adjusted EBIT of $146.1 million. Adjusted Revenue and Adjusted EBIT were calculated in accordance with the terms of the Fiscal 2018 Plan as determined by the Compensation Committee. See Schedule 1 on pages 37 to 38 of this Compensation Discussion and Analysis for a reconciliation of our GAAP net earnings to Adjusted EBIT.

Initially, the Compensation Committee determined that we had exceeded the baseline target performance level of 80% of the Adjusted EBIT target for fiscal 2018. The overall level of achievement on the corporate performance measures was 81%. The Compensation Committee determined that we had attained 95% of the Adjusted Revenue target performance level, and 100% of the Adjusted EBIT target performance level for 2018, as set forth in the chart below:

Corporate Performance Measure	Weighting	Threshold Performance Level	Target Performance Level	Maximum Performance Level	Actual Performance ($)	Actual Performance (as a percentage of target)	Payment (as a percentage of target)
Adjusted revenue	50%	$899,000,000	$967,000,000	$996,000,000	$917,400,000	95%	63%
Adjusted EBIT	50%	$132,000,000	$146,000,000	$168,000,000	$146,100,000	100%	100%
Weighted payment as a percentage of target							81%

Pursuant to the Fiscal 2018 CIP, our CEO had the discretion to modify the annual cash incentive payment of any executive officer by up to 10% based on his assessment of the executive officer’s individual performance for the fiscal year. In addition, the Compensation Committee reserved the discretion to adjust payments from the maximum permitted under the plan by up to 30% based on individual performance as determined by the Compensation Committee in the case of our CEO and as recommended by our CEO for our other executive officers. All such individual performance adjustments were to be approved by the Compensation Committee in its sole discretion.

After reviewing the individual performance of each of the Named Executive Officers after the end of the fiscal year, our CEO determined that each Named Executive Officer had effectively performed the responsibilities associated with each of his or her individual performance goals and that, in the context of pursuing the objectives under our annual operating plan, had expended significant efforts to meet these goals in a dynamic and increasingly challenging environment. With consideration of individual business segment performance, our CEO decided to exercise his discretion to modify the individual annual cash incentive payments of Mr. Erwin to be in line with the results of the Audience Solutions business segment, which was 80%.

Based on these discussions, the Compensation Committee decided to reduce Mr. Erwin’s payment from 81% to 80% as recommended by our CEO, and decided to not make any adjustment to the annual cash incentive payment based on its evaluation of the individual performance of our CEO.

The target annual cash incentive opportunities and the actual cash incentive payments made to the Named Executive Officers for fiscal 2018 were as follows:

Named Executive Officer	Fiscal 2018 Target Annual Cash Incentive Award Opportunity ($)	Maximum Performance Factor	Corporate Performance Factor	Target Multiplied by Corporate Performance Factor	Actual Annual Cash Incentive Payment	Actual Annual Cash Incentive Payment (as a percentage of target)
Mr. Howe	$737,000	200%	81%	$596,750	$597,000	81%
Mr. Jenson	$535,000	200%	81%	$433,350	$433,350	81%
Mr. Arra (1)	$46,666	200%	81%	$37,799	$37,800	81%
Mr. Erwin	$282,750	200%	81%	$229,028	$226,200	80%
Ms. Gupta (1)	$151,666	200%	81%	$122,849	$122,850	81%
Mr. May	$260,000	200%	81%	$207,309	$207,309	81%

(1)	Mr. Arra’s and Ms. Gupta’s actual cash incentive payments were pro-rated to reflect their promotions as of September 12, 2017.

Connectivity (or LiveRamp) Division Incentive Plan – Mr. Arra

During fiscal 2018, Mr. Arra was a participant in the Fiscal 2018 LiveRamp Executive Incentive Plan (the “Fiscal 2018 LIP”). The Fiscal 2018 LIP was intended to provide an incentive for certain employees of our Connectivity (or LiveRamp) Division serving in an executive role to earn commissions based on the achievement of pre-established financial objectives that were aligned with the Division’s overall goals for fiscal 2018.

Mr. Arra’s target commission opportunity for fiscal 2018 was set at $275,000, which was to be earned in four equal quarterly increments based on pre-established global revenue and profitability targets for the Connectivity (or LiveRamp) Division in each fiscal quarter. For each fiscal quarter, the revenue performance measure was weighted 80% and the profitability performance measure was weighted 20%.

For fiscal 2018, the Connectivity (or LiveRamp) Division achieved, in the aggregate, 95% of its global revenue target and 84% of its global profitability target, which resulted in Mr. Arra earning a total commission payment in the amount of $225,746, which represented 82.1% of his target commission opportunity for fiscal 2018.

Acxiom Marketing Solutions Incentive Plan

On March 31, 2018, the Compensation Committee approved an incentive plan for certain of our senior employees, including Mr. Erwin, which was communicated to participants in April 2018, providing for the payment of a discretionary bonus to such employees in the event of a sale of the Acxiom Marketing Solutions Division (the “Potential Sale”). The approval of this incentive plan followed our announcement in February 2018 that, in conjunction with the realignment of our portfolio into two distinct business units, we were planning to actively explore strategic alternatives to further strengthen the Acxiom Marketing Solutions Division and deliver greater value to its clients, including a strategic partnership, acquisition, tax-free merger, joint venture, tax-free spin-off, sale or other potential strategic combinations.

Pursuant to the incentive plan, Mr. Erwin may be eligible for a contingent and discretionary bonus in the event of a sale of the Acxiom Marketing Solutions Division in addition to his otherwise normal compensation arrangements. Among other things, the incentive plan requires Mr. Erwin to continue to be employed in his current position by a buyer for a period of six months (unless his employment is involuntarily terminated by such buyer). Further, any payment of this bonus will be made in installments over a period of up to 12 months after a closing of the sale.

Long-Term Incentive Compensation

The Compensation Committee believes long-term incentive compensation is an effective tool for focusing our executive officers, including the Named Executive Officers, on increasing stockholder value over a multi-year period, providing a meaningful reward for appreciation in our stock price and long-term value creation, and motivating continued employment. Long-term incentive compensation can also serve to discourage inappropriate short-term risk-taking behaviors.

As with their other elements of compensation, the Compensation Committee determines the amount of long-term incentive compensation for our executive officers (and, in the case of our CEO, formulates its recommendation for his long-term incentive compensation award) as part of its annual compensation review and after taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendations of our CEO (except with respect to his own long-term incentive compensation), the outstanding equity holdings of each executive officer, the projected impact of the proposed awards on our earnings, the proportion of our total shares outstanding used for annual employee long-term incentive compensation awards (our “burn rate”) in relation to the median proportions of the companies in our compensation peer group, the potential voting power dilution to our stockholders (our “overhang”) in relation to the median practice of the companies in our compensation peer group, and the other factors described in “Governance of Executive Compensation Program – Role of the Compensation Committee” above.

For fiscal 2018, the Compensation Committee provided long-term incentive compensation opportunities to our executive officers, including the Named Executive Officers, in the form of PSU awards and time-based RSU awards. The awards were weighted more heavily towards PSUs for our CEO, with 60% of his award in the form of a PSU award and 40% in the form of an RSU award. For the other Named Executive Officers, the awards were weighted 50% in the form of PSU awards and 50% in the form of RSU awards. This mix reflected the Compensation Committee’s objective of providing equity awards which align the compensation of our executive officers with the interests of our stockholders, reward our executive officers for our performance, and encourage their retention. The Compensation Committee sets the target amounts of these long-term incentive compensation awards based on the factors described in “Governance of Executive Compensation Program – Role of the Compensation Committee” above, including the executive officer’s responsibilities, length of service, demonstrated personal performance, Company performance, internal pay equity, tax considerations, and competitive market and peer group data.

Annual Equity Awards

In June 2017, the Compensation Committee approved long-term incentive equity awards to each of our then-executive officers (other than our CEO) in amounts ranging from approximately $800,000 to approximately $1,690,000, split evenly between RSUs and PSUs. Our CEO was granted a PSU award with a value of approximately $2,400,000 and an RSU award with a value of approximately $1,600,000.

The equity awards granted to the then-Named Executive Officers for fiscal 2018 were as follows:

Named Executive Officer	RSU Awards (number of shares)	PSU Awards (number of shares at target)	Total Grant Date Fair Value ($)
Mr. Howe	61,022	91,085	$4,022,566
Mr. Jenson	31,784	31,784	$1,689,054
Mr. Erwin	15,181	15,181	$806,718
Mr. May	19,006	19,006	$1,005,418

The RSU awards granted to our executive officers in June 2017 vest annually in equal increments over a period of four years beginning on the first anniversary of the date of grant. The four-year vesting period for the RSU awards is intended to encourage retention while rewarding increases in the price of our common stock. The following graph explains the design of these RSU awards:

PSU Awards

The PSU awards granted to our executive officers in June 2017 may be earned based on our financial performance as measured over a three-year performance period. Each PSU award entitles the holder to a number of shares of our common stock ranging from zero to 200% of the target number of units awarded (with each unit equal to a single share of our common stock). As described below, the three-year performance period for the PSU awards is intended to promote long-term stock price appreciation equal to or greater than the S&P Midcap 400 Index, as well as encourage retention.

The following graph and accompanying tables explain the design of the fiscal 2018 PSU awards:

These PSU awards will be earned based on our relative TSR compared to the S&P Midcap 400 Index measured over a three-year performance period beginning April 1, 2017 and ending March 31, 2020 as set forth in the following table:

Fiscal 2018 PSU Awards – Performance Measure

TSR Percentile	TSR Modifier (1)
Below 25th percentile	0
25th percentile	25%
50th percentile	77%
60th percentile	100%
90th and above	200%

(1)	The PSUs earned are to be determined on a linear basis between the specified target levels.

In designing the PSU awards, the Compensation Committee determined that it should require 60th percentile performance for the target number of units to be earned.

For purposes of these PSU awards, TSR for the Company and the S&P Midcap 400 Index is to be calculated by dividing the difference between the starting and ending share price for the performance period (taking into account any dividends) by the starting share price. For purposes of calculating both our TSR and the TSR for the companies in the S&P Midcap 400 Index, the share prices will be calculated using the average of the opening and closing prices of the common stock for the 20 trading days preceding the starting and ending dates.

Promotion Equity Awards

Mr. Arra’s and Ms. Gupta’s RSU Awards. In September 2017, in connection with their promotion to Co-Presidents and General Managers of our Connectivity Division, the Compensation Committee approved long-term incentive equity awards to each of Mr. Arra and Ms. Gupta. This decision was made by the Compensation Committee after taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendations of our CEO, and the other factors described in “Governance of Executive Compensation Program – Role of the Compensation Committee” above. Specifically, the Compensation Committee granted each of Mr. Arra and Ms. Gupta an RSU award for 87,184 shares of our common stock with a value of approximately $2,082,826, of which 50% will vest on the first anniversary of the grant date with the remainder vesting quarterly thereafter through the second anniversary of the grant date, subject to each Named Executive Officer’s continued employment with the Company as of each vesting date.

Mr. May’s PSU Award. Also in September 2017, in connection with his appointment as our Chief Growth Officer, the Compensation Committee granted Mr. May a PSU award for 87,184 shares of our common stock (having a value of approximately $2,082,826). This PSU award, which is to be earned subject to the terms and conditions described below, was granted by the Compensation Committee after taking into consideration a competitive market analysis prepared by its compensation consultant, the recommendation of our CEO, and the other factors described in “Governance of Executive Compensation Program – Role of the Compensation Committee” above.

The additional PSU award granted to Mr. May provided that he may earn between zero and 150% of the target number of shares of our common stock subject to the award (87,184 shares) based on the “target revenue run rate” as measured separately for each of two consecutive one-year performance periods, the first beginning on October 1, 2017 and ending September 30, 2018 (Year One) and the second beginning October 1, 2018 and ending September 30, 2019 (Year Two) based on the following matrix:

Target Revenue Run Rate

		Less than $1.0 million	Greater than or equal to $1.0 million but less than $4.0 million	Greater than or equal to $4.0 million but less than $15.0 million	Greater than or equal to $15.0 million
Payout Percentage of Target Award	Year One	0%	50%	Linear between 50% and 75%	75%
Payout Percentage of Target Award	Year Two	0%	50%, less Year One payout	Linear between 50% and 75%, less Year One payout	150%, less Year One payout

For purposes of the award, “target revenue run rate” means revenue generated from growth initiatives generated by Mr. May on or after October 1, 2017. The determination of the level of attainment for each one-year performance period was to be made by the Compensation Committee at its first regularly scheduled meeting following the close of each one-year performance period. In no event would the number of shares of our common stock earned exceed 150% of the number of shares initially granted to Mr. May under this award. While the maximum number of shares of our common stock may be earned at any time, the maximum payment in Year One was limited to 75% of the target number of shares.

Fiscal 2016 PSU Awards

The three-year performance period for the PSU awards granted in fiscal 2016 (the “2016 PSUs”) was completed on March 31, 2018. Pursuant to the terms of the awards, performance was to be evaluated based on our adjusted diluted EPS (“Adjusted EPS”) growth over the three-year performance period. Further, the number of units earned was subject to adjustment by as much as +/-20% based on our TSR compared to the S&P Midcap 400 Index over the performance period as set forth below, subject to an overall cap of 200%.

The target level for the Adjusted EPS performance measure was $1.00 per share, which represented a compound annual growth rate of 10.6% from our fiscal 2015 Adjusted EPS of $0.74 per share, the year prior to the start of the performance period.

In calculating our Adjusted EPS for PSU attainment, certain adjustments to fiscal 2018 GAAP EPS were required under the terms of the awards. Specifically, targeted fiscal 2018 EPS associated with discontinued operations (the IT Infrastructure Management and the Acxiom Impact businesses) were added back, and required adjustments for acquisitions were made, resulting in fiscal 2018 Adjusted EPS for PSU attainment of $1.45 per share.

At the end of March 2018, the Compensation Committee determined that, pursuant to the terms of the awards, our Adjusted EPS of $1.45 per share resulted in each executive officer tentatively earning 200% of his or her target 2016 PSU awards.

Fiscal 2016 PSU Awards – Performance Measure

Resulting Fiscal 2018 Adjusted EPS (1)	Percentage of PSUs Earned (2)
Below $0.90	0
$0.90	50%
$1.00	100%
$1.10	200%

(1)	See Schedule 1 on pages 37-38 of this Compensation Discussion and Analysis for a reconciliation of our GAAP EPS to overall Non-GAAP EPS and Adjusted EPS for PSU attainment.
(2)	The PSUs earned were to be determined on a linear basis between the specified target levels.

This tentative amount was then adjusted by 1.1964 to reflect our relative TSR over the three-year performance period based on the following matrix:

Fiscal 2016 PSU Awards – Modifier

TSR Percentile	TSR Modifier (1)
Below 25th	0.8
50th	1.0
75th and above	1.2

(1)	The modifier between the specified target levels will be calculated using straight-line interpolation.

Our relative TSR for the three-year performance period was in the 74.56 percentile. As a result of the application of the TSR modifier, each executive officer earned 200% of his or her target 2016 PSU awards.

TSR is calculated for the Company and S&P 400 Midcap Index based on the same calculation as the fiscal 2018 PSU awards as described above, but based on the time period from April 1, 2015 to March 31, 2018.

The number of shares of our common stock earned pursuant to the fiscal 2016 PSUs for each of the Named Executive Officers was as follows (Mr. Arra and Ms. Gupta were not executive officers at the time these PSU awards were granted in fiscal 2016):

Named Executive Officer	Fiscal 2016 PSU Award – Target (number of shares)	Financial Performance Factor	Shares Earned	Vesting Date Fair Value (1)
Mr. Howe	86,907	200%	173,814	$3,947,315
Mr. Jenson	35,714	200%	71,428	$1,622,130
Mr. May	13,825	200%	27,965	$635,085

(1)	Vesting date fair value is calculated by multiplying the number of shares earned by the closing market price per share of our common stock ($22.71) on the vesting date of March 29, 2018.

PRSU Award for Mr. Jenson

In March 2015, the Compensation Committee granted to Mr. Jenson a performance-based restricted stock unit (“PRSU”) award covering 111,111 shares of our common stock. This PRSU award was granted to Mr. Jenson in connection with the renewal of his employment agreement given the critical role he plays in driving our Company’s financial performance as our CFO and President of Acxiom International. This award was intended to provide a benefit to him only after our stockholders had realized a specified level of appreciation in the market price of our common stock over a three-year performance period beginning April 1, 2015 and ending March 31, 2018.

Pursuant to the terms of this award, Mr. Jenson was to earn a specified number of shares of our common stock based on the application of a “share price factor” correlated to specific dollar market prices for our common stock. He would earn no shares of our common stock under the award if the market price of our common stock at the end of the performance period did not exceed the $25.00 per share (representing a 35% premium to the closing market price of $18.57 per share for our common stock on the date of grant) and the number of shares that he could earn was capped at 100% of his target shares (based on a market price of $45.00 per share) irrespective of the final settlement price. An increasing number of shares would be earned and vest according to a specific performance schedule as the settlement price increased between $25.00 and $45.00 per share. In the event that the settlement price fell between the share prices set forth in the performance schedule, the number of shares earned would be determined on a linear basis between the specific stock prices. In addition to the share price requirement, the PRSU award would vest only if our three-year aggregate total revenues for the performance period were greater than three times our fiscal 2016 budgeted total revenue. For purposes of the award, our share price at the end of the performance period was to be calculated using the average of the opening and closing market price for our common stock for the 20 trading days ending March 31, 2018.

In May 2018, the Compensation Committee evaluated the market price of our common stock as of the end of the performance period, which it determined to be $30.55 per share. Based on the terms of the award, this resulted in a share price factor of 40.8275% and, on an interpolated basis, the earning of 45,364 shares of our common stock. Based on this calculation, the Compensation Committee approved the issuance of 45,364 shares of our common stock to Mr. Jenson.

Fiscal 2016 “Inducement” Award for Mr. Erwin

In April 2015, the Compensation Committee granted to Mr. Erwin a PSU award covering 41,929 shares of our common stock. This PSU award was to be earned based on our average annual data products revenue growth as measured over a three-year performance period beginning April 1, 2015 and ending March 31, 2018. The Compensation Committee granted this award to Mr. Erwin to provide additional incentive for him to drive the growth of our Audience Solutions Division.

Pursuant to the terms of the PSU award, Mr. Erwin was able to earn a number of shares of our common stock ranging from zero to 150% of the target number of shares covered by the award based on the following matrix:

Data Products Average Annual Revenue Growth

Average Annual Revenue Growth	Percentage of PSUs Earned
Below 5.0%	0%
5.0% up to 7.99%	50%
8.0% up to 9.99%	75%
10.0% up to 11.99%	100%
12.0% or more	150%

For purposes of the award, “data products revenue” meant such revenue as specified in our financial reports and as adjusted pursuant to the terms of his award agreement to ensure consistency in the revenue included in the calculation over the term of the performance period.

In May 2018, the Compensation Committee evaluated the growth rate for our data products revenue for each fiscal year during the three-year performance period and determined that our average annual growth rate during that period was 6.63%, resulting in 50% attainment and 20,965 earned shares.

PSU Awards for Messrs. May and Arra and Ms. Gupta

In June 2017, the Compensation Committee approved long-term incentive equity grants to Messrs. May and Arra and Ms. Gupta in the form of PSU awards as follows:

Named Executive Officer	PSU Awards (number of shares)	Total Grant Date Fair Value ($)
Mr. May	19,006	$502,709
Mr. Arra	8,533	$226,227
Ms. Gupta	8,533	$226,227

Pursuant to the terms of these awards, they were to earn (and fully vest in) a specified number of shares of our common stock based on the performance of the Connectivity (or LiveRamp) Division’s attainment of pre-established performance targets for revenue growth (“Growth Rate”) and operating margin (“Operating Margin”) during three consecutive performance periods corresponding to our 2018, 2019, and 2020 fiscal years. Each PSU award, which represents 100% of each Named Executive Officer’s target award, is subject to adjustment (either increase or decrease) depending on the Connectivity Division’s performance relative to the pre-established performance targets, as such performance is finally determined by the Compensation Committee following the completion of each fiscal year.

In May 2018, the Compensation Committee evaluated the Growth Rate and Operating Margin for the Connectivity Division for fiscal 2018 and determined that it had achieved an attainment percentage of 48.73% for the Growth Rate performance measure and an attainment percentage of 14.17% for the Operating Margin performance measure, resulting in a combined attainment percentage of 53.27% for the first tranche of these PSU awards.

Accordingly, the number of shares of our common stock earned pursuant to these PSU awards by Messrs. May and Arra and Ms. Gupta for the fiscal 2018 performance period were as follows:

Named Executive Officer	PSU Award – Target (total number of shares)	PSU Award – Target (fiscal 2018 performance period)	Attainment Percentage for fiscal 2018 performance period	Number of Shares Earned (fiscal 2018 performance period)
Mr. May	19,006	6.335	53.27%	3,375
Mr. Arra	8,553	2,851	53.27%	1,519
Ms. Gupta	8,553	2,851	53.27%	1,519

Retirement and Welfare Benefits

Our executive officers, including the Named Executive Officers, are eligible to participate in the same tax-qualified retirement and welfare plans as our other full-time employees. We sponsor a Section 401(k) plan that provides for employer matching contributions paid in shares of our common stock, subject to specified vesting requirements. Our executive officers are also eligible to receive retirement benefits through our non-qualified supplemental retirement plan discussed below. We believe these benefits are important for attracting, motivating, rewarding, and retaining our executive officers, and are comparable to those retirement benefits being provided by companies in our compensation peer group.

Defined Benefit Pension Plan

None of our executive officers, including none of the Named Executive Officers, participate in or have an account balance in a tax-qualified defined benefit pension plan maintained by us.

Supplemental Executive Retirement Plan

While we do not maintain a defined benefit pension plan, our highly-compensated employees, including the Named Executive Officers, are eligible to participate in our non-qualified supplemental executive retirement plan (the “SERP”) which enables them to contribute their pre-tax income into the plan through payroll deductions. We match contributions at a rate of 50% for each dollar contributed by a participant (up to 6% of his or her compensation) but only to the extent that the maximum matching contribution has not already been made under the Section 401(k) plan. These employer matching contributions are subject to a vesting requirement.

Health Benefit Plans

We maintain several broad-based employee benefit plans in which our executive officers, including the Named Executive Officers, are permitted to participate on the same terms as other employees who meet applicable eligibility criteria, subject to legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans. These include health benefits, life insurance, disability benefits, and an employee stock purchase plan. We believe these benefits encourage the overall health, stability and well-being of our executive officers and are comparable to those plans being provided by the companies in our compensation peer group.

Perquisites and Other Personal Benefits

We do not view perquisites or other personal benefits as a significant component of our executive compensation program. We describe the perquisites and other personal benefits provided to the Named Executive Officers in footnote 4 to the Summary Compensation Table elsewhere in this Compensation Discussion and Analysis.

In the future, we may provide perquisites or other personal benefits in limited situations, such as where we believe it is appropriate to assist an individual in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment and retention purposes. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.

Employment Agreements

In February 2018, we amended the employment agreements of our CEO and CFO. Each of these employment agreements had an initial three-year term and provided for automatic renewal thereafter for successive one-year terms unless we or the applicable executive officer elected not to extend the term upon 180 days’ notice. The term of our CEO’s employment agreement was automatically extended on July 26, 2017, while the term of our CFO’s employment agreement was automatically extended on January 11, 2018.

As amended, these employment agreements:

•

Continue to provide for automatic renewal as of the last day of their original term for successive one-year terms unless we or the applicable executive officer elects not to extend the term upon 180 days’ notice;

•

Continue to provide for the annual review of each executive officer’s cash compensation arrangements, including his annual base salary and target annual cash incentive opportunity, and annual consideration of the grant of long-term equity incentive awards;

•	Revise the treatment of PSU awards in the event of a change in control of the Company to provide that:

•	the applicable performance period for such awards will be truncated;

•	the number of PSUs that become eligible to vest will be determined by the degree of achievement of the applicable performance objectives as of the change in control date; and

•

the number of PSUs that were determined to be eligible to vest will be treated as unvested RSUs, and if appropriately assumed or substituted for by the acquiring or surviving entity (or an affiliate of such entity), will convert to RSUs of equal value to be settled in cash or shares by the acquiring or surviving entity (as determined pursuant to the definitive agreement relating to the change in control). If the executive officer remains employed with the acquiring or surviving entity through the end of the original performance period, the RSUs (i.e., the converted PSU awards) will become fully vested. Further, if within 24 months following a change in control, the executive officer’s employment is terminated without cause, he or she resigns for good reason, or if he or she dies or becomes disabled, the RSUs (i.e., the PSU awards), to the extent unvested, will become fully vested. If the RSU awards (i.e., the converted PSU awards) are not appropriately assumed or substituted by the acquiring or surviving entity (or an affiliate thereof), then such RSU awards will fully vest in accordance with the terms of the 2005 Equity Compensation Plan of Acxiom Corporation, as amended and restated (the “2005 Plan”).

Generally, these agreements set forth the rights and responsibilities of each party and protect both parties’ interests in the event of a termination of employment by providing our CEO and CFO with the opportunity to receive certain specified post-employment payments and benefits in the event of certain terminations of employment, including following a change in control of the Company. Finally, these employment agreements prohibit our CEO and CFO from engaging directly or indirectly in competition with us, recruiting or soliciting any of our customers for a one-year period following termination of employment. These post-employment compensation arrangements are described in more detail in “Post-Employment Compensation” below and “Fiscal 2018 Potential Payments upon Termination or Change in Control” elsewhere herein.

For a description of the specific terms and conditions of the employment agreements with our CEO and CFO, see the discussion of “Employment Agreements” elsewhere herein.

Post-Employment Compensation

We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly-qualified executive officers. Accordingly, our CEO and CFO are eligible to receive certain specified payments and benefits in the event of a termination of employment in connection with a change in control of the Company as provided in their employment agreements. In addition, the other Named Executive Officers are eligible to participate in the Acxiom Corporation Amended and Restated 2010 Executive Officer Severance Policy.

Our post-employment compensation arrangements have been designed to provide reasonable compensation to executive officers who leave the Company under certain circumstances to facilitate their transition to new employment. Further, we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing executive officer to sign and not revoke a general release and waiver of any and all claims against us as a condition to receiving post-employment compensation payments or benefits.

We do not consider specific amounts payable under these post-employment compensation arrangements when establishing annual compensation. We do believe, however, that these arrangements are necessary to offer compensation packages that are competitive.

In determining payment and benefit levels under the various circumstances triggering the post-employment compensation arrangements for the Named Executive Officers, the Compensation Committee has drawn a distinction between voluntary terminations of employment, terminations of employment for cause, and terminations of employment without cause or as a result of a change in control of the Company. Payment in the latter circumstances has been deemed appropriate in light of the benefits to us described above, as well as the likelihood that the executive officer’s departure is due, at least in part, to circumstances not within his or her control. In contrast, we believe that payments are not appropriate in the event of a termination of employment for cause or a voluntary resignation because such events often reflect either inadequate performance or an affirmative decision by the executive officer to end his or her relationship with us.

In the case of the post-employment compensation arrangements in the event of a termination of employment in connection with a change in control of the Company, we believe that these arrangements are designed to align the interests of management and stockholders when considering our long-term future. The primary purpose of these arrangements is to keep our most senior executive officers focused on pursuing all corporate transaction activity that is in the best interests of stockholders regardless of whether those transactions may result in their own job loss. Reasonable post-acquisition payments and benefits should serve the interests of both the executive officer and our stockholders.

Generally, payments and benefits in the event of a change in control of the Company are payable only if there is a subsequent loss of employment by an executive officer (a so-called “double-trigger” arrangement). In the case of the acceleration of vesting of outstanding equity awards, we use this double-trigger arrangement to protect against the loss of retention power following a change in control of the Company and to avoid windfalls, both of which could occur if vesting accelerated automatically as a result of the transaction.

We have not provided excise tax payments (“gross-ups”) relating to a change in control of the Company and have no such obligations in place with respect to any of our executive officers, including any of the Named Executive Officers. Consistent with our historical practice, in the future we intend to refrain from providing gross-ups relating to a change in control of the Company.

Modification of Post-Employment Compensation Arrangements

In December 2017, the Compensation Committee approved amendments to the 2005 Plan, and authorized our management to make conforming amendments to our other equity compensation plans, to ensure that equity awards granted pursuant to such plans were treated consistently among all recipients of such awards. At the same time, the Compensation Committee amended the 2005 Plan, the Acxiom Corporation Amended and Restated 2010 Executive Officer Severance Policy (the “Severance Policy”), and the Acxiom Corporation 2010 Senior Vice President and Special Situation Associate Change in Control Severance Policy, (the “SVP Severance Policy”), as well as the outstanding award agreements for PSU awards granted in fiscal 2017 and fiscal 2018 to provide for consistent and coordinated treatment of PSU awards in connection with a change in control of the Company. Pursuant to these amendments, in the event of a change in control:

•	the applicable performance period for such PSU awards will be truncated,

•	the number of PSUs that become eligible to vest will be determined by the degree of achievement of the applicable performance objectives as of the change in control date, and

•

the number of PSUs that were determined to be eligible to vest will be treated as unvested RSUs, and if assumed or substituted for by the acquiring or surviving entity (or an affiliate of such entity), will convert into RSUs (or other compensatory arrangements) of equal value to be settled in cash or shares by the acquiring or surviving entity (as determined pursuant to the definitive agreement relating to the change in control). If the executive officer remains employed with the acquiring or surviving entity through the end of the original performance period, the RSUs (i.e., the converted

PSU awards) will become fully vested. Further, if within 24 months following a change in control, the executive officer’s employment is terminated without cause, he or she resigns for good reason, or if he or she dies or becomes disabled, the RSUs (i.e., the converted PSU awards), to the extent unvested, will become fully vested. If the RSU awards (i.e., the converted PSU awards) awards are not appropriately assumed or substituted by the acquiring or surviving entity (or an affiliate of such entity), then such converted RSU awards will fully vest in accordance with the terms of 2005 Plan.

For information on the post-employment compensation arrangements for the Named Executive Officers, as well as an estimate of the potential payments and benefits payable under these arrangements as of the end of fiscal 2018, see “Fiscal 2018 Potential Payments Upon Termination or Change in Control” elsewhere herein.

In February 2017, the Compensation Committee also approved certain interpretations related to the 2005 Plan, the Severance Policy, the SVP Severance Policy and the Employment Agreements of our CEO and CFO related to treatment under these arrangements in the event of a sale of one of the Company’s divisions, including the previously announced potential sale of Acxiom Marketing Solutions (a “Potential Sale”). The deemed treatments under these arrangements differ depending on whether an employee, including a Named Executive Officer, remains employed by us following a Potential Sale or whether an employee, including a Named Executive Officer, “goes with” the division sold in the Potential Sale.

For all employees, whether they remain employed by us following a Potential Sale or not, the Compensation Committee determined that a Potential Sale would constitute a change in control for purposes of the 2005 Plan and all awards granted under the 2005 Plan. All PSU awards would, upon a change in control, convert into a number of RSUs pursuant to the process discussed above. However, for employees that remain employed by us following a Potential Sale, awards granted under the 2005 Plan (including PSU awards converted into RSU awards pursuant to the process discussed above) would be deemed to be assumed and continued by us following a Potential Sale and would vest, subject to employee’s continued employment with us, at the end of the original performance period. For awards granted to employees that “go with” a division sold in a Potential Sale, if such awards are not assumed or substituted by the purchaser in a Potential Sale, the awards would receive the treatment set forth in the 2005 Plan: (i) options and RSUs (including PSU awards converted into RSUs pursuant to the process discussed above) would vest; and (ii) any other performance awards would be considered prorated and would be settled or distributed.

For employees who remain employed by us following a Potential Sale, the Compensation Committee determined that, for purposes of the Severance Policy, the SVP Policy, and the Employment Agreements, a Potential Sale will not constitute a change in control (which, in conjunction with a qualifying termination of employment, would otherwise entitle eligible employees to severance payments and benefits), except in two limited circumstances. In the event that (i) we materially reduce an executive’s, including a Named Executive Officer’s, total compensation or (ii) an executive, including a Named Executive Officer, is required to relocate, in either case, within 24 months of a Potential Sale, such executive will be entitled to claim a post-change in control good reason termination of employment under the applicable arrangement.

For employees who “go with” a division sold in a Potential Sale, the Compensation Committee determined that a change in control will occur for purposes of the Severance Policy and SVP Severance Policy, entitling such eligible employees to severance payments and benefits under the applicable arrangements in accordance with those arrangements.

Compensation-Related Risks

As described above, the Compensation Committee and our Board of Directors consider many factors in making compensation decisions for our executive officers. One such factor is the risk associated with our executive compensation program. After a review and assessment of potential risks, the Compensation Committee has concluded that our compensation programs, policies, and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Material risk in the design of our executive compensation program is mitigated in several ways:

•	The weighting of our annual and long-term incentives appropriately balances the importance of our short-term and long-term financial and strategic objectives;

•

Our long-term incentive compensation awards to our executive officers are currently allocated between RSU awards that may be settled for shares of our common stock, and PSU awards pursuant to which shares of our common stock may be earned, which provides a balance of incentives;

•	Our annual cash incentive plan contains caps on maximum payouts and the Compensation Committee retains authority to reduce incentive plan payouts in its discretion;

•

Performance-based incentive compensation plans are not overly reliant on a single performance measure and include the use of multi-year performance measures to mitigate the risk of our executive officers focusing exclusively on short-term growth at the expense of sustained profitability and increase in stockholder value; and

•

Our stock ownership guidelines (described below) require our executive officers to hold significant amounts of our common stock, which commits an appropriate portion of their compensation to our long-term performance.

Section 5: Other Compensation Policies and Practices

Stock Ownership Guidelines

We believe that linking a significant portion of our executive officers’ current and potential future net worth to our success, as reflected in the value of our common stock, helps to ensure that they have a stake similar to that of our stockholders. Our executive officers are subject to stock ownership guidelines designed to ensure that they have a meaningful stake in the Company. These guidelines are intended to balance an executive officer’s need for portfolio diversification while ensuring that his or her interests are closely aligned with the interests of our stockholders. These stock ownership guidelines are as follows:

Executive Officer	Stock Ownership Requirement
Chief Executive Officer	Three times annual base salary
Other Executive Officers	One times annual base salary

Generally, each executive officer has five years from the date of appointment to attain the required ownership level. Under the guidelines, stock ownership includes shares of our common stock: purchased on the open market; owned jointly with, or separately by, immediate family members (spouse and dependent children); held in trust for the Named Executive Officer or an immediate family member; held through any Company-sponsored plan, such as an employee stock purchase plan, a qualified retirement plan, or a supplemental executive retirement plan; obtained through the exercise of stock options; and 50% of RSU awards (after deduction of applicable federal and state taxes).

Until his or her required ownership level is met, an executive officer is expected to retain 50% of the net shares of our common stock acquired upon option exercises, and 50% of the shares of our common stock issued upon the vesting of a RSU award or PSU award (after deduction of applicable federal and state taxes). Failure to meet or, in unique circumstances, to show sustained progress toward meeting the above guidelines may result in a reduction in future equity awards or cash incentive payouts in the form of shares of our common stock.

As of March 31, 2018, each of the Named Executive Officers had satisfied his or her stock ownership requirement. Please see the section entitled “Stock Ownership” elsewhere in this Compensation Discussion and Analysis for a presentation of the equity holdings of our executive officers, including the Named Executive Officers.

Compensation Recovery (“Claw back”) Policy

We maintain a claw back recovery policy which provides that if we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the federal securities laws as a result of the intentional misconduct by an executive officer with a title of Senior Vice President or higher, our Board of Directors may require reimbursement for any bonus or other incentives (including equity awards) earned above what would have been earned under the restated financials, including any profits realized from the sale of our equity securities, that was paid to any such executive officer during the 12-month period preceding the first public issuance or filing with the SEC of the financial document in which the material noncompliance was contained. The independent members of our Board of Directors will determine whether material noncompliance with a financial reporting requirement is the result of intentional misconduct of the executive officer.

Notwithstanding the foregoing, we intend to evaluate this policy and take further action with respect to the recovery of excess incentive-based compensation that our Board of Directors determines to be necessary or advisable to comply with the requirements of applicable law (including, without limitation, Section 304 of the Sarbanes Oxley Act of 2002 and, once the SEC adopts final rules pertaining thereto, Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act).

Policy Prohibiting Hedging or Pledging of Our Equity Securities

Our Insider Trading Policy prohibits our executive officers, including the Named Executive Officers, and the members of our Board of Directors from engaging in short sales, as well as hedging or monetization transactions (such as zero-cost collars and forward sales contracts) that involve the establishment of a short position in our common stock. In addition, our executive officers, including the Named Executive Officers, are prohibited from holding shares of our common stock in a margin account or otherwise pledging shares of our common stock as collateral for a loan.

Section 6: Tax and Accounting Considerations

The Compensation Committee periodically reviews the potential impact of the applicable tax and accounting rules on the material elements of our executive compensation program. These factors are considered by the Compensation Committee along with the other factors described above when making decisions about the annual and long-term incentive compensation awards for our executive officers.

Deductibility of Executive Compensation

Generally, Section 162(m) of the Code disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid in any taxable year to certain specified executive officers (“Covered Employees”). For taxable years beginning before January 1, 2018 (i) these executive officers consisted of a public corporation’s chief executive officer and up to three other executive officers (other than the chief financial officer) whose compensation is required to be disclosed to stockholders under the Exchange Act because they are such public corporation’s most highly-compensated executive officers and (ii) qualifying “performance-based compensation” was not subject to this deduction limit if specified requirements were met.

Pursuant to the Tax Cuts and Jobs Act of 2017, which was signed into law on December 22, 2017, for taxable years beginning after December 31, 2017, (i) the remuneration of a public corporation’s chief financial officer is also subject to the deduction limit, (ii) once an individual is considered a Covered Employee with respect to a taxable year, he or she will be considered a Covered Employee for all future years, including after termination of employment or death, and (iii) the exemption from the deduction limit for “performance-based compensation” is no longer available. These changes do not apply to remuneration provided under a binding written contract in effect on November 2, 2017, which is not materially modified after that date. Consequently, for fiscal years beginning after December 31, 2017, no remuneration in excess of $1 million paid to a Covered Employee will be deductible.

In designing our executive compensation program and determining the compensation of our executive officers the Compensation Committee considers a variety of factors, including the potential impact of the Section 162(m) deduction limit. However, the Compensation Committee will not necessarily limit executive compensation to that which is or may be deductible under Section 162(m). The deductibility of some types of compensation depends upon the timing of an executive officer’s vesting or exercise of previously granted rights. Further, interpretations of and changes in the tax law, and other factors beyond the Compensation Committee’s control also affect the deductibility of compensation.

To maintain flexibility to compensate our executive officers in a manner designed to promote our short-term and long-term corporate goals, the Compensation Committee has not adopted a policy that all compensation that is subject to Section 162(m) must be deductible. The Compensation Committee believes that our stockholders’ interests are best served if its discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expense. From time to time, the Compensation Committee or our Board of Directors may approve compensation for the Named Executive Officers that is not deductible when it believes that such compensation is consistent with the goals of our executive compensation program and is in the best interests of the Company and our stockholders.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and members of our Board of Directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change-in-control of the Company that exceeds certain prescribed limits, and that we (or our successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that the executive officer may owe as a result of the application of Sections 280G or 4999 during fiscal 2018, and we have not agreed and are not otherwise obligated to provide any executive officer with such a “gross-up” or other reimbursement.

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and members of our Board of Directors, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Schedule 1

Reconciliation of GAAP to Non-GAAP Measures

The following table presents a reconciliation of our GAAP net earnings and earnings per share to

Non-GAAP net earnings and earnings per share.

Reconciliation of GAAP Earnings Per Share to Non-GAAP

EPS for Fiscal Years 2018 and 2017

(Unaudited)

(Dollars in thousands, except earnings per share)

	For the Twelve Months Ended March 31,
	2018	2017
Earnings before income taxes	$709	$8,642
Income taxes	(22,771)	4,534
Net earnings	23,480	4,108
Earnings per share:
Basic	0.30	0.05
Diluted	0.29	0.05
Excluded items:
Purchased intangible asset amortization (cost of revenue)	23,920	18,644
Non-cash stock compensation (cost of revenue and operating expenses)	63,234	49,145
Impairment of goodwill and other	—	1,315
Restructuring charges and other adjustments (gains, losses, and other)	6,373	10,045
Gain on sales of assets (gains, losses, and other)	—	(2,986)
Separation and transformation costs (general and administrative)	20,846	8,639
Accelerated amortization (cost of revenue)	999	—
Total excluded items	115,372	84,802
Earnings from continuing operations before income taxes and excluding items	116,372	93,444
Income taxes	39,758	36,652
Non-GAAP net earnings	76,323	56,792
Non-GAAP earnings per share:
Basic	0.97	0.73
Diluted	0.94	0.71
Basic weighted average shares	78,891	77,609
Diluted weighted average shares	81,516	79,848

The following tables present a reconciliation of our GAAP Operating Income to Adjusted Operating Income and our GAAP earnings per share to Adjusted EPS.

Reconciliation of GAAP Operating Income to Adjusted Operating Income

for Fiscal Year 2018 (in thousands)

Income from Operations	10,599
Adjustments:
Purchased intangible asset amortization (cost of revenue)	23,920
Non-cash stock compensation (cost of revenue and operating expenses)	63,234
Restructuring and merger charges (gains, losses, and other)	6,373
Separation and transformation costs (general and administrative)	20,846
Incentive compensation expense	16,756
Favorable incentive pool variance from operational resource planning changes	3,410
Total adjustments	135,538
Adjusted Income from Operations	146,137

Reconciliation of GAAP Earnings Per Share to Adjusted EPS for Fiscal Year 2018 for PSU

attainment (Unaudited)

(Dollars in thousands, except earnings per share)

Earnings from continuing operations before income taxes	709
Income taxes	(22,771)
Net earnings	23,480
Earnings per share:
Basic	0.30
Diluted	0.29
Excluded items:
Purchased intangible asset amortization (cost of revenue)	23,920
Non-cash stock compensation (cost of revenue and operating expenses)	63,234
Restructuring charges (gains, losses, and other)	6,373
Separation and transformation costs (general and administrative)	20,846
Accelerated amortization (cost of revenue)	999
Total excluded items	115,372
Earnings before income taxes and excluding items	116,081
Income taxes	39,758
Non-GAAP net earnings	76,323
Non-GAAP earnings per share:
Basic	0.97
Diluted	0.94
Basic weighted average shares	78,891
Diluted weighted average shares	81,516
Non-GAAP diluted earnings per share	0.94
Adjustment for budgeted earnings per share of Arbor/Circulate acquisition[2]	(0.08)
Adjustment for budgeted earnings per share of ITO lost in divestiture[1]	0.39
Adjustment for budgeted earnings per share of Acxiom Impact lost in divestiture[1]	0.20
Adjusted EPS for PSU attainment	1.45

[1]	Based on targets established at grant date of PSUs issued for the performance period ended on March 31, 2018.
[2]	Based on targets reviewed by BOD at acquisition.

Compensation Committee Report

In connection with its function to oversee Acxiom’s executive compensation program, the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Form 10-K/A with management. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Acxiom’s Annual Report on Form 10-K for the year ended March 31, 2018.

Submitted by the Compensation Committee

William J. Henderson, Chair
Timothy R. Cadogan
Debora B. Tomlin

Compensation Committee Interlocks and Insider Participation

At the end of fiscal year 2018, the Compensation Committee consisted of William J. Henderson (Chair), Timothy R. Cadogan and Debora B. Tomlin. All members of the Committee, while serving as members of that Committee during fiscal year 2018, were independent directors, and no member was an officer or employee of the Company or a former officer or employee of the Company. No member of the Compensation Committee serving during fiscal year 2018 was party to a transaction, relationship or arrangement requiring disclosure under Item 404 of Regulation S-K. During fiscal year 2018, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee or Board of Directors.

Summary Compensation Table

The following table shows the compensation earned by or awarded to our Named Executive Officers in fiscal years ended March 31, 2018, 2017 and 2016.

Named Executive Officer	Fiscal Year	Salary	Bonus	Stock Awards[1]	Option Awards[2]	Non-Equity Incentive Plan Compensation[3]	All Other Compensation[4]		Total
Scott E. Howe	2018	$670,000	—	$4,172,856	$0	$597,000	$7,413		$5,447,269
Chief Executive Officer & President	2017	$650,000	—	$3,971,519	$0	$1,065,000	$7,950		$5,694,469
	2016	$650,000	—	$2,702,586	$1,126,015	$854,750	$7,950		$5,341,301
Warren C. Jenson	2018	$535,000	—	$1,741,472	$0	$433,350	$58,759		$2,768,581
Chief Financial Officer & Executive Vice President / President, International	2017	$522,725	—	$1,647,672	$0	$825,000	$24,832		$3,020,229
	2016	$515,000	—	$1,110,625	$462,128	$673,000	$90,673		$2,851,426

James F. Arra	2018	$341,477	—	$2,610,688	$0	$312,828	$120,628	[1]	$3,385,621
Co-President & General Manager, LiveRamp	2017	$250,000	—	$999,988	$0	$561,226	$136,845	[2]	$1,948,059
	2016	$250,000	—	$772,411	$139,957	$369,372	$93,440	[3]	$1,625,180
Richard E. Erwin	2018	$435,000	—	$834,796	$0	$226,200	$23,136		$1,519,132
President & General Manager, Audience Solutions	2017	$418,750	—	$720,860	$0	$425,000	$9,109		$1,573,719
	2016	$400,000	—	$1,099,424	$406,645	$340,000	$78,801		$2,324,870
Anneka R. Gupta	2018	$344,602	—	$2,610,688	$0	$189,245	$8,538		$3,153,073
Co-President & General Manager, LiveRamp	2017	$275,000	—	$999,988	$0	$222,469	$166,179	[4]	$1,663,636
	2016	$237,500	—	$796,661	$95,376	$49,777	$0		$1,179,314
S. Travis May	2018	$400,000	—	$3,62,592	$0	$207,309	$7,944		$4,239,846
Former Chief Growth Officer	2017	$368,750	—	$1,029,812	$0	$400,000	$30,923		$1,829,485
	2016	$340,000	—	$701,313	$178,890	$310,000	$30,350		$1,560,553

1

These amounts reflect the grant date fair value of awards of RSUs, PSUs and PRSUs. We calculated the amounts in accordance with financial statement reporting rules. For RSUs granted in fiscal year 2018, the amount was determined by reference to quoted market prices for the shares on their grant date, which was $26.45 for Mr. Arra, Ms. Gupta and Mr. May’s June 28 grants, $26.57 for Mr. Erwin and Mr. Jenson’s June 12th grants, $26.26 for Mr. Howe’s June 16th grant and $23.89 for Mr. Arra and Ms. Gupta’s September 12th grants. For PSUs granted in fiscal year 2018, we estimated each PSU grant date fair value to be $26.45 for Mr. Arra and Ms. Gupta’s June 28 grants, and one of Mr. May’s June 28 grants, $28.22 for Mr. Howe, Mr. Jenson and Mr. Erwin’s June 12th grant, one of Mr. May’s June 28 grants and $23.89 for Mr. May’s September 12th grant, in each case using a Monte Carlo simulation model. The amount reported for each PSU is based on the probable outcome of the underlying performance conditions, measured as of the grant date (100% of target value). For Mr. Erwin’s inducement PSUs granted in fiscal year 2016, we estimated the grant date fair value to be $19.07 using a Monte Carlo simulation model, measured at 100% of target value. For Mr. May’s PRSUs granted in fiscal year 2016, we estimated the grant date fair value to be $2.94, using a Monte Carlo simulation model and the maximum number of shares that can be earned. The grant date fair value for the fiscal year 2018 awards (including both RSUs and PSUs) at the highest level of performance for each executive is Mr. Howe $6,743,275, Mr. Jenson $2,638,416, Mr. Arra $3,063,142, Mr. Erwin $1,263,204, Ms. Gupta $3,063,142 and Mr. May $5,460,353.
2

These amounts reflect the grant date fair value of awards of stock options. We calculated the option amounts in accordance with financial statement reporting rules using a customized binomial lattice option pricing model with the following weighted-average assumptions:

Fiscal Year	Dividend Yield	Risk-Free Interest Rate	Expected Duration	Expected Volatility	Suboptimal Exercise Multiple
2016	0%	2.20%	4.5 years	40%	1.4

3

These amounts represent annual cash incentive awards earned by the Named Executive Officers under the Cash Incentive Plan based on Company results as well as Mr. Arra’s earnings from the Connectivity (or LiveRamp) Division Incentive Plan. For more information regarding how these determinations were made, see Section 4 of the Compensation Discussion and Analysis.

4	The amounts disclosed in the “All Other Compensation” column for fiscal year 2018 includes the following:

Named Executive Officer	401(k) Matching Contributions	Non-qualified deferred compensation plans/ SERP matching contributions	Other		Total
Scott E. Howe	$7,413	$0	$0		$7,413
Warren C. Jenson	$7,504	$0	$51,255	[a]	$58,759
James F. Arra	$9,268	$0	$111,360	[b]	$120,628
Richard E. Erwin	$8,239	$0	$14,897	[c]	$23,136
Anneka R. Gupta	$8,538	$0	$0		$8,538
S. Travis May	$7,944	$0	$0		$7,944

a)	Represents expenses associated with Mr. Jenson’s international assignment in his role as President, International ($47,464), cell phone allowance ($2,688) and fitness reimbursement ($1,103).
b)	Represents expenses associated with tax assistance to cover the taxes for imputed income for airfare and apartment rental ($109,680) and cell phone allowance ($1,680).
c)	Represents expense associated with President’s club top seller’s appreciation trip ($12,065), cell phone allowance ($2,688) and spot award ($144).

Grants of Plan-Based Awards for Fiscal Year 2018

The following table shows grants of plan-based awards made to our Named Executive Officers during fiscal 2018. Non-equity incentive plan awards were granted under the 2010 Cash Incentive Plan and stock awards were granted under the Amended and Restated 2005 Equity Compensation Plan.

Named Executive Officers		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan[1]			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise Or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott E. Howe	N/A	$184,250	$737,000	$1,474,000
	6/16/2017				22,771	91,085	182,170				$2,513,946
	6/16/2017							61,022			$1,602,438
Warren C. Jenson	N/A	$133,750	$535,000	$1,070,000
	6/12/2017				7,946	31,784	63,568				$896,944
	6/12/2017							31,784			$844,527
James F. Arra	N/A	$11,666	$46,666	$93,332
	N/A	$33,750	$275,000	uncapped
	6/28/2017				4,277	8,553	25,659				$226,227
	6/28/2017							11,404			$301,636
	9/12/2017							87,184			$2,082,826
Richard E. Erwin	N/A	$70,688	$282,750	$565,500
	6/12/2017				3,795	15,181	30,362				$428,408
	6/12/2017							114			$3,029
	6/12/2017							15,181			$403,359
Anneka R. Gupta	N/A	$37,916	$151,666	$303,332
	N/A	$6,750	$68.750	uncapped
	6/28/2017				4,277	8,553	25,659				$226,227
	6/28/2017							11,404			$301,636
	9/12/2017							87,184			$2,082,826
S. Travis May	N/A	$65,000	$260,000	$520,000
	6/28/2017				9,503	19,006	57,018				$536,349
	6/28/2017				4,752	19,006	38,012				$502,709
	6/28/2017							19,006			$502,709
	9/12/2017				43,592	87,184	98,082				$2,082,826

1

The fair value of the PSUs was determined using a Monte Carlo simulation model based on the probable outcome of the underlying performance conditions, measured as of the grant date (100% of target value). For RSU awards, the fair value was determined by reference to quoted market prices on the date of grant for the shares of our common stock.

2

The Committee approved a discretionary cash incentive plan at the end of fiscal 2018 that provides incentives for certain employees, including Mr. Erwin, in connection with the sale of Acxiom Marking Solutions. Please see “Compensation Discussion and Analysis—Acxiom Marketing Solutions Incentive Plan” above.

For a description of bonus opportunities under the Cash Incentive Plan, see “Annual Cash Incentives” in Section 4: of the Compensation Discussion and Analysis. For a description of PSU awards and RSU awards, see “Long-Term Incentive Compensation” in Section 4: of the Compensation Discussion and Analysis.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table shows equity awards that we have made to our Named Executive Officers that were outstanding as of March 31, 2018.

		Option Awards[1]				Stock Awards
		Number of Securities Underlying Unexercised Options (#)
				Option Exercise Price ($)	Option Expiration Date	Share or Unit Grant Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)[2]	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)[3]	Number of Shares or Units of Stock That Have Not Vested (#)[4]	Market Value of Shares or Units of Stock That Have Not Vested ($)[3]
Name	Grant Date	Exercisable	Unexercisable
Scott E. Howe	7/29/2011	123,819		$13.74	7/29/2021
	7/29/2011	221,106		$13.74	7/29/2021
	5/21/2012	164,204		$13.28	5/21/2022
	5/23/2013	136,196		$21.46	5/23/2023
	5/20/2014	115,947	38,649	$21.17	5/20/2024	5/20/2014			13,536	$307,403
	5/20/2015	87,423	87,424	$17.49	5/20/2025	5/20/2015			32,590	$740,119
						5/24/2016	102,306	$2,323,369	51,153	$1,161,685
						6/12/2017	91,085	$2,068,540
						6/16/2017			61,022	$1,385,810
Warren C. Jenson	1/13/2012	26,934		$13.40	1/13/2022
	1/13/2012	157,024		$13.40	1/13/2022
	5/21/2012	61,452		$13.28	5/21/2022
	5/23/2013	45,460		$21.46	5/23/2023
	5/20/2014	47,038	15,680	$21.17	5/20/2024	5/20/2014			5,487	$124,610
						3/27/2015	111,111		12,500	$283,875
	5/20/2015	35,879	35,880	$17.49	5/20/2025	5/20/2015			13,392	$304,132
						5/24/2016	35,897	$815,221	26,922	$611,399
						6/12/2017	31,785	$721,837	31,785	$721,837
James F. Arra	3/27/2013	110,009		$0.85	3/26/2023
	7/24/2013	11,000		$0.85	7/23/2023
	1/21/2014	33,002		$2.58	1/20/2024
	6/29/2016	18,336	44,871	$21.32	6/29/2026	6/29/2016			6,534	$148,387
						6/28/2017	8,553	$194,239	11,404	$258,985
						9/12/2017			87,184	$1,979,949
Richard E. Erwin	4/13/2015	31,785	10,596	$19.07	4/13/2025
	4/13/2015	21,190		$19.07	4/13/2025	4/13/2015	41,929	$952,208	3,930	$89,250
						5/24/2016	15,705	$356,661	11,778	$267,478
						6/12/2017	15,181	$344,761	57	$1,294
						6/12/2017			15,181	$344,761
Anneka R. Gupta	1/24/2012	797		$1.10	1/23/2022
	12/13/2012	4,517		$0.85	12/12/2022
	7/24/2013	452		$0.85	7/23/2023
	3/25/2014	11,559		$2.58	3/24/2024
	6/29/2016	18,336	44,871	$21.32	6/29/2026	6/29/2016			6,309	$143,277
						6/28/2017	8,553	$194,239	11,404	$258,985
						9/12/2017			87,184	$1,979,949
S. Travis May	2/20/2013	27,901		$0.85	2/19/2023
	3/25/2014	41,973		$2.58	3/24/2024
	11/11/2014	12,798	4,267	$19.18	11/11/2024
	5/20/2015	13,888	13,890	$17.49	5/20/2025
						5/24/2016	22,436	$509,522
						6/28/2017	19,006	$431,626
						6/28/2017	19,006	$431,626	19,006	$431,626
						9/12/2017	87,184	$1,979,949

1	The vesting schedule for stock options granted during and after fiscal year 2008 is 25% per year beginning on the first anniversary of the grant date.
2

PSUs vest subject to attainment of performance goals with the number of shares earned ranging from zero to 200% of the award. In the case of fiscal 2016 grants of PSUs, each recipient vested at 200% based on fiscal 2018 TSR targets. In the case of fiscal 2017 grants of performance units, each recipient may become vested in a number of shares based on the TSR of our common stock compared to the TSR of the S&P Midcap 400 index. For Mr. Jenson’s PRSUs, we estimated the grant date fair value to be $5.33, respectively, using a Monte Carlo simulation model. The PRSUs awarded to Mr. Jenson (March 2015) vested on May 14, 2018 at 40.8275% attainment for 45,364 shares. For the PSU awards for Messers. May and Arra and Ms. Gupta (June 2017), vested on March 31, 2018 at 53.27% for the first tranche of these awards.

3	This value was determined by multiplying the number of unvested shares or units by the closing price of our common stock on March 29, 2018 (the last day of the 2018 fiscal year), which was $22.71.
4

Represents awards of RSUs that vest over a four-year period in equal increments beginning on or around the first anniversary of the grant date, except for awards granted beginning in fiscal 2017 that vest 25% after the first year, and then 6.25% quarterly until fully vested. The RSU awards granted to Mr. Arra and Ms. Gupta in September 2017 in connection with their promotions will vest 50% on the first anniversary of the grant date with the remainder vesting quarterly thereafter through the second anniversary of the grant date.

Option Exercises and Stock Vested During Fiscal Year 2018

The following table shows the value realized by our Named Executive Officers on stock awards vesting during fiscal year 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[1]
Scott E. Howe			233,627	$5,597,927
Warren C. Jenson			109,404	$2,706,177
James F. Arra			11,164	$284,980
Richard E. Erwin			7,915	$208,903
Anneka R. Gupta			11,679	$299,112
S. Travis May	7,945	$218,408	45,310	$1,083,061

1	The stock awards values were determined by multiplying the number of shares acquired on vesting by the closing market price of the Company’s common stock on the vesting date.

Nonqualified Deferred Compensation During Fiscal Year 2018

The Company maintains the Acxiom Corporation Non-Qualified Deferral Plan, or SERP, that includes participation by our NEOs.

Name	Executive Contributions in Fiscal Year 2018	Registrant Contributions in Fiscal Year 2018	Aggregate Earnings in Fiscal Year 2018	Aggregate Withdrawals/ Distributions	Aggregate Balance at 3/31/2018[1]
Scott E. Howe	—	—	—	—	—
Warren C. Jenson	—	—	—	—	$78,470
James F. Arra	—	—	—	—	$309,435
Richard E. Erwin	—	—	—	—	—
Anneka R. Gupta	—	—	—	—	—
S. Travis May	—	—	—	—	—

1	None of the executives contributed to the plan during fiscal year 2018. Mr. Jenson’s balance was previously reported in the Summary Compensation Table in the years any contributions were made.

Nonqualified Deferral Plan or SERP

The purpose of the SERP is to provide eligible employees with the ability to defer cash compensation in excess of certain limits that apply under the Company’s 401(k) plan and to receive a corresponding matching contribution. Participants may defer up to 90% of their pre-tax income. Under both the SERP and the 401(k) plan, the Company matches a participant’s combined contributions at a rate of $0.50 on the dollar up to the first 6% of the participant’s compensation. The matching contribution for the employee’s SERP deferrals up to the annual limit established by IRS regulations is made in cash to the employee’s SERP account. For SERP deferrals in excess of annual IRS limits, the matching contribution is provided under the Non-Qualified Matching Contribution Plan and is made in shares of our common stock. In each case, the rate of matching contribution is the same. The matching contribution vests at one-third after one year of employment and one-third each year thereafter until fully vested. Vesting is accelerated in the event of death, disability or retirement.

The investment choices for participant contributions under the SERP are similar to those provided under the 401(k) plan. A participant’s contributions are deemed to be invested in certain funds in accordance with his or her election, and earnings are calculated based on the performance of the selected funds. The participant does not actually own any shares in the investments.

Prior to deferring compensation, participants must elect the time and manner of their account payouts. Benefits are paid as elected by the participant at the time of the deferral in the form a single lump sum payment, equal annual installments over a period of years or an annuity. Under limited circumstances, participants may change the time and manner of their account payouts or receive distributions on account of a financial hardship or other conditions.

Potential Payments Upon Termination or Change in Control

The tables and narrative below reflect the amount of compensation payable to each of the Named Executive Officers in the event of termination of the executive’s employment under the various circumstances described. The amounts shown assume that the termination was effective as of March 31, 2018. These are only estimates of the amounts which would be paid to the Named Executive Officer upon their termination. The actual amounts to be paid can only be determined at the time of an executive’s actual separation from the Company. Payments or benefits generally available to all employees on similar terms are not described.

Potential Payments Upon Termination

Regardless of the manner in which a Named Executive Officer employment terminates, he or she may be entitled to receive amounts earned during his/her term of employment. These amounts include:

•	base salary earned through the date of termination; and

•	amounts accrued and vested through the Company’s 401(k) plan, SERP or Deferred Plan.

Employment Agreements. Mr. Howe entered into a new employment agreement with the Company effective February 14, 2018 (the “Howe Agreement”), and Mr. Jenson entered into a new employment agreement with the Company effective February 14, 2018 (the “Jenson Agreement” and, together with the Howe Agreement, the “Employment Agreements”). Under the terms of the Employment Agreements, Mr. Howe and Mr. Jenson are entitled to termination payments if either of them is terminated by us without cause or if either of them resigns for good reason. For this purpose “cause” is generally defined to include a willful failure to substantially perform duties following a cure period, intentional misconduct or gross negligence that is materially injurious to the Company, a conviction of a felony or a material breach of the agreement or other policy that remains following a cure period, and “good reason” is generally defined to include a material reduction or change in title, position or responsibilities, a reduction in salary, breach of the agreement by the Company that remains following a cure period, and, in the Jenson Agreement, a material change in his reporting relationship or a requirement for relocation more than 30 miles away. Additionally, the Employment Agreements provide for certain payments in the case of non-renewal, change in control, and death and disability.

Severance Policy. On November 9, 2010, the Company adopted the Acxiom Corporation 2010 Executive Severance Policy (the “Severance Policy”), as amended December 18, 2017, which provides certain benefits to all officers of the Company designated as executive officers for purposes of Section 16 of the Securities Exchange Act of 1934, except for those officers with employment agreements in effect, in the event of a without cause termination or following a change in control without termination, a without cause termination or resignation for good reason. For this purpose, “cause” is generally defined to include a willful failure to substantially perform duties following a cure period, willful misconduct, gross negligence that is materially injurious to the Company, a conviction of a felony or fraud crime, or a material breach of the Severance Policy or other policy that remains after a cure period. As of March 31, 2018, Mr. Arra, Mr. Erwin and Ms. Gupta are covered by the terms of the Severance Policy.

Change in Control. The Employment Agreements, Severance Policy, SVP Severance Policy, and 2005 Plan provide for certain payments and/or benefits upon the occurrence of a change in control of the Company. The 2005 Plan generally defines a change in control as a transaction, as the Compensation Committee or Board of Directors may determine in their discretion, involving (i) the consummation of a reorganization, merger, consolidation or similar transaction involving the Company (other than such a transaction in which our stockholders immediately prior to the transaction own more than 50% of the combined voting power entitled to vote in the election of directors of the surviving corporation), (ii) a sale of all or substantially all of the Company’s assets, the liquidation or dissolution of the Company, or (iii) the acquisition of a significant percentage (no less than beneficial ownership of 20%) of the voting power of the Company. The Severance Policy, SVP Severance Policy and Employment Agreements generally provide that a change in control includes (i) an acquisition of any Company securities entitled to vote generally in the election of directors by a person immediately after which such person has beneficial ownership of 30% or more of the combined voting power of the Company’s then-outstanding voting securities (excluding certain acquisitions that would not trigger a change in control), (ii) individuals who constitute the Board of Directors of the Company cease for any reason to constitute at least a majority of our Board of Directors (with certain exceptions), or (iii) consummation of reorganization, merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company, or the sale or other disposition of all or substantially all of the Company’s assets, or the acquisition of assets or stock of another corporation, unless immediately following the applicable transaction, (A) the pre-transaction stockholders beneficially own at least 50% of the post-transaction combined voting power in substantially the same proportions as before the transaction, (B) members of the pre-transaction Board of Directors comprise at least a majority of the post-transaction Board of Directors, and (C) no person (with certain exceptions) has beneficial ownership of 30% or more of the combined voting power of the surviving corporation’s then-outstanding voting securities.

However, in 2018, the Company amended the 2005 Plan to remove the Compensation Committee and Board of Director’s discretion in determining whether a change in control has occurred and provided for revised treatment of outstanding equity awards under the 2005 Plan upon a change in control. At the same time, the Compensation Committee authorized our management to make conforming amendments to our other equity compensation plans, to ensure that equity awards granted pursuant to such plans were treated consistently among all recipients of such awards. In addition, the Compensation Committee amended the 2005 Plan, Severance Policy and SVP Severance Policy, as well as the outstanding award agreements for PSU awards granted in fiscal 2017 and fiscal 2018 to provide for consistent and coordinated treatment of PSU awards in connection with a change in control of the Company. Pursuant to these amendments:

•	the applicable performance period for such PSU awards will be truncated,

•	the number of PSUs that become eligible to vest will be determined by the degree of achievement of the applicable performance objectives as of the change in control date, and

•

the number of PSUs that were determined to be eligible to vest will be treated as unvested RSUs, and if assumed or substituted for by the acquiring or surviving entity (or an affiliate of such entity), will convert into RSUs of equal value to be settled in cash or shares by the acquiring or surviving entity (as determined pursuant to the definitive agreement relating to the change in control). If the executive officer remains employed with the acquiring or surviving entity through the end of the original performance period, the RSUs (i.e., the converted PSU awards) will become fully vested. Further, if within 24 months following a change in control, the executive officer’s employment is terminated without cause, he or she resigns for good reason, or if he or she dies or becomes disabled, the RSUs (i.e., the converted PSU awards), to the extent unvested, will become fully vested. If the RSU awards (i.e., the converted PSU awards) are not appropriately assumed or substituted by the acquiring or surviving entity (or an affiliate of such entity), then such converted RSU awards will fully vest in accordance with the terms of the 2005 Plan.

Moreover, in anticipation of the Potential Sale, in 2018, the Committee clarified its interpretation of change in control as follows: (i) a Potential Sale would constitute a change in control for purposes of the 2005 Plan and awards thereunder; (ii) for employees who, following a Potential Sale remain employed by us, a Potential Sale would not constitute a change in control for purposes of the Employment Agreements, the Severance Policy, or the SVP Severance Policy, except in two limited circumstances which would entitle eligible employees to claim a post-change in control good reason termination, as discussed above in “Modification of Post-Employment

Compensation Arrangements”; and (iii) for employees who, following a Potential Sale, “go with” the division sold in a Potential Sale, a Potential Sale would be deemed to constitute a change in control for purposes of the Severance Policy or the SVP Severance Policy, entitling such individuals to the enhanced severance payments and benefits in accordance with the terms of those arrangements.

Terminations Without Cause, Resignation for Good Reason or Non-Renewal of Employment Agreements

Employment Agreements. In the event of a qualifying termination (other than non-renewal of employment agreement for Mr. Jenson), subject to the Company receiving a general release of claims from him, each of Mr. Howe and Mr. Jenson will be entitled to receive: (i) all base salary and benefits payable through the date of termination, (ii) the amount of any cash bonus related to any fiscal year ending before the date of termination that has been earned but remains unpaid, (iii) a prorated bonus for the fiscal year in which termination occurs, (iv) an amount equal to 200% of base salary, (v) an amount equal to 200% of average annual bonus based on the preceding two years bonus payments prior to the fiscal year in which the termination occurs, (vi) any unpaid benefits to which he is entitled under any plan, policy or program of the Company applicable to him as of the termination according to the terms of the plan, policy or program, and (vii) vesting of a prorated portion of PSUs that are earned but unvested or for which the performance period is ongoing at the time of termination and at least one year of the performance period has elapsed. If the qualifying termination is a non-renewal of his employment agreement, the percentage for Mr. Jenson in (iv) and (v) above will be 100% and all other provisions above will remain the same.

The amounts referred to in clauses (i)-(iv) above are to be paid immediately following a waiting period which is generally 30 days following the termination date but which will be extended to 60 days if the termination is in connection with an exit incentive program or other employee termination program offered to a group or class of employees as defined under the Older Worker Benefit Protection Act (the “Delay Period”). Payment of the prorated fiscal year bonus will occur 90 days after the end of the fiscal year in which the termination occurs. Vesting of PSUs will occur immediately following expiration of the Delay Period for PSUs that are earned but unvested at the time of termination and as soon as administratively practicable following the close of the performance period for PSUs related to performance periods that are on-going at the time of termination and for which at least one year of the performance period has elapsed, based on the Company’s actual performance.

Severance Policy. Under the Severance Policy, if Mr. Arra, Mr. Erwin or Ms. Gupta is involuntarily terminated by the Company without cause other than in connection with a change in control, upon executing a general release of claims against the Company which include one-year non-competition and non-solicitation restrictions, he or she will receive an amount equal to 100% of base salary, 100% of his or her average annual bonus based on their bonus payment for the preceding two years prior to termination (using target bonus for the portion of time he or she has been employed if less than two years), a prorated bonus based on the actual fiscal year results and a prorated portion of any PSUs (i) that are earned but unvested or (ii) for which the performance period is ongoing at the time of termination and for which at least one year of the performance period has elapsed. The base salary and average annual bonus will be paid on regular paydays during the 12 months following the Delay Period. The prorated bonus will be paid within 90 days after the end of the fiscal year in which the termination occurs or following the Delay Period, whichever is later. Vesting of PSUs will occur within 30 days of the expiration of the Delay Period for PSUs earned but unvested at the time of termination and as soon as administratively practicable following the close of the performance period for PSUs related to performance periods that are ongoing at the time of termination and for which at least one year of the performance period has elapsed, based on actual Company performance.

Retirement or Voluntary Termination

In the event of retirement or voluntary termination, Mr. Howe, Mr. Jenson, Mr. Arra, Mr. Erwin and Ms. Gupta will receive earned but unpaid base compensation through his or her retirement or termination date and any amounts accrued and vested to which he or she is otherwise entitled under a plan, program or policy of the Company.

Death or Disability

In the event of death or disability, in addition to the payment of earned but unpaid base salary and amounts accrued and vested through the Company retirement plans, Mr. Howe, Mr. Jenson, Mr. Arra, Mr. Erwin and Ms. Gupta will receive benefits under the Company’s life insurance plan or disability plan, as applicable. Also, upon death or six months following commencement of long-term disability payments, all unvested RSUs and stock options will vest. In addition, all PSUs related to a completed performance period will vest based on actual Company attainment of the specified performance targets and a pro-rated portion of PSUs related to an uncompleted performance period will vest, provided that at least one year of the performance period has elapsed, with payment based on actual performance at the end of the performance period.

Employment Agreements. The Employment Agreements provide that in the event of termination as a result of death or disability, each of Mr. Howe and Mr. Jenson or their respective estates would be entitled to receive: (i) all base salary and benefits payable through the date of termination, (ii) any unpaid benefits to which he is entitled under any plan, policy or program of the Company applicable to him as of the date of termination according to the terms of the plan, policy or program, (iii) the amount of any cash bonus related to any fiscal year ending before the date of termination that has been earned but remains unpaid, and (iv) the amount of any target cash bonus for the fiscal year in which the date of termination occurs, prorated based on the portion of the applicable year he worked for the Company before the date of termination. The amounts in (i)-(iii) would be paid at the time it would otherwise have been paid had he remained employed. The amount in (iv) would be paid within 60 days of the date of termination.

Potential Payments Upon Change in Control

Employment Agreements. Under the terms of the Employment Agreements, Mr. Howe and Mr. Jenson are eligible to receive change in control payments if they are terminated from employment by the Company without cause within 24 months following a change in control, or if they resign for good reason within 24 months following a change in control. The amount payable in the event of a qualifying termination, subject to the Company receiving a general release of claims, is (i) all earned base salary and benefits payable through the date of termination, (ii) the amount of any cash bonus related to any fiscal year ending before the date of termination that has been earned but remains unpaid, (iii) an amount equal to 300% of the current base salary under the Howe Agreement and 200% of the current base salary under the Jenson Agreement, (iv) an amount equal to 300% of average annual bonus based on the preceding two years bonus payments prior to the fiscal year in which the termination occurs under the Howe Agreement, and an amount of 200% of average annual bonus based on the preceding two years bonus payments prior to the fiscal year in which the termination occurs under the Jenson Agreement, (v) prorated bonus for the fiscal year in which the termination occurs based on actual fiscal year results and (vi) any other unpaid benefits to which they are entitled under any plan, policy or program of the Company. In addition, all equity awards (other than PSUs) which are outstanding but unvested would vest. Payments under clauses (i)-(iv) would be made in a lump sum immediately following the Delay Period.

For PSU awards, unless provided otherwise in the applicable grant documents, upon the consummation of a Change in Control, the applicable performance period will be truncated, and a number of PSUs will become eligible to vest based on the degree of achievement of the applicable performance objectives as of the Change in Control Date. The number of PSUs that were determined to be eligible to vest will be treated as unvested RSUs, and if assumed or substituted for by the acquiring or surviving entity in accordance with the terms of the definitive agreements relating to the Change in Control will convert into RSUs (or other compensatory arrangements) of equal value to be settled in cash or shares by the acquiring or surviving entity (or an affiliate of such entity), as applicable. In the event Mr. Howe or Mr. Jenson, as applicable, remains employed with the acquiring or surviving entity (or an affiliate of such entity), through the end of the original performance period, the RSUs (i.e., the converted PSUs) will become fully vested and will be settled within 30 days of the performance period end date. If the RSU awards (i.e., the converted PSU awards) are not appropriately assumed or substituted by the acquiring or surviving entity (or an affiliate thereof), then such RSU awards will fully vest in accordance with the terms of the 2005 Plan.

In the event that Mr. Howe or Mr. Jenson is terminated without cause or resigns for good reason following the public announcement of a Board-approved agreement to effect a change in control but prior to the consummation of the change in control, upon the consummation of the change in control Mr. Howe or Mr. Jenson would receive, in addition to any amounts they received for a without-cause or good-reason termination: (i) an amount equal to the value of all unvested equity that was forfeited upon termination, except PSUs, that would have vested on or prior to a termination without cause or for good reason following a change in control had he remained employed until the change in control using the value of the Company’s common stock implied by the change in control price of the stock, and (ii) an amount equal to the difference between what was actually paid with respect to PSUs and that which would have been paid had he remained employed through the date of the change in control. Additionally, Mr. Howe shall be entitled to a payment equal to 100% of his then current base salary and 100% of his average annual bonus for the two-year preceding the fiscal year in which the termination occurred. These payments shall be made on the later of the expiration of the Delay Period applicable to the actual termination or contemporaneously with the change in control (or within 10 days thereafter).

Severance Policy. Under the Severance Policy, benefits are due if Mr. Arra, Mr. Erwin or Ms. Gupta is terminated by the Company without cause or resigns for good reason (which includes a resignation following a demotion, reduction in salary, relocation, or material reduction in responsibilities, authority or duties, as set forth in the Severance Policy) within a two-year period following a change in control. Upon execution of a general release of claims against the Company which includes one-year non-competition and non-solicitation restrictions, benefits paid would include: (i) 150% of the base salary (ii) 150% of the average annual bonus for the two years preceding the fiscal year in which the termination occurs, (iii) a prorated bonus based on the actual fiscal year results for the fiscal year in which the termination occurs and (iv) vesting of all equity award except for PSUs. Benefits under clauses (i) and (ii) and would be paid in a lump sum on the next regular payroll cycle following the expiration of the Delay Period; benefits under clause (iii) would be paid within 90 days after the end of the fiscal year in which the termination occurs, and benefits under clause (iv) would be processed within 30 days of the expiration of the Delay Period. Regardless of whether Mr. Arra, Mr. Erwin or Ms. Gupta is terminated, at the time of a change in control, the applicable performance period for PSUs will be truncated and that number of PSUs as determined by the degree of achievement of the performance objectives as of that time will become eligible to vest as of the date of the change in control and will be treated as unvested RSUs and if assumed or substituted for by the acquiring or surviving entity will convert into RSUs of equal value to be settled in cash or shares by the acquiring or surviving entity. If the executive officer remains employed with the acquiring or surviving entity through the end of the applicable performance period, the PSU awards will become fully vested. Further, if within 24 months following a change in control, the executive officer’s employment is terminated without cause, he or she resigns for good reason, or he or she dies or becomes disabled, the PSU awards, to the extent unvested, will become fully vested.

Consulting Agreement for Mr. May. Mr. May resigned from employment with Acxiom as of April 15, 2018. On April 16, 2018, the Company and Mr. May entered into a consulting agreement with the Company pursuant to which he will continue to work with the Company through October 31, 2018 for a consulting fee of $2,500 per month. As part of the agreement, Mr. May agreed to certain covenants and agreed to release and indemnify the Company from any claims. In connection with his resignation, Mr. May received his 2018 annual cash incentive payment under the Fiscal 2018 CIP and the payout of the 2016 PSU awards as detailed in Section 4 of the Compensation Discussion and Analysis above. Mr. May’s unvested Acxiom equity awards will continue to vest in accordance with the terms applicable to such awards through October 31, 2018. The Company’s SVP Severance Policy no longer applies to Mr. May. For purposes of any potential sale of Acxiom Marketing Solutions, his equity awards would be deemed to be assumed and continued by the Company, including a potential truncation of the performance period and conversion of the PSU awards into RSUs as described above, subject to any lapse of the awards. See the “Outstanding Equity Awards Table” for more information on those awards.

Scott E. Howe

The following table shows the potential payments upon a hypothetical termination or change in control of the Company effective March 31, 2018 for Scott E. Howe, our Chief Executive Officer & President.

Type of Payment	Voluntary Termination or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control		Termination for Cause	Non-Renewal by the Company		Change in Control with no Termination		Termination without Cause or Resignation for Good Reason following a Change in Control[1]		Death or Disability
Severance	–	$3,259,750	[2]	–	$3,259,750	[2]	–		$4,889,625	[3]	–
Cash Incentive Plan	–	$597,000	[4]	–	$597,000	[4]	–		$597,000	[4]	$597,000	[5]
SERP or Deferred Plan	–	–		–	–		–		–		–
Stock Options	–	–		–	–		–	[6]	$515,873	[7]	$515,873	[11]
Restricted Stock Units	–	–		–	–		–	[6]	$3,595,016	[7]	$3,595,016	[11]
Performance Stock Units	–	$2,238,426		–	$2,238,426	[8]	$2,238,426	[9]	$3,617,453	[10]	$2,238,426	[12]
Total	–	$6,095,176		–	$6,095,176		$2,238,426		$13,214,967	[13]	$6,946,315	[14]

1

Under his employment agreement, in the event his employment is terminated by the Company without cause or he resigns for good reason following the public announcement of a Board-approved agreement to effect a change in control but prior to the consummation of the change in control, in addition to any amounts received for a without-cause or good-reason termination he would receive a supplemental payment equal to the value of what he would have received had he remained employed through the date of the change in control, payable upon the consummation of the change in control. In addition, Mr. Howe would be entitled to a payment equal to 100% of his then current base salary and average annual bonus for the preceding two years.

2	Represents: 200% of i) base salary; and ii) average annual bonus for preceding two fiscal years.
3	Represents: 300% of i) base salary; and ii) average annual bonus for preceding two fiscal years.
4	Represents fiscal 2018 actual bonus.
5	In the event of his death or disability, Mr. Howe’s employment agreement specifies that he or his survivors will receive payment of any earned but unpaid bonus. This represents fiscal 2018 bonus.
6

The Company’s equity plans permit, but do not require, accelerated vesting of certain equity awards in the event of a change in control, as determined in the discretion of the Board of Directors. The amount assumes that no such acceleration will occur.

7

If Mr. Howe’s employment is terminated within 24-months following a change in control by us without cause or by Mr. Howe for good reason, vesting of any unvested stock options or RSUs will be accelerated. The stock option value was determined by subtracting the strike price from the closing stock price of our common stock on March 29, 2018 ($22.71) and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018 ($22.71).

8

If Mr. Howe’s employment is terminated without cause or he resigns for good reason or his contract is not renewed by the Company, his employment agreement provides for prorated vesting of certain PSUs. The PSUs’ value was determined by multiplying the closing price of our common stock on March 29, 2018 ($22.71) by the number of PSUs based on the years elapsed in the performance period that were estimated to be earned as of March 31, 2018, including, (i) 100% of fiscal 2016 awards at 200% of target; (ii) two-thirds of fiscal 2017 awards at 100% of target and (iii) one-third of fiscal 2018 awards at 100% of target. Note, however, that these amounts may differ based on actual performance.

9

The PSUs provide that on a change in control, the performance period will be truncated and the number of PSUs that are eligible to vest will be determined based on the degree of achievement of performance objectives applicable to such PSUs as of the change in control date. The number of PSUs that are eligible to vest will be treated as unvested RSUs, and if appropriately assumed or substituted by an acquirer or successor entity (or an affiliate of such entity), will convert into RSUs (or other compensatory arrangements) to be settled in cash or shares by the acquirer or successor entity (or an affiliate of such entity). In the event Mr. Howe remains employed with the acquirer through the end of the original performance period, the assumed RSUs (i.e., the converted PSUs) will become fully vested and will be settled within 30 days of the performance period end date. These RSUs (i.e., the converted PSUs) would also vest on Mr. Howe’s death, permanent and total disability or involuntary termination without cause or resignation by Mr. Howe for good reason. The amount shown above does not include any value in respect of the RSUs that would still be held by Mr. Howe.

10

Please see Note 9. The performance units’ value was determined based on actual performance through March 31, 2018, including, (i) 100% of fiscal 2016 awards at 200% of target, (ii) 100% of fiscal 2017 awards at 100% of target and (iii) 100% of fiscal 2018 awards at 100% of target. The performance units’ value was determined by multiplying such vested units by the closing price of our common stock on March 29, 2018 ($22.71).

11

Six months after long-term disability payments commence all earned but unvested stock options and RSUs vest. Upon death, any earned but unvested stock options and RSUs immediately vest. The stock option value was determined by subtracting the strike price from the closing price of our common stock on March 29, 2018 and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

12

In the case of death or disability, a pro-rated portion of his PSUs will vest, provided that at least one year of the performance period has elapsed, with payment based on actual performance at end of performance period. The amount shown is calculated the same as in Note 8. However, this amount would not be payable until completion of the performance period and would be decreased if the Company achieved less than 100% attainment of the objectives.

13

Under his employment agreement, if his total payments or benefits constitute “parachute payments” under section 280G of the Internal Revenue Code that would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the payments or benefits will be reduced to the greater of: (i) the largest portion of the payment or benefit that would not result in him being subject to the excise tax; or (ii) the entire payment or benefit less all applicable taxes computed at the highest marginal rate.

14

In the event of death or disability, in addition to the payment earned but unpaid base salary and amounts accrued and vested through the Company retirement plans, he would receive benefits under the Company’s life insurance plan or disability plan, as applicable.

Warren C. Jenson

The following table shows the potential payments under a hypothetical termination or a change in control of the Company as of March 31, 2018 for Warren C. Jenson, our Chief Financial Officer & Executive Vice President/President, International.

Type of Payment	Voluntary Termination or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control		Termination for Cause	Non- Renewal by the Company		Change in Control with no Termination		Termination without Cause or Resignation for Good Reason following a Change in Control[1]		Death or Disability
Severance	–	$2,568,000	[2]	–	$1,284,000	[3]	–		$3,852,000	[2]	–
Cash Incentive Plan	–	$433,350	[4]	–	$433,350	[4]	–		$433,350	[4]	$433,350	[5]
SERP or Deferred Plan	–	–		–	–		–		–		–
Stock Options	–	–		–	–		–	[6]	$211,441	[7]	$211,441	[11]
Restricted Stock Units	–	–		–	–		–	[6]	$2,045,853	[7]	$2,045,853	[11]
Performance Stock Units	–	$784,093	[8]	–	$784,093	[8]	$784,093	[9]	$1,265,318	[10]	$784,093	[12]
Total	–	$3,785,443		–	$2,501,443		$784,093	[13]	$7,807,962	[13]	$3,474,737	[14]

1

Under his employment agreement, in the event his employment is terminated by the Company without cause or he resigns for good reason following the public announcement of a Board-approved agreement to effect a change in control but prior to the consummation of the change in control, in addition to any amounts received for a without-cause or good-reason termination he would receive a supplemental payment equal to the value of what he would have received had he remained employed through the date of the change in control, payable upon the consummation of the change in control.

2	Represents: 200% of i) base salary; and ii) average annual bonus for preceding two fiscal years.
3	Represents: 100% of i) base salary; and ii) average annual bonus for preceding two fiscal years.
4	Represents fiscal 2018 actual bonus.
5	In the event of his death or disability, the terms of Mr. Jenson’s employment agreement specify he or his survivors will receive payment of any earned but unpaid bonus.
6

The Company’s equity plans permit, but do not require, accelerated vesting of certain equity awards in the event of a change in control, as determined in the discretion of the Board of Directors. The amount assumes that no such acceleration will occur

7

If his employment is terminated within 24-months following a change in control by us without cause or by Mr. Jenson for good reason, vesting of any unvested stock options or RSUs will be accelerated. The stock option value was determined by subtracting the strike price from the closing stock price of our common stock on March 29, 2018 ($22.71) and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

8

If Mr. Jenson’s employment is terminated without cause or he resigns for good reason or his contract is not renewed by the Company, his employment agreement provides for prorated vesting of certain PSUs. The PSUs’ value was determined by multiplying the closing price of our common stock on March 29, 2018 ($22.71) by the number of PSUs based on the years elapsed in the performance period that were estimated to be earned as of March 31, 2018, including, (i) 100% of fiscal 2016 awards at 200% of target; (ii) two-thirds of fiscal 2017 awards at 100% of target and (ii) one-third of fiscal 2018 awards at 100% of target. For Mr. Jenson’s 2015 PRSU award, the amount includes the 45,364 shares actually earned. Note, however, that these amounts may differ based on actual performance.

9

The PSUs provide that on a change in control, the performance period will be truncated and the number of PSUs that are eligible to vest will be determined based on the degree of achievement of performance objectives applicable to such PSUs as of the change in control date. The number of PSUs that are eligible to vest will be treated as unvested RSUs, and if appropriately assumed or substituted by an acquirer or successor entity (or an affiliate of such entity), will convert into RSUs (or other compensatory arrangements) to be settled in cash or shares by the acquirer or successor entity (or an affiliate of such entity). In the event Mr. Jenson remains employed with the acquirer through the end of the original performance period, the assumed RSUs (i.e., the converted PSUs) will become fully vested and will be settled within 30 days of the performance period end date. These RSUs (i.e., the converted PSUs) would also vest on Mr. Jenson’s death, permanent and total disability or involuntary termination without cause or resignation by Mr. Jenson for good reason. The amount shown above does not include any value in respect of the RSUs that would still be held by Mr. Jenson.

10

Please see Note 9. The performance units’ value was determined based on actual performance through March 31, 2018, including, (i) 100% of fiscal 2016 awards at 200% of target, (ii) 100% of fiscal 2017 awards at 100% of target and (iii) 100% of fiscal 2018 awards at 100% of target. For Mr. Jenson’s 2015 PRSU award, the amount includes the 45,364 shares actually earned. The performance units’ value was determined by multiplying such vested units by the closing price of our common stock on March 29, 2018 ($22.71).

11

Six months after long-term disability payments commence all earned but unvested equity vests. Upon death, any earned but unvested equity immediately vests. The stock option value was determined by subtracting the strike price from the closing price of our common stock on March 29, 2018 and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

12

In the case of death or disability, a pro-rated portion of his performance units will vest, provided that at least one year of the performance period has elapsed, with payment based on actual performance at end of performance period. The amount shown is calculated the same as in Note 8. However, this amount would not be payable until completion of the performance period and would be decreased if the Company achieved less than 100% attainment of the objectives.

13

Under his employment agreement, if his total payments or benefits constitute “parachute payments” under section 280G of the Code that would be subject to the excise tax imposed by Section 4999 of the Code, then the payments or benefits will be reduced to the greater of: (i) the largest portion of the payment or benefit that would not result in him being subject to the excise tax; or (ii) the entire payment or benefit less all applicable taxes computed at the highest marginal rate.

14

In the event of death or disability, in addition to the payment of earned but unpaid base salary and amounts accrued and vested through the Company retirement plans, he would receive benefits under the Company’s life insurance plan or disability plan, as applicable.

James F. Arra

The following table shows the potential payments under a hypothetical termination or a change in control of the Company as of March 31, 2018 for James F. Arra, Co-President & General Manager, Connectivity.

Type of Payment	Voluntary Termination or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control		Termination for Cause	Change in Control with no Termination		Termination without Cause or Resignation for Good Reason following a Change in Control		Death or Disability
Severance	—	$806,776	[1]	—	—		$1,210,165	[2]	—
Cash Incentive Plan	—	$37,800	[3]	—	—		$37,800	[3]	—
SERP or Deferred Plan	—	—		—	—		—		—
Stock Options	—	—		—	—	[4]	$62,371	[5]	$62,371	[6]
Restricted Stock Units	—	—		—	—	[4]	$2,387,321	[5]	$2,387,321	[6]
Performance Stock Units	—	$129,492	[7]	—	$129,492	[8]	$194,239	[9]	$129,492	[10]
Total	—	$974,069		—	$129,492	[11]	$3,891,895	[11]	$2,579,184	[12]

1	Represents: 100% of i) of base salary; and ii) average annual bonus for preceding two fiscal years.
2	Represents: 150% of i) of base salary; and ii) average annual bonus for preceding two fiscal years.
3	Represents fiscal year 2018 actual bonus.
4

The Company’s equity plans permit, but do not require, accelerated vesting of certain equity awards in the event of a change in control, as determined in the discretion of the Board of Directors. The amount assumes that no such acceleration will occur.

5

Represents accelerated vesting of all Mr. Arra’s unvested stock options and RSUs. The stock option value was determined by subtracting the strike price from the closing price of our common stock on March 29, 2018 and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

6

Six months after long-term disability payments commence all earned but unvested stock options and RSUs vest. Upon death, any earned but unvested stock options and RSUs immediately vest. The stock option value was determined by subtracting the strike price from the closing price of our common stock on March 29, 2018 and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

7

Represents accelerated vesting of: (i) PSUs earned during a completed performance period and (ii) PSUs for performance periods that are ongoing as of the termination date and for which at least one year of the performance period has elapsed as of the termination date, prorated based on the number of calendar months that elapsed between the beginning of the performance period and the termination date. The PSUs’ value was determined by multiplying the closing price of our common stock on March 29, 2018 ($22.17) by the number of PSUs based on the calendar months elapsed in the performance period that were estimated to be earned as of March 29, 2018, including (i) one-third of fiscal 2018 awards at target. Note, however, that these amounts may differ based on actual performance.

8

Upon consummation of a change of control, the applicable performance period will be truncated, and a number of PSUs will become eligible to vest based on the degree of achievement of performance objectives as of the change in control date. Such eligible PSUs will be treated as unvested RSUs, and if appropriately assumed or substituted by the acquirer will convert into RSUs (or other arrangements) to be settled in cash or shares by the acquirer. In the event he remains employed with the acquirer through the end of the performance period, the RSUs (i.e., the converted PSUs) will become fully vested and will be settled within 30 days of the performance period end date. They would also vest on death, permanent and total disability or involuntary termination without cause or resignation for good reason within 24 months following a change in control. The amount shown above does not include any value in respect of the RSUs that would still be held.

9

The PSUs’ value was determined as described in notes 7 and 8, except that the amount also includes the full value of 2017 awards at 100% of target, reflecting the vesting of the RSU awards referred to in note 8.

10

In the case of death or disability, a pro-rated portion of his performance units will vest, provided that at least one year of the performance period has elapsed, with payment based on actual performance at end of performance period. The amount shown is calculated the same as in Note 7. However, this amount would not be payable until completion of the performance period and would be decreased if the Company achieved less than 100% attainment of the objectives.

11

If the total payment to Mr. Arra under the Severance Policy constitutes a “parachute payment” under section 280G of the Code that would be subject to the excise tax imposed by Section 4999 of the Code, then the payment will be reduced to the greater of: (i) the largest portion of the termination payment that would not result in a portion of the payment being subject to the excise tax; or (ii) the entire payment less all applicable taxes computed at the highest marginal rate.

12

In the event of death or disability, in addition to the payment of earned but unpaid base salary and amounts accrued and vested through the Company retirement plans, he would receive benefits under the Company’s life insurance plan or disability plan, as applicable.

Richard E. Erwin

The following table shows the potential payments under a hypothetical termination or a change in control of the Company as of March 31, 2018 for Richard E. Erwin, President & General Manager, Audience Solutions.

Type of Payment	Voluntary Termination or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control		Termination for Cause	Change in Control with no Termination		Termination without Cause or Resignation for Good Reason following a Change in Control		Death or Disability
Severance	—	$817,500	[1]	—	—		$1,226,250	[2]	—
Cash Incentive Plan	—	$226,200	[3]	—	—		$226,200	[3]	—
SERP or Deferred Plan	—	—		—	—		—		—
Stock Options	—	—		—	—	[4]	$38,569	[5]	$38,569	[6]
Restricted Stock Units	—	—		—	—	[4]	$702,784	[5]	$702,784	[6]
Performance Stock Units	—	$352,694	[7]	—	$352,694	[8]	$1,653,629	[9]	$352,694	[10]
Total	—	$1,396,394		—	$352,694	[11]	$3,847,432	[11]	$1,094,047	[12]

1	Represents: 100% of i) of base salary; and ii) average annual bonus for preceding two fiscal years.

2	Represents: 150% of i) of base salary; and ii) average annual bonus for preceding two fiscal years.
3	Represents fiscal year 2018 actual bonus.

4

The Company’s equity plans permit, but do not require, accelerated vesting of certain equity awards in the event of a change in control, as determined in the discretion of the Board of Directors. The amount assumes that no such acceleration will occur.

5

Represents accelerated vesting of all Mr. Erwin’s unvested stock options and RSUs. The stock option value was determined by subtracting the strike price from the closing price of our common stock on March 29, 2018 and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

6

Six months after long-term disability payments commence all earned but unvested stock options and RSUs vest. Upon death, any earned but unvested stock options and RSUs immediately vest. The stock option value was determined by subtracting the strike price from the closing price of our common stock on March 29, 2018 and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

7

Represents accelerated vesting of: (i) PSUs earned during a completed performance period and (ii) PSUs for performance periods that are ongoing as of the termination date and for which at least one year of the performance period has elapsed as of the termination date, prorated based on the number of calendar months that elapsed between the beginning of the performance period and the termination date. The PSUs’ value was determined by multiplying the closing price of our common stock on March 29, 2018 ($22.17) by the number of PSUs based on the years elapsed in the performance period that were estimated to be earned as of March 31, 2018, including (i) the full amount of fiscal 2016 awards earned at 200% of target, (ii) two-thirds of fiscal 2017 awards at 100% of target and (iii) one-third of fiscal 2018 awards at target. For Mr. Erwin’s 2016 inducement PSU award, the amount includes the 20,965 shares actually earned. Note, however, that these amounts would be decreased if the Company achieved less than the attainment stated above.

8

Upon consummation of a change of control, the applicable performance period will be truncated, and a number of PSUs will become eligible to vest based on the degree of achievement of performance objectives as of the change in control date. Such eligible PSUs will be treated as unvested RSUs, and if appropriately assumed or substituted by the acquirer will convert into RSUs (or other arrangements) to be settled in cash or shares by the acquirer. In the event he remains employed with the acquirer through the end of the performance period, the RSUs (i.e., the converted PSUs) will become fully vested and will be settled within 30 days of the performance period end date. They would also vest on death, permanent and total disability or involuntary termination without cause or resignation for good reason within 24 months following a change in control. The amount shown above does not include any value in respect of the RSUs that would still be held.

9

Please see Note 8. The performance units’ value was determined based on actual performance through March 31, 2018, including, (i) 100% of fiscal 2016 awards at 200% of target, (ii) 100% of fiscal 2017 awards at 100% of target and (iii) 100% of fiscal 2018 awards at 100% of target. For Mr. Erwin’s 2016 Inducement PSU award, the amount includes the 20,965 shares actually earned. The performance units’ value was determined by multiplying such vested units by the closing price of our common stock on March 29, 2018 ($22.71).

10

In the case of death or disability, a pro-rated portion of his performance units will vest, provided that at least one year of the performance period has elapsed, with payment based on actual performance at end of performance period. The amount shown is calculated the same as in Note 7. However, this amount would not be payable until completion of the performance period and would be decreased if the Company achieved less than 100% attainment of the objectives.

11

If the total payment to Mr. Erwin under the Severance Policy constitutes a “parachute payment” under section 280G of the Code that would be subject to the excise tax imposed by Section 4999 of the Code, then the payment will be reduced to the greater of: (i) the largest portion of the termination payment that would not result in a portion of the payment being subject to the excise tax; or (ii) the entire payment less all applicable taxes computed at the highest marginal rate.

12

In the event of death or disability, in addition to the payment of earned but unpaid base salary and amounts accrued and vested through the Company retirement plans, he would receive benefits under the Company’s life insurance plan or disability plan, as applicable.

Anneka R. Gupta

The following table shows the potential payments under a hypothetical termination or a change in control of the Company as of March 31, 2018 for Anneka R. Gupta, Co-President & General Manager, Connectivity.

Type of Payment	Voluntary Termination or Retirement	Termination without Cause or Resignation for Good Reason other than a Change in Control		Termination for Cause	Change in Control with no Termination		Termination without Cause or Resignation for Good Reason following a Change in Control		Death or Disability
Severance	—	$504,873	[1]	—	—		$757,310	[2]	—
Cash Incentive Plan	—	$122,850	[3]	—	—		$122,850	[3]	—
SERP or Deferred Plan	—	—		—	—		—		—
Stock Options	—	—		—	—	[4]	$62,371	[5]	$62,371	[6]
Restricted Stock Units	—	—		—	—	[4]	$2,382,211	[5]	$2,382,211	[6]
Performance Stock Units	—	$129,492	[7]	—	$129,492	[8]	$194,239	[9]	$129,492	[10]
Total	—	$757,215		—	$129,492	[11]	$3,518,980	[11]	$2,574,074	[12]

1	Represents: 100% of i) of base salary; and ii) average annual bonus for preceding two fiscal years.

2	Represents: 150% of i) of base salary; and ii) average annual bonus for preceding two fiscal years.
3	Represents fiscal year 2018 actual bonus.

4

The Company’s equity plans permit, but do not require, accelerated vesting of certain equity awards in the event of a change in control, as determined in the discretion of the Board of Directors. The amount assumes that no such acceleration will occur.

5

Represents accelerated vesting of all Ms. Gupta’s unvested stock options and RSUs. The stock option value was determined by subtracting the strike price from the closing price of our common stock on March 29, 2018 and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

6

Six months after long-term disability payments commence all earned but unvested stock options and RSUs vest. Upon death, any earned but unvested stock options and RSUs immediately vest. The stock option value was determined by subtracting the strike price from the closing price of our common stock on March 29, 2018 and multiplying this difference by the number of unvested options. The RSU value was determined by multiplying the number of unvested RSUs by the closing price of our common stock on March 29, 2018.

7

Represents accelerated vesting of: (i) PSUs earned during a completed performance period and (ii) PSUs for performance periods that are ongoing as of the termination date and for which at least one year of the performance period has elapsed as of the termination date, prorated based on the number of calendar months that elapsed between the beginning of the performance period and the termination date. The PSUs’ value was determined by multiplying the closing price of our common stock on March 29, 2018 ($22.17) by the number of PSUs based on the calendar months elapsed in the performance period that were estimated to be earned as of March 29, 2018, including (i) one-third of fiscal 2018 awards at target. Note, however, that these amounts may differ based on actual performance.

8

Upon consummation of a change of control, the applicable performance period will be truncated, and a number of PSUs will become eligible to vest based on the degree of achievement of performance objectives as of the change in control date. Such eligible PSUs will be treated as unvested RSUs, and if appropriately assumed or substituted by the acquirer will convert into RSUs (or other arrangements) to be settled in cash or shares by the acquirer. In the event he remains employed with the acquirer through the end of the performance period, the RSUs (i.e., the converted PSUs) will become fully vested and will be settled within 30 days of the performance period end date. They would also vest on death, permanent and total disability or involuntary termination without cause or resignation for good reason within 24 months following a change in control. The amount shown above does not include any value in respect of the RSUs that would still be held.

9

The PSUs’ value was determined as described in notes 7 and 8, except that the amount also includes the full value of 2017 awards at 100% of target, reflecting the vesting of the RSU awards referred to in note 8.

10

In the case of death or disability, a pro-rated portion of his performance units will vest, provided that at least one year of the performance period has elapsed, with payment based on actual performance at end of performance period. The amount shown is calculated the same as in Note 7. However, this amount would not be payable until completion of the performance period and would be decreased if the Company achieved less than 100% attainment of the objectives.

11

If the total payment to Ms. Gupta under the Severance Policy constitutes a “parachute payment” under section 280G of the Code that would be subject to the excise tax imposed by Section 4999 of the Code, then the payment will be reduced to the greater of: (i) the largest portion of the termination payment that would not result in a portion of the payment being subject to the excise tax; or (ii) the entire payment less all applicable taxes computed at the highest marginal rate.

12

In the event of death or disability, in addition to the payment of earned but unpaid base salary and amounts accrued and vested through the Company retirement plans, he would receive benefits under the Company’s life insurance plan or disability plan, as applicable.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer:

For fiscal 2018:

•	the median of the annual total compensation of all employees of our company (other than our CEO) was $92,118;

•	the annual total compensation of our CEO was $5,390,797; and

•

the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 59 to 1. This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.

We identified the employee with compensation at the median of the annual total compensation of all employees using the following methodology:

1

In determining our employee population, we considered the individuals, excluding our CEO, who were employed by us and our consolidated subsidiaries on March 31, 2018, whether employed on a full-time, part-time, seasonal or temporary basis (which consisted of approximately 3,338 individuals on that date). We did not include any contractors or other non-employee workers in our employee population.

2

As permitted by SEC rules, to identify our median employee, we selected “base pay,” which we calculated as annual base pay using a reasonable estimate of the hours worked during fiscal 2018 for hourly employees and using annual salary levels for our remaining employees for the 12-month period from April 1, 2017 through March 31, 2018.

3	For this analysis, we annualized base pay for any employees who commenced work during fiscal 2018 and converted our international associates’ base pay to U.S. dollars using a standard conversion rate.

4

Using this approach, we identified the individual at the median of our employee population who was based in the United States. We then calculated the annual total compensation for this individual using the same methodology we use to calculate the amount reported for our CEO in the “Total” column of the Summary Compensation Table as set forth herein, which was $92,118.

5	As disclosed in the Summary Compensation Table, the annual total compensation for our CEO was $5,390,797.

Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

Non-Employee Director Compensation

The Governance/Nominating Committee of the Board of Directors reviews and makes a recommendation to the full Board regarding the compensation to be paid to the non-employee directors each year. In the past fiscal year, the base annual retainer for each non-employee director, except for the Non-Executive Chairman of the Board, was $188,000, of which $128,000 was payable in Company common stock and $60,000 was payable in stock or cash at the election of each director. The base annual retainer for the Non-Executive Chairman of the Board during the past fiscal year was $300,000, of which $210,000 was payable in Company common stock and

$90,000 was payable in stock or cash at the Chairman’s election. An additional $10,000 per committee was payable to each non-employee director for his or her service on the Audit/Finance, Compensation and Governance/Nominating Committees, payable in stock or cash at the election of each director. No additional compensation is paid for service on the Executive Committee. The chairs of the Audit/Finance, Compensation and Governance/Nominating Committees were paid an additional $25,000, $25,000, and $15,000, respectively, as compensation for their additional responsibilities as chairs, payable in stock or cash at each chair’s election.

Director fees are paid on a quarterly basis. The Company reimburses its outside directors for travel and other expenses directly incurred by them in connection with their service to the Company. In 2008, the Board adopted the Acxiom Corporation Directors’ Deferred Compensation Plan under which equity (but not cash) fees may be deferred.

The following table shows the compensation awarded in fiscal year 2018 to the Company’s non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
John L. Battelle	60,000	138,000	198,000
Timothy R. Cadogan	70,000	128,000	198,000
William T. Dillard II	0	198,000	198,000
Richard P. Fox	47,500	175,000	223,000
Jerry D. Gramaglia	100,000	210,000	310,000
William J. Henderson	105,000	128,000	233,000
Clark M. Kokich	42,500	170,500	213,000
Debora B. Tomlin	70,000	128,000	198,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information relating to securities authorized for issuance under equity compensation plans, please see the disclosure in Item 12 of Part III of the Original Report.

Stock Ownership

The following table sets forth information as of July 26, 2018, with respect to the beneficial ownership of our common stock by:

•	each of our directors, nominees and named executive officers individually;

•	all of our directors, nominees and executive officers as a group; and

•	each person who is known to us to beneficially own more than 5% of our common stock.

Unless otherwise indicated, the address of each person named in the table below is c/o Acxiom Corporation, 301 E. Dave Ward Drive, Conway, AR 72032, and each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned. The percentage listed in the column entitled “Percentage of Class” is calculated based on 77,336,731 shares of our common stock issued and outstanding as of July 26, 2018. This number excludes 60,551,510 shares held in treasury.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

Beneficial Owner	Shares Beneficially Owned		Percentage of Class
James F. Arra	205,570	[1]	*
John L. Battelle	35,220		*
Timothy R. Cadogan	35,744		*
William T. Dillard II	148,041		*
Richard E. Erwin	108,9052		*
Richard P. Fox	40,004		*
Jerry D. Gramaglia	101,233		*
Anneka R. Gupta	65,833	[3]	*
William J. Henderson	67,234		*
Scott E. Howe	1,451,933	[4]	1.86%
Warren C. Jenson	556,383	[5]	*
Clark M. Kokich	87,059		*
S. Travis May	201,607	[6]	*
Debora B. Tomlin	11,158		*
			*
			*
All directors, nominees and executive officers as a group (15 people)	3,247,051	[7]	4.10%
			*
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	8,354,199	[8]	10.80%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	6,594,416	[9]	8.53%
The Bank of New York Mellon Corporation 225 Liberty Street New York, New York 10286	6,221,474	[10]	8.04%
RGM Capital, LLC 9010 Strada Stell Court, Suite 105 Naples, FL 34109	4,490,430	[11]	5.81%

*	Denotes less than 1%.

[1]	Includes 190,682 shares subject to options which are currently exercisable, all of which are in the money.

[2]	Includes 52,975 shares subject to options which are currently exercisable, all of which are in the money.

[3]	Includes 53,996 shares subject to options which are currently exercisable, all of which are in the money.

[4]	Includes 931,056 shares subject to options which are currently exercisable, all of which are in the money.

[5]	Includes 407,407 shares subject to options which are currently exercisable, all of which are in the money.

[6]	Includes 12,798 shares subject to options which are currently exercisable, all of which are in the money.

[7]	Includes 1,777,774 shares subject to options which are currently exercisable, all of which are in the money

[8]

This information is based solely upon information contained in a Schedule 13G/A filed on January 23, 2018. According to the Schedule 13G/A, BlackRock, Inc. has sole voting power over 8,172,550 of the reported shares, no shared voting power with respect to any reported shares and sole dispositive power over all reported shares through its control of certain direct and indirect subsidiaries listed on Exhibit A attached to the Schedule 13G/A.

[9]

This information is based solely upon information contained in a Schedule 13G/A filed on February 8, 2018. According to the Schedule 13G/A, The Vanguard Group has sole voting power over 122,224 of the reported shares, shared voting power over 12,683 of the reported shares, sole dispositive power over 6,466,426 of the reported shares, and shared dispositive power over 127,990 of the reported shares.

[10]

This information is based solely upon information contained in a Schedule 13G filed on February 6, 2018. According to the Schedule 13G, The Bank of New York Mellon has sole voting power over 5,642,654 of the reported shares, shared voting power over 1,226 of the reported shares, sole dispositive power over 5,362,035 of the reported shares and shared dispositive power over 841,066 of the reported shares through its control of certain direct and indirect subsidiaries listed on Exhibit I attached to the Schedule 13G.

[11]

This information is based solely upon information contained in a Schedule 13G filed on February 14, 2018. According to the Schedule 13G, RGM Capital, LLC has shared dispositive power and voting power over all reported shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

The Governance/Nominating Committee of the Board of Directors has the responsibility of reviewing and approving any transaction required to be disclosed as a related-party transaction under SEC rules and regulations. As provided in the committee’s charter, no related-party transaction will be approved unless it is deemed by the committee to be commercially reasonable and in the best interests of, or not inconsistent with the best interests of, the Company. Since the beginning of the Company’s past fiscal year, there were no reportable related-party transactions, and none are currently proposed.

Director Independence

All of the Company’s current non-employee directors have been determined by the Board to be independent under the NASDAQ listing standards and SEC rules. In making these determinations, the Board reviewed the directors’ relationships, if any, with the Company and affirmatively determined that there are no relationships or other factors which would impair any director’s ability to exercise independent judgment in carrying out his or her responsibilities as a director. There are no family relationships among any of our directors or executive officers.

The relationships considered by the Board in assessing each director’s independence included consideration of the transactions described below that occurred during the past fiscal year. With respect to each, the amounts have been deemed by the Board to be immaterial to the Company as well as to the other company. None of these relationships are required to be disclosed as a “related-party transaction” under the rules and regulations of the SEC:

•

The Company purchased data and services from Sovrn Holdings, LLC (“Sovrn”), for which director John L. Battelle serves as board chair. The charges to the Company, which were based on Sovrn’s standard rates, totaled approximately $933,023 in the last fiscal year. This amount represents approximately 0.1% of the Company’s total annual revenue and approximately 0.69% of Sovrn’s total annual revenue.

•

The Company provided marketing services to Dillard’s, Inc. (“Dillard’s”), of which director William T. Dillard II is the chairman and CEO. The charges for the services, which were based on the Company’s standard rates, totaled approximately $84,778 in the last fiscal year. This amount represents approximately 0.009% of the Company’s total annual revenue and approximately 0.013% of Dillard’s total annual revenue.

•

The Company provided data mapping services to Arizona Public Service (“APS”), a wholly owned subsidiary of Pinnacle West Corporation (“PWC”), on whose board Richard P. Fox serves as an outside director. The charges for the services, which were based on the Company’s standard rates, totaled approximately $21,587 in the last fiscal year. This amount represents approximately 0.002% of the Company’s total annual revenue and approximately 0.0006% of APS/PWC’s total annual revenue.

Item 14. Principal Accountant Fees and Services

Fees Billed for Services Rendered by Independent Auditor

The Audit/Finance Committee selected KPMG to serve as independent auditor for fiscal year 2017. The following table presents fees for professional audit services rendered by KPMG for the audits of the Company’s annual financial statements for the fiscal years ended March 31, 2018 and March 31, 2017, and fees billed for other services rendered by KPMG.

	2018	2017
Audit Fees (including quarterly reviews)[1]	$1,882,000	$1,991,000
Audit-Related Fees[2]	484,000	872,000
Tax Fees[3]	98,000	108,000
All Other Fees[4]	0	642,000
Total	$2,464,000	$3,613,000

[1]

Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, the audit of our internal control over financial reporting, quarterly reviews of financial statements included in our Forms 10-Q and 10-K, and audit services provided in connection with other statutory and regulatory filings.

[2]	Audit-related fees include professional services related to our SSAE16 (service organization) audits, audit services provided to one of our divisions and to the audit of our 401(k) retirement plan.

[3]

Tax fees include professional services rendered in connection with tax compliance and preparation relating to our tax audits, international tax compliance and tax consulting. We do not engage KPMG to perform personal tax services for our executive officers.

[4]	Other fees include other permitted professional advisory services, namely accounting advisory services and accounting research online membership.

Audit/Finance Committee Pre-Approval Policy

The Audit/Finance Committee has adopted a policy for the pre-approval of engagements for audit, audit-related and non-audit services by the independent auditor. The policy requires that the committee pre-approve all audit services and audit-related services to be performed by the independent auditor. Such pre-approval may be made by the chairman of the Audit/Finance Committee so long as a report of the engagement is made to the full committee at its next quarterly meeting following the engagement. In connection with any proposed engagement for non-audit services, the scope, nature and anticipated fees for such services must be agreed upon by management and the external auditor, who then must obtain the consent of the chairman of the Audit/Finance Committee to proceed with the proposed engagement. Upon the chairman’s consent, the independent auditor is authorized to enter into an engagement letter with the Company to conduct the non-audit services in accordance with the terms and conditions approved by the chairman. All audit and non-audit services reflected in the table above were pre-approved by the Audit/Finance Committee in accordance with the policy, and none were approved pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i) of Regulation S-X promulgated by the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

3. Exhibits.

The following exhibits are filed with this report or are incorporated by reference to previously filed material:

Exhibit No.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

[Remainder of page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2018	ACXIOM CORPORATION

	By:	/s/ Warren C. Jenson
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	July 30, 2018
John L. Battelle

/s/ Timothy R. Cadogan*	Director	July 30, 2018
Timothy R. Cadogan

	Director	July 30, 2018
William T. Dillard II

/s/ Richard P. Fox*	Director	July 30, 2018
Richard P. Fox

/s/ Jerry D. Gramaglia*	Director (Non-Executive Chairman of the Board)	July 30, 2018
Jerry D. Gramaglia

/s/ William J. Henderson*	Director	July 30, 2018
William J. Henderson

/s/ Scott E. Howe*	Director, CEO & President (principal executive officer)	July 30, 2018
Scott E. Howe

/s/ Clark M. Kokich*	Director	July 30, 2018
Clark M. Kokich

/s/ Debora B. Tomlin*	Director	July 30, 2018
Debora B. Tomlin

/s/ Warren C. Jenson	Chief Financial Officer & Executive Vice President	July 30, 2018
Warren C. Jenson	(principal financial and accounting officer)

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact