Form 10-Q
period 2018-06-30
ACXIOM CORP
filed 2018-08-09
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 6, 2018 was 77,354,458.

ACXIOM CORPORATION AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
June 30, 2018

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2018	March 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$95,099	$142,279
Trade accounts receivable, net	163,767	167,188
Refundable income taxes	11,761	9,733
Other current assets	40,167	41,145
Total current assets	310,794	360,345

Property and equipment, net of accumulated depreciation and amortization	151,407	156,533
Software, net of accumulated amortization	31,719	34,984
Goodwill	595,795	595,995
Purchased software licenses, net of accumulated amortization	6,670	7,703
Deferred income taxes	11,488	12,225
Deferred commissions, net	18,137	—
Other assets, net	40,958	41,468
	$1,166,968	$1,209,253
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$1,327	$1,583
Trade accounts payable	47,668	46,688
Accrued payroll and related expenses	21,939	42,499
Other accrued expenses	58,938	55,865
Deferred revenue	31,621	31,720
Total current liabilities	161,493	178,355

Long-term debt	227,435	227,837
Deferred income taxes	42,258	40,243
Other liabilities	13,726	13,723
Commitments and contingencies
Equity:
Common stock	13,773	13,609
Additional paid-in capital	1,256,442	1,235,679
Retained earnings	638,043	628,331
Accumulated other comprehensive income	8,899	10,767
Treasury stock, at cost	(1,195,101)	(1,139,291)
Total equity	722,056	749,095
	$1,166,968	$1,209,253

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2018	2017
Revenues	$226,960	$212,514
Cost of revenue	117,271	113,960
Gross profit	109,689	98,554
Operating expenses:
Research and development	24,536	23,563
Sales and marketing	54,850	48,440
General and administrative	34,718	32,356
Gains, losses and other items, net	1,286	(98)
Total operating expenses	115,390	104,261
Loss from operations	(5,701)	(5,707)
Other income (expense):
Interest expense	(2,838)	(2,342)
Other, net	524	(672)
Total other expense	(2,314)	(3,014)
Loss before income taxes	(8,015)	(8,721)
Income taxes (benefit)	(5,000)	(7,421)
Net loss	$(3,015)	$(1,300)

Basic loss per share	$(0.04)	$(0.02)

Diluted loss per share	$(0.04)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2018	2017
Net loss	$(3,015)	$(1,300)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,868)	652
Comprehensive loss	$(4,883)	$(648)

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JUNE 30, 2018
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	12,727	—	—	—	$12,727
Employee stock awards, benefit plans and other issuances	233,784	23	4,093	—	—	(391,898)	(10,044)	$(5,928)
Non-cash stock-based compensation	149,416	15	16,796	—	—	—	—	$16,811
Restricted stock units vested	1,259,681	126	(126)	—	—	—	—	$—
Acquisition of treasury stock	—	—	—	—	—	(1,853,071)	(45,766)	$(45,766)
Comprehensive income:
Foreign currency translation	—	—	—	—	(1,868)	—	—	$(1,868)
Net loss	—	—	—	(3,015)	—	—	—	$(3,015)
Balances at June 30, 2018	137,722,557	$13,773	$1,256,442	$638,043	$8,899	(60,549,886)	$(1,195,101)	$722,056

See accompanying notes to condensed consolidated financial statements

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,015)	$(1,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,529	21,110
Loss on disposal or impairment of assets	48	163
Accelerated deferred debt costs	—	720
Deferred income taxes	(1,335)	2,497
Non-cash stock compensation expense	20,360	15,038
Changes in operating assets and liabilities:
Accounts receivable, net	4,329	11,960
Deferred costs and other assets, net	(2,995)	(3,377)
Accounts payable and other liabilities	(21,704)	(37,073)
Deferred revenue	(33)	(4,787)
Net cash provided by operating activities	17,184	4,951

Cash flows from investing activities:
Capitalized software development costs	(3,606)	(3,388)
Capital expenditures	(4,399)	(6,888)
Data acquisition costs	(179)	(190)
Equity investments	(2,500)	—
Net cash used in investing activities	(10,684)	(10,466)

Cash flows from financing activities:
Proceeds from debt	—	230,000
Payments of debt	(592)	(225,572)
Fees for debt refinancing	(300)	(4,001)
Sale of common stock, net of stock acquired for withholding taxes	(5,928)	(2,539)
Acquisition of treasury stock	(45,766)	—
Net cash used in financing activities	(52,586)	(2,112)

Effect of exchange rate changes on cash	(1,094)	430

Net change in cash and cash equivalents	(47,180)	(7,197)
Cash and cash equivalents at beginning of period	142,279	170,343
Cash and cash equivalents at end of period	$95,099	$163,146

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2018	2017
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,607	$2,375
Income taxes, net of refunds	1,100	354

See accompanying notes to condensed consolidated financial statements.

ACXIOM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by Acxiom Corporation (“Registrant,” “Acxiom,” we, us or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Registrant’s management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2018 (“2018 Annual Report”), as filed with the SEC on May 25, 2018.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2018 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2019.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2018 Annual Report.

Accounting Pronouncements Adopted During the Current Year

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. Topic 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of April 1, 2018 using the modified retrospective method. See Note 2 for further details.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 719): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a stock-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a stock-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 is effective for the Company beginning in fiscal 2019. We adopted the standard in the current fiscal quarter, and adoption of this guidance did not have a material impact on our condensed financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years; earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short-term leases. For lessees, leases will continue to be classified as either operating or financing in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. Subsequently, the FASB has issued various ASU's to provide further clarification around aspects of Topic 842. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years, with early adoption permitted. We will adopt the new standard on April 1, 2019 using the modified retrospective approach. The Company is continuing to evaluate the impact of the adoption of this guidance on its condensed consolidated financial statements and related disclosures.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.    TOPIC 606 ADOPTION IMPACT AND REVENUE FROM CONTRACTS WITH CUSTOMERS:

On April 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic reporting under Topic 605.

Under Topic 606, revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

We recorded a net increase to our opening retained earnings of $12.7 million, net of tax, due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of costs of obtaining customer contracts.

The details of the significant changes and quantitative impact of the changes are disclosed below.

Costs of Obtaining Customer Contracts
The Company previously recognized commission payments made for obtaining a contract as an operating expense when incurred. Under Topic 606, the Company capitalizes incremental costs to acquire contracts and amortizes them over the expected period of benefit, which we have determined as a range of two to five years. As of June 30, 2018, the remaining unamortized contract costs were $18.1 million and are included in deferred commissions, net, in the condensed consolidated balance sheet. Net capitalized costs of $2.9 million were recorded as a reduction to operating expense for the three months ended June 30, 2018. No impairment was recognized for the three months ended June 30, 2018.

Contingent Revenue
The Company previously limited revenue recognition to the amount that was not contingent on the provision of future services. This was typically from fees paid over the contract term for services delivered at the beginning of the contract term.

Impacts on Financial Statements

Condensed Consolidated Balance Sheet	Impact of changes in accounting policies
	As reported June 30, 2018	Adjustments	Balances without adoption of Topic 606
Trade accounts receivable, net	$163,767	$(1,943)	$161,824
Refundable income taxes	11,761	540	12,301
Deferred income taxes	11,488	(64)	11,424
Deferred commissions, net	18,137	(18,137)	—
Others	961,815	—	961,815
Total assets	$1,166,968	$(19,604)	$1,147,364

Deferred revenue	$31,621	$(232)	$31,389
Deferred income taxes	42,258	(4,761)	37,497
Others	371,033	—	371,033
Total liabilities	444,912	(4,993)	439,919

Retained earnings	638,043	(14,611)	623,432
Other equity	84,013	—	84,013
Total equity	722,056	(14,611)	707,445
Total liabilities and equity	$1,166,968	$(19,604)	$1,147,364

Condensed Consolidated Statement of Operations	Impact of changes in accounting policies
	As reported for the three months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Revenues	$226,960	$296	$227,256
Cost of revenue	117,271	—	117,271
Gross profit	$109,689	$296	$109,985

Operating expenses:
Sales and marketing	$54,850	$2,939	$57,789
Other operating expenses	60,540	—	60,540
Total operating expenses	115,390	2,939	118,329

Loss from operations	(5,701)	(2,643)	(8,344)
Total other expense	(2,314)	—	(2,314)
Loss before income taxes	(8,015)	(2,643)	(10,658)
Income taxes	(5,000)	(695)	(5,695)
Net loss	$(3,015)	$(1,948)	$(4,963)

Condensed Consolidated Statement of Comprehensive Loss	Impact of changes in accounting policies
	As reported for the three months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Net loss	$(3,015)	$(1,948)	$(4,963)
Other comprehensive loss:
Change in foreign currency translation adjustment	(1,868)	—	(1,868)
Comprehensive loss	$(4,883)	$(1,948)	$(6,831)

Condensed Consolidated Statement of Cash Flows	Impact of changes in accounting policies
	As reported for the three months ended June 30, 2018	Adjustments	Balances without adoption of Topic 606
Net loss	$(3,015)	$(1,948)	$(4,963)
Adjustments for:
Deferred income taxes	(1,335)	(695)	(2,030)
Others	41,937	—	41,937
Changes in:
Accounts receivable, net	4,329	(256)	4,073
Deferred costs and other assets	(2,995)	2,939	(56)
Accounts payable and other liabilities	(21,704)	—	(21,704)
Deferred revenue	(33)	(40)	(73)
Net cash from operating activities	17,184	—	17,184
Net cash from investing activities	(10,684)	—	(10,684)
Net cash from financing activities	(52,586)	—	(52,586)
Effect of exchange rate changes on cash	(1,094)	—	(1,094)

Net change in cash and cash equivalents	(47,180)	—	(47,180)
Cash and cash equivalents at beginning of period	142,279	—	142,279
Cash and cash equivalents at end of period	$95,099	$—	$95,099

Disaggregation of Revenue
In the following table, revenue is disaggregated by primary geographical market and major service offerings. The table also includes a reconciliation of the disaggregated revenue within the reportable segments.

Reportable Segments
June 30, 2018
(dollars in thousands)
Primary Geographical Markets	Acxiom Marketing Solutions	LiveRamp	Total
United States	$150,307	$56,222	$206,529
Europe	11,115	4,908	16,023
APAC	3,080	1,328	4,408
	$164,502	$62,458	$226,960

Major Offerings/Services
Audience Creation	$45,452	$—	$45,452
Data Analytics	9,025	—	9,025
Data Management	110,025	—	110,025
Subscription	—	51,329	51,329
Marketplace and Other	—	11,129	11,129
	$164,502	$62,458	$226,960

Reportable Segments
June 30, 2017
(dollars in thousands)
Primary Geographical Markets	Acxiom Marketing Solutions	LiveRamp	Total
United States	$152,129	$42,118	$194,247
Europe	10,735	3,802	14,537
APAC	2,893	837	3,730
	$165,757	$46,757	$212,514

Major Offerings/Services
Audience Creation	$51,303	$—	$51,303
Data Analytics	8,858	—	8,858
Data Management	105,596	—	105,596
Subscription	—	37,052	37,052
Marketplace and Other	—	9,705	9,705
	$165,757	$46,757	$212,514

Transaction Price Allocated to the Remaining Performance Obligations
We have performance obligations, primarily related to AMS offerings, associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $1.1 billion as of June 30, 2018. The Company expects to recognize revenue on approximately 75% of these remaining performance obligations by March 31, 2021 with the balance recognized thereafter.

3.    LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2018	2017
Basic loss per share:
Net loss	$(3,015)	$(1,300)

Basic weighted-average shares outstanding	76,935	78,672

Basic loss per share	$(0.04)	$(0.02)

Diluted loss per share:
Basic weighted-average shares outstanding	76,935	78,672
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	—
Diluted weighted-average shares outstanding	76,935	78,672

Diluted loss per share	$(0.04)	$(0.02)

Due to the net loss incurred by the Company during the quarters ended June 30, 2018 and 2017, the dilutive effect of options, warrants and restricted stock units covering 2.4 million and 2.8 million shares of common stock, respectively, was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

Additional options and warrants to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because the effect was anti-dilutive are shown below (shares in thousands):

	For the three months ended
	June 30,
	2018	2017
Number of shares outstanding under options, warrants and restricted stock units	119	20
Range of exercise prices for options	$32.85	$32.85

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on March 30, 2018.  Under the modified common stock repurchase program, the Company may purchase up to $500.0 million of its common stock through the period ending December 31, 2019. During the three months ended June 30, 2018, the Company repurchased 1.9 million shares of its common stock for $45.8 million.  Through June 30, 2018, the Company had repurchased a total of 22.0 million shares of its stock for $420.4 million, leaving remaining capacity of $79.6 million under the stock repurchase program.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $8.9 million and $10.8 million at June 30, 2018 and March 31, 2018, respectively, reflect accumulated foreign currency translation adjustments.

4.    SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 34.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans.  At June 30, 2018, there were a total of 5.1 million shares available for future grants under the plans.

Stock Option Activity
Stock option activity for the three months ended June 30, 2018 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2018	2,565,287	$13.61
Exercised	(125,437)	$8.80		$2,426
Forfeited or canceled	(25,831)	$14.25
Outstanding at June 30, 2018	2,414,019	$13.86	5.1	$38,910
Exercisable at June 30, 2018	2,169,170	$14.58	4.8	$33,397

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on June 30, 2018.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of June 30, 2018 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	545,583	5.2 years	$1.62	390,000	$1.71
$10.00	—	$19.99	1,176,361	4.4 years	$14.95	1,092,595	$14.74
$20.00	—	$24.99	672,523	6.2 years	$21.30	667,023	$21.30
$25.00	—	$32.85	19,552	5.4 years	$32.85	19,552	$32.85
			2,414,019	5.1 years	$13.86	2,169,170	$14.58

Total expense related to stock options for the three months ended June 30, 2018 and 2017 was approximately $1.0 million and $1.4 million, respectively. Future expense for these options is expected to be approximately $6.3 million in total over the next three years.

Performance Stock Option Unit Activity
Performance stock option unit activity for the three months ended June 30, 2018 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2018	329,404	$21.42
Forfeited or canceled	(186,538)	$21.41
Outstanding at June 30, 2018	142,866	$21.43	1.9	$1,217
Exercisable at June 30, 2018	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2018, 164,702 reached maturity of the relevant performance period at March 31, 2018.  The units attained a 0% attainment level. As a result, they were cancelled in the current fiscal quarter.

Total expense related to performance stock option units for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.5 million, respectively.  Future expense for these performance stock option units is expected to be approximately $1.1 million in total over the next three years.

Restricted Stock Unit Activity
During the three months ended June 30, 2018, the Company granted time-vesting restricted stock units covering 1,703,482 shares of common stock with a fair value at the date of grant of $46.6 million. Of the restricted stock units granted in the current period, 98,156 vest in equal annual increments over four years, 1,586,724 vest 25% at the one-year anniversary and 75% in equal quarterly increments over the subsequent three years, and 18,602 vest in one year. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

Time-vesting restricted stock unit activity for the three months ended June 30, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	3,449,001	$24.35	2.32
Granted	1,703,482	$27.34
Vested	(692,206)	$23.14
Forfeited or canceled	(227,978)	$24.98
Outstanding at June 30, 2018	4,232,299	$25.72	2.82

During the three months ended June 30, 2018, the Company granted performance-based restricted stock units covering 216,727 shares of common stock having a fair value at the date of grant of $6.7 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 216,727 units may vest in a number of shares from 25% to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2018 to March 31, 2021.

Non-vested performance-based restricted stock unit activity for the three months ended June 30, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	682,763	$25.23	1.54
Granted	216,727	$31.07
Vested	(20,965)	$19.07
Forfeited or canceled	(129,123)	$24.13
Outstanding at June 30, 2018	749,402	$27.28	1.78

Total expense related to restricted stock for the three months ended June 30, 2018 and 2017 was approximately $10.9 million and $8.8 million, respectively.  Future expense for restricted stock units is expected to be approximately $33.5 million for the nine months ending March 31, 2019, $35.9 million in fiscal 2020, $25.0 million in fiscal 2021, $13.6 million in fiscal 2022, and $1.4 million in fiscal 2023.

Other Performance Unit Activity
Other performance-based stock unit activity for the three months ended June 30, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	111,111	$5.33	-
Vested	(45,364)	$5.33
Forfeited or canceled	(65,747)	$5.33
Outstanding at June 30, 2018	—	$—	-

The 111,111 performance-based units outstanding at March 31, 2018 reached maturity of the relevant performance period on March 31, 2018. The units achieved a 100% performance attainment level. However, application of the share price adjustment factor resulted in a 59% reduction in shares vested in the current fiscal quarter.

During the quarter ended June 30, 2018, the Company withheld approximately $10.0 million related to employee tax withholding for stock-based compensation awards.

Consideration Holdback
As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”). Total expense related to the Holdback Agreements for the three months ended June 30, 2018 and 2017 was $3.8 million in each period.  Through June 30, 2018, the Company had recognized a total of $24.3 million expense related to the Holdback Agreements. Future expense related to the Holdback Agreements is expected to be approximately $14.0 million over the next two fiscal years.

Pacific Data Partners ("PDP") Assumed Performance Plan
In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the 2018 Equity Compensation Plan of Pacific Data Partners, LLC ("PDP PSU plan"). Total expense related to the PDP PSU plan for the three months ended June 30, 2018 was $3.9 million. Through June 30, 2018, the Company had recognized a total of $5.9 million related to the PDP PSU plan. Future expense is expected to be approximately $11.9 million in fiscal 2019, $15.7 million in fiscal 2020, $15.8 million in fiscal 2021, and $15.7 million in fiscal 2022, based on expectations of full attainment. At March 31, 2018, the recognized, but unpaid, portion balance related to the PDP PSU plan in other accrued expenses in the condensed consolidated balance sheet was $5.3 million.

5.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2018	March 31, 2018
Prepaid expenses and other	$25,823	$27,594
Assets of non-qualified retirement plan	14,344	13,551
Other current assets	$40,167	$41,145

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2018	March 31, 2018
Acquired intangible assets, net	$31,453	$33,922
Deferred data acquisition costs	879	1,036
Other miscellaneous noncurrent assets	8,626	6,510
Noncurrent assets	$40,958	$41,468

6.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2018	March 31, 2018
Liabilities of non-qualified retirement plan	14,344	13,551
Other accrued expenses	44,594	42,314
Other accrued expenses	$58,938	$55,865

7.    GOODWILL AND INTANGIBLE ASSETS:

Goodwill by operating segment for the three months ended June 30, 2018 (dollars in thousands) was as follows:

	LiveRamp	Acxiom Marketing Solutions	Total
Balance at March 31, 2018	$203,639	$392,356	$595,995
Reallocation of segments	1,377	(1,377)	—
Change in foreign currency translation adjustment	(62)	(138)	(200)
Balance at June 30, 2018	$204,954	$390,841	$595,795

Goodwill by component included in each segment as of June 30, 2018 was:

	LiveRamp	Acxiom Marketing Solutions	Total
U.S.	$201,449	$382,981	$584,430
APAC	3,505	7,860	11,365
Balance at June 30, 2018	$204,954	$390,841	$595,795

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from two years to ten years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	June 30, 2018	March 31, 2018
Developed technology, gross (Software)	$54,150	$54,150
Accumulated amortization	(47,119)	(43,533)
Net developed technology	$7,031	$10,617

Customer relationship/Trade name, gross (Other assets, net)	$43,346	$43,364
Accumulated amortization	(29,421)	(27,953)
Net customer/trade name	$13,925	$15,411

Publisher relationship, gross (Other assets, net)	$23,800	$23,800
Accumulated amortization	(6,280)	(5,289)
Net publisher relationship	$17,520	$18,511

Total intangible assets, gross	$121,296	$121,314
Total accumulated amortization	(82,820)	(76,775)
Total intangible assets, net	$38,476	$44,539

Intangible assets by operating segment as of June 30, 2018 was (dollars in thousands):

	LiveRamp	Acxiom Marketing Solutions	Total
Developed technology	7,031	—	7,031
Customer/Trade name	13,921	4	13,925
Publisher relationship	17,520	—	17,520
Balance at June 30, 2018	$38,472	$4	$38,476

Total amortization expense related to intangible assets for the three months ended June 30, 2018 and 2017 was $6.1 million and $6.0 million, respectively.  The following table presents the estimated future amortization expenses related to purchased and other intangible assets. The amount for 2019 represents the remaining nine months ending March 31, 2019. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal Year:
2019	$9,917
2020	11,950
2021	8,025
2022	5,150
2023	3,434
$38,476

8.    LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	June 30, 2018	March 31, 2018
Revolving credit borrowings	$230,000	$230,000
Other debt	2,701	3,293
Total long-term debt	232,701	233,293

Less current installments	1,327	1,583
Less deferred debt financing costs	3,939	3,873
Long-term debt, excluding current installments and deferred debt financing costs	$227,435	$227,837

The revolving loan borrowings under the Company's Sixth Amended and Restated Credit Agreement (the "restated credit agreement") bear interest at LIBOR or at an alternative base rate plus a credit spread. At June 30, 2018, the revolving loan borrowing bears interest at LIBOR plus a credit spread of 1.75%.  The weighted-average interest rate on revolving credit borrowings at June 30, 2018 was 3.9%.  There were no material outstanding letters of credit at June 30, 2018 or March 31, 2018.

Under the terms of the restated credit agreement, the Company is required to maintain certain debt-to-cash flow and interest coverage ratios, among other restrictions.  At June 30, 2018, the Company was in compliance with these covenants and restrictions.

9.    ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $5.2 million at June 30, 2018 and $6.8 million at March 31, 2018.

10.     SEGMENT INFORMATION:

The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.

During the first quarter of fiscal 2019, the Company realigned its portfolio into two distinct business segments: LiveRamp, the identity infrastructure for powering exceptional customer experiences, and Acxiom Marketing Solutions, the leading provider of services for creating a unified approach to data-driven marketing. This realignment allows Acxiom to best meet client needs in a rapidly evolving marketplace, create a strong foundation for continued growth and enhance value for shareholders.

This structure configured Acxiom’s three previous segments into two, aligning key Audience Solutions’ assets to each. All identity assets including IdentityLink, AbiliTec® intellectual property and Acxiom’s TV integrations were consolidated under LiveRamp. The remaining Audience Solutions’ lines of business for data and data services were combined with Marketing Services to create Acxiom Marketing Solutions.

As a result of this organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed.

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

The following table presents information by business segment (dollars in thousands):

	For the three months ended
	June 30,
	2018	2017
Revenues:
LiveRamp	$62,458	$46,757
Acxiom Marketing Solutions	164,502	165,757
Total segment revenues	$226,960	$212,514

Gross profit(1):
LiveRamp	$44,200	$28,229
Acxiom Marketing Solutions	73,174	77,864
Total segment gross profit	$117,374	$106,093

Income (loss) from operations(1):
LiveRamp	$9,203	$(97)
Acxiom Marketing Solutions	47,458	48,374
Total segment income from operations	$56,661	$48,277
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

The following table reconciles total segment gross profit to gross profit and total operating segment income from operations to income from operations (dollars in thousands):

	For the three months ended
	June 30,
	2018	2017
Total segment gross profit	$117,374	$106,093

Less:
Purchased intangible asset amortization	6,054	5,966
Non-cash stock compensation	1,631	1,573
Gross profit	$109,689	$98,554

Total segment income from operations	$56,661	$48,277

Less:
Corporate expenses (principally general and administrative)	27,840	25,966
Separation and transformation costs included in general and administrative	6,822	7,119
Gains, losses and other items, net	1,286	(98)
Purchased intangible asset amortization	6,054	5,966
Non-cash stock compensation	20,360	15,031
Loss from operations	$(5,701)	$(5,707)

11.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the three months ended June 30, 2018 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2018	$2,751	$5,292	$8,043
Restructuring charges and adjustments	1,286	—	1,286
Payments	(2,923)	(335)	(3,258)
June 30, 2018	$1,114	$4,957	$6,071

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheets.

Restructuring Plans

In the three months ended June 30, 2018, the Company recorded a total of $1.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense related to fiscal year 2018 restructuring plans primarily for associates in the United States required to render service until termination to receive the termination benefits. These costs are expected to be paid out in fiscal 2019.

In fiscal 2018, the Company recorded a total of $6.4 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges of $3.8 million, and lease accruals and adjustments of $2.6 million.

The associate-related accruals of $3.8 million related to the termination of associates in the United States and Europe. Of all amounts accrued for fiscal year 2018 associate-related plans, $0.7 million remained accrued as of June 30, 2018. These costs are expected to be paid out in fiscal 2019. The lease accruals and adjustments of $2.6 million result from the Company's exit from certain leased office facilities.

In fiscal 2017, the Company recorded a total of $8.9 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $3.8 million, lease accruals and adjustments of $3.0 million, and leasehold improvement write-offs of $2.1 million. Of the associate-related accruals of $3.8 million, $0.2 million remained accrued as of June 30, 2018. These costs are expected to be paid out in fiscal 2019. The lease accruals and adjustments of $3.0 million resulted from the Company's exit from certain leased office facilities ($1.5 million) and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million). Of the amount accrued for fiscal 2017 lease accruals, $2.3 million remained accrued as of June 30, 2018.

In fiscal 2016, the Company recorded a total of $12.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $8.6 million, lease termination charges and accruals of $3.0 million, and leasehold improvement write-offs of $0.4 million. Of the associate-related accruals of $8.6 million, $0.1 million remained accrued as of June 30, 2018. These amounts are expected to be paid out in fiscal 2019.

In fiscal 2015, the Company recorded a total of $21.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $13.3 million, lease accruals of $6.5 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $13.3 million, $0.3 million remained accrued as of June 30, 2018.  These amounts are expected to be paid out in fiscal 2019. Of the lease accruals of $6.5 million, $0.3 million remained accrued as of June 30, 2018.

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

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended
	June 30,
	2018	2017
Restructuring plan charges and adjustments	$1,286	$(100)
Other	—	2
	$1,286	$(98)

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

Commitments

The Company leases data processing equipment, office furniture and equipment, land and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 22 years years of $76.5 million.

In connection with the disposition of Acxiom Impact during fiscal 2017, the Company assigned a facility lease to the buyer of the business. The Company guaranteed the facility lease as required by the asset disposition agreement. Should the assignee default, the Company would be required to perform under the terms of the facility lease, which continues through September 2021. At June 30, 2018, the Company’s maximum potential future rent payments under this guarantee totaled $2.0 million.

13.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective income tax rate expected to be applicable for the full fiscal year. The estimated effective income tax rate for the current fiscal year is impacted by the reduction in the U.S. federal corporate income tax rate (discussed below), non-deductible stock-based compensation, state income taxes, research tax credits, and losses in foreign jurisdictions. State income taxes are influenced by the geographic and legal entity mix of the Company's U.S. income as well as the diversity of rules among the states. The Company does not record a tax benefit for certain foreign losses due to uncertainty of future utilization.

On December 22, 2017, the U.S. enacted significant tax law changes following the passage of H.R. 1, "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 "the Tax Act") (previously known as "The Tax Cuts and Jobs Act"). The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. We believe we have properly estimated our federal and state income tax liabilities for the impacts of the Tax Act, including provisional amounts under SAB No. 118 related to the rate change, the impact of increased bonus depreciation, and the effects on executive compensation deductions. The Tax Act may be subject to technical amendments, as well as interpretations and implementing of regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, we will continue to analyze the effects of the Tax Act and may record adjustments to provisional amounts during the measurement period ending no later than December 31, 2018. As of June 30, 2018, we have not changed the provisional estimates recognized in fiscal 2018. Any impacts to our income tax expense as a result of additional guidance will be recorded in the period in which the guidance is issued.

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

Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At June 30, 2018, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets measured at fair value as of June 30, 2018 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,344	$—	$—	$14,344
Total assets	$14,344	$—	$—	$14,344

15.     SUBSEQUENT EVENT

On July 2, 2018, the Company entered into a definitive agreement to sell Acxiom Marketing Solutions ("AMS") to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash, subject to customary closing adjustments. The transaction is subject to standard regulatory review, Acxiom shareholder approval and other customary closing conditions. In addition:

•	As required regulatory approvals are being sought and received, Acxiom intends to solicit shareholder approval for the transaction;

•	Once shareholder approval has been received, which is expected in the second quarter of fiscal 2019, the Company expects to report the results of AMS as discontinued operations;

•	The transaction is expected to close in the third quarter of fiscal 2019; and

•	The Company expects to report a gain on the sale.

The Company expects to realize approximately $1.7 billion in net cash proceeds, after taxes and fees. Following the closing, the Company intends to:

•	Retire its existing $230 million debt balance;

•	Initiate a $500 million cash tender offer for its common stock;

•	Increase its outstanding share repurchase authorization by up to an additional $500 million, and extend the duration of its program to December 31, 2020;

•	Use the remainder of the proceeds to fund its growth initiatives, strategic acquisition opportunities and meet its ongoing cash needs;

•	Transfer the Acxiom brand name and associated trademarks to IPG; and

•	Rename the Company LiveRamp Holdings, Inc. and, shortly thereafter, begin trading its common stock under the new ticker symbol “RAMP”.

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

Introduction and Overview

Acxiom Corporation is a global technology and services company with a vision to transform data into value for everyone. Through a simple, open approach to connecting systems and data, we provide the data foundation for the world’s best marketers. By making it safe and easy to activate, validate, enhance, and unify data, we provide marketers with the ability to deliver relevant messages at scale and tie those messages back to actual results. Our products and services enable people-based marketing, allowing our clients to generate higher return on investment and drive better omnichannel customer experiences.

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

Operating Segments

During the first quarter of fiscal 2019, the Company realigned its portfolio into two distinct business segments: LiveRamp, the identity infrastructure for powering exceptional customer experiences, and Acxiom Marketing Solutions, the leading provider of services for creating a unified approach to data-driven marketing. This realignment allows Acxiom to best meet client needs in a rapidly evolving marketplace, create a strong foundation for continued growth and enhance value for shareholders.

This structure configured Acxiom’s three previous segments into two, aligning key Audience Solutions’ assets to each. All identity assets including IdentityLink, AbiliTec® intellectual property and Acxiom’s TV integrations were consolidated under LiveRamp. The remaining Audience Solutions’ lines of business for data and data services were combined with Marketing Services to create Acxiom Marketing Solutions.

As a result of this organizational realignment, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed.

Our operating segments provide management with a comprehensive view of our key businesses based on how we manage our operations and measure results. Additional information related to our operating segments and geographic information is contained in Note 10 - Segment Information of the Notes to Condensed Consolidated Financial Statements.

LiveRamp

LiveRamp is the leading independent provider of identity and data connectivity for powering exceptional customer experiences. Through integrations with approximately 600 leading digital marketing platforms and data providers, we have become a key point of entry into the digital ecosystem, helping our clients eliminate data silos and unlock greater value from the marketing tools they use every day. We provide the foundational identity technology that enables our clients to engage consumers across any channel and measure the impact of marketing on sales. In addition, we operate as a neutral, open platform that enables all parts of the marketing ecosystem to connect and use data in responsible, ethical ways at scale.

IdentityLink

IdentityLink™ is our category leading identity resolution platform that connects people, data, and devices across the physical and digital world, powering privacy-compliant, people-based marketing that allows consumers to better connect with the brands and products they love. Leveraging the LiveRamp deterministic identity graph, IdentityLink first resolves a client’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be delivered to any of the 600 partners in our ecosystem through a process called "data onboarding" in order to support targeting, personalization and measurement use cases.

Targeting	Personalization	Measurement

Example	Example	Example
Clients can deploy targeted ads to known customers by using IdentityLink to upload data from first-, second-, and third-party data sources, resolve it to an omnichannel privacy-compliant link and then onboard to one of 600 LiveRamp partners.

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

Consumer privacy and data protection are at the center of how we design our products and services. Accordingly, IdentityLink operates in a SafeHaven® certified environment with technical, operational, and personnel controls designed to ensure our clients’ data is kept private and secure.

IdentityLink is sold to brands and the companies with which they partner to execute their marketing, including marketing technology providers, publishers and data providers.

•
IdentityLink for Brands and Agencies. IdentityLink allows brands and their agencies to execute people-based marketing by creating an omnichannel view of the consumer and activating for use across their choice of best-of-breed digital marketing platforms.

•
IdentityLink for Platforms and Publishers. IdentityLink provides marketing technology providers and digital publishers with the ability to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

•
IdentityLink for Data Owners. IdentityLink allows data owners to easily connect their data to the digital ecosystem and better monetize it. Data can be distributed directly to clients or made available through the IdentityLink Data Store feature. This adds value for brands as it allows them to augment their understanding of consumers, and increase both the extent of their reach to and depth of their understanding of customers and prospects.

We charge for IdentityLink on an annual subscription basis. Our subscription pricing is based primarily on data volume supported by our platform.

IdentityLink Data Store

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging LiveRamp’s common identity system and broad integration network, the IdentityLink Data Store is a data marketplace that seamlessly connects data owners’ audience data across the marketing ecosystem. The IdentityLink Data Store allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, the Data Store provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access high-quality third-party data from more than 150 data owners, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by IdentityLink. LiveRamp thoroughly vets all data sources to ensure any data listed on the Data Store is privacy safe and sourced ethically.

We generate revenue from the IdentityLink Data Store through revenue-sharing arrangements with data owners that are monetizing their data assets on our marketplace. This revenue is typically transactional in nature, tied to data volume purchased on the Data Store.

LiveRamp Revenue Model

LiveRamp recognizes revenue from the following sources: (i) subscription revenue, which consists of subscription fees from clients accessing our IdentityLink platform; and (ii) marketplace and other revenue, which primarily consists of revenue generated from data owners as well as certain publishers and addressable TV providers in the form of revenue-sharing arrangements. Our subscription pricing is tiered based on data volume supported by our platform. The majority of our subscription revenue is derived from subscriptions that are one year in duration and invoiced on a monthly basis, although some of our clients are entering into multi-year subscriptions that are invoiced annually.

Acxiom Marketing Solutions ("AMS")

Our AMS segment designs, builds and manages the unified foundation of data and technology that helps clients grow revenue, win new customers, increase customer loyalty, and optimize marketing spend in a privacy-safe environment. We help architect the foundation for data-driven marketing by delivering solutions that integrate customer and prospect data across the enterprise, thereby enabling our clients to establish a single view of the customer. In addition, we help our clients validate the accuracy of their data, enhance it with additional insight, and keep it up to date, enabling brands to reach desired audiences with highly relevant messages. Leveraging our suite of data services, clients can identify, segment, and differentiate their audiences for more effective and targeted marketing. Finally, we support our clients in navigating the complexities of consumer privacy regulation, making it easy and safe for them to use innovative technology, maintain choice in channels and media, and stay agile in this competitive era of the consumer. Together, these solutions and services allow our clients to generate higher return on marketing investments and, at the same time, drive better, more relevant customer experiences.

The AMS segment includes the following service offerings: Data Management, Audience Creation and Data Analytics.

•
Data Management. Our Data Management offering provides solutions that unify consumer data across an enterprise within a Unified Data Layer - a data environment that enables clients to execute relevant, people-based marketing across channels and devices. Our consumer marketing solutions, which we design, build, and manage for our clients, make it possible for our clients to collect and analyze information from all sources, thereby increasing customer acquisition, retention, and loyalty. Through our growing partner network, clients are able to integrate their data with best-of-breed marketing applications while respecting and protecting consumer privacy. We provide the connective tissue across the martech and adtech systems our clients use to establish an integrated, omnichannel consumer data foundation that can power all forms of marketing - from email, direct mail, display and search, to social, mobile, and more. We deploy a flexible, open, and modular approach that enables our clients to easily expand their marketing stack over time.

Data Management services are generally provided under long-term contracts. Our revenue consists primarily of recurring monthly billings, and to a lesser extent, other volume and variable based billings.

•
Audience Creation. Our Audience Creation offering comprises global third-party data products and services, including InfoBase®, digital data and global data. With data on over 2.5 billion addressable consumers, InfoBase provides the most comprehensive, accurate, and descriptive consumer data in the market. Example InfoBase audience data elements:

Clients can enhance their understanding of consumers and their preferences by appending InfoBase data to their own consumer profiles or purchase InfoBase data in list form for digital and offline customer acquisition. In addition, we sell our consumer data indirectly through more than 100 different digital publishers and martech platforms, including Google, OATH, Adobe and The Trade Desk, providing marketers with the ability to create and target specific audiences on those platforms. Our global data offerings are ethically sourced and developed using hundreds of data sources, each carefully evaluated, screened, and monitored for appropriate data collection and privacy policy practices including proper consumer notice and choice.

Our Audience Creation revenue includes licensing fees, which are typically in the form of recurring monthly billings, as well as transactional revenue based on volume or one-time usage. In addition, when our data is sold through indirect digital channels, we generate data revenue from certain digital publishers and martech platforms in the form of revenue sharing agreements.

•
Data Analytics. Our Data Analytics offering includes analytical and closed-loop measurement services that provide our clients with actionable insights to fuel people-based marketing across the full customer lifecycle. Our independent services help brands measure marketing ROI, attribute marketing impact, deepen audience insights, and predict likely consumer behavior.

Data Analytics revenue primarily consists of recurring monthly billings, as well as transactional revenue based on volume or one-time usage.

Summary

Together, our products and services form the “power grid” for data, the critical foundation for people-based marketing that brands need to engage consumers across today’s highly fragmented landscape of channels and devices. We provide industry-leading technology and services that power data-driven customer experiences in ways that are ethical, secure, and protect consumer privacy.

Summary Results and Notable Events

A summary of the quarter ended June 30, 2018 is presented below:

•	Revenues were $227.0 million, a 6.8% increase from $212.5 million in the same quarter a year ago.

•	Cost of revenue was $117.3 million, a 2.9% increase from $114.0 million in the same quarter a year ago.

•	Gross margin increased to 48.3% from 46.4% in the same quarter a year ago.

•	Total operating expenses were $115.4 million, a 10.7% increase from $104.3 million in the same quarter a year ago.

•	Cost of revenue and operating expenses for the quarters ended June 30, 2018 and 2017 include the following items:

◦	Non-cash stock compensation of $20.4 million and $15.0 million, respectively (cost of revenue and operating expenses)

◦	Purchased intangible asset amortization of $6.1 million and $6.0 million, respectively (cost of revenue)

◦	Separation and transformation costs of $6.8 million and $7.1 million, respectively (operating expenses)

•	Net loss was $3.0 million or $0.04 per diluted share compared to a net loss of $1.3 million or $0.02 per diluted share in the same quarter a year ago.

•	Net cash provided by operating activities of $17.2 million, a $12.2 million increase compared to $5.0 million in the same quarter a year ago.

•	The Company repurchased 1.9 million shares of its common stock for $45.8 million under the Company's common stock repurchase program.

This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended June 30, 2018.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Recent Developments

On July 2, 2018, the Company entered into a definitive agreement to sell AMS to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash, subject to customary closing adjustments. The transaction is subject to standard regulatory review, Acxiom shareholder approval and other customary closing conditions. In addition:

•	As required regulatory approvals are being sought and received, Acxiom intends to solicit shareholder approval for the transaction;

•	Once shareholder approval has been received, which is expected in the second quarter of fiscal 2019, the Company expects to report the results of AMS as discontinued operations;

•	The transaction is expected to close in the third quarter of fiscal 2019; and

•	The Company expects to report a gain on the sale.

The Company expects to realize approximately $1.7 billion in net cash proceeds, after taxes and fees. Following the closing, the Company intends to:

•	Retire its existing $230 million debt balance;

•	Initiate a $500 million cash tender offer for its common stock;

•	Increase its outstanding share repurchase authorization by up to an additional $500 million, and extend the duration of its program to December 31, 2020;

•	Use the remainder of the proceeds to fund its growth initiatives, strategic acquisition opportunities and meet its ongoing cash needs;

•	Transfer the Acxiom brand name and associated trademarks to IPG; and

•	Rename the Company LiveRamp Holdings, Inc. and, shortly thereafter, begin trading its common stock under the new ticker symbol “RAMP”.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2018	2017	Change
Revenues	$226,960	$212,514	7
Cost of revenue	117,271	113,960	3
Gross profit	109,689	98,554	11
Total operating expenses	115,390	104,261	11
Loss from operations	(5,701)	(5,707)	—
Net loss	(3,015)	(1,300)	132
Diluted loss per share	$(0.04)	$(0.02)	100

Revenues
The Company's revenues by reporting segment for the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
Revenues	2018	2017	Change
LiveRamp	$62,458	$46,757	34
Acxiom Marketing Solutions	164,502	165,757	(1)
Total revenues	$226,960	$212,514	7

Total revenues were $227.0 million, an increase of 6.8%, or $14.4 million, from $212.5 million in the same quarter a year ago. The impact of exchange rates was positive by approximately $1.3 million. Strong revenue growth in LiveRamp of $15.7 million was partially offset by a decline in AMS of $1.3 million. AMS was impacted by a decline of approximately $9 million from Facebook due to contract termination, offset partially by new logo wins and other volume and contract increases.

LiveRamp revenue for the quarter ended June 30, 2018 was $62.5 million, a $15.7 million, or 33.6%, increase compared to the same quarter a year ago. The increase was due to LiveRamp subscription growth of 38.4%. Marketplace and Other revenue growth of 15.0% was negatively impacted by an approximately $2 million decrease in revenue from the revenue-sharing arrangements due to a lost customer. On a geographic basis, U.S. LiveRamp revenue increased $14.1 million, or 33.5%, from the same quarter a year ago. International LiveRamp revenue increased $1.6 million, or 34.4%.

AMS revenue for the quarter ended June 30, 2018 was $164.5 million, a $1.3 million, or 0.8%, decrease compared to the same quarter a year ago. On a geographic basis, U.S. AMS revenue decreased $1.8 million, or 1.2%, due to Facebook reductions, offset partially by new logo wins and other volume and contract increases. International AMS revenue increased $0.6 million, or 4.2%. Excluding the favorable impact of exchange rates ($1.0 million), International AMS revenue decreased $0.4 million. By lines of business, Data Management revenue increased $4.4 million, Audience Creation revenue decreased $5.9 million and Data Analytics revenue increased $0.2 million.

Cost of revenue and Gross profit
The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2018	2017	Change
Cost of revenue	$117,271	$113,960	(1)
Gross profit	$109,689	$98,554	11
Gross margin %	48.3%	46.4%	4

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

Cost of revenue was $117.3 million for the quarter ended June 30, 2018, a $3.3 million, or 2.9%, increase from the same quarter a year ago. Gross margins increased to 48.3% compared to 46.4% in the prior year. The gross margin increase is due to the LiveRamp revenue increases and cost efficiencies. U.S. gross margins increased to 49.6% in the current year from 47.7% in the prior year again due to the LiveRamp revenue growth and cost efficiencies. International gross margins increased to 35.4% from 31.9%.

Operating Expenses
The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
Operating expenses	2018	2017	Change
Research and development	$24,536	$23,563	4
Sales and marketing	54,850	48,440	13
General and administrative	34,718	32,356	7
Gains, losses and other items, net	1,286	(98)	(1,412)
Total operating expenses	$115,390	$104,261	11

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $24.5 million for the quarter ended June 30, 2018, an increase of $1.0 million, or 4.1%, compared to the same quarter a year ago, and are 10.8% of total revenues compared to 11.1% in the prior year. The increase is due primarily to LiveRamp investments of $1.8 million.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $54.9 million for the quarter ended June 30, 2018, an increase of $6.4 million, or 13.2%, compared to the same quarter a year ago, and are 24.2% of total revenues compared to 22.8% in the prior year. The increase is due to primarily to LiveRamp investments of $9.6 million, which includes an increase in non-cash stock compensation of $4.7 million. The increase in non-cash stock compensation was due primarily to the PDP acquisition.

General and administrative (G&A): Represents operating expenses for all corporate functions, including finance, human resources, legal, corporate IT, and the corporate office.

G&A expenses were $34.7 million for the quarter ended June 30, 2018, an increase of $2.4 million, or 7.3%, compared to the same quarter a year ago, and are 15.3% of total revenues compared to 14.2% in the prior year. The increase is primarily headcount related to support business growth.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $1.3 million for the quarter ended June 30, 2018 increased $1.4 million compared to the same quarter a year ago from workforce reduction related severance costs.

Loss from Operations and Operating Margin
The Company’s loss from operations, as well as operating margin by segment, for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
	2018	2017
Operating income (loss) and margin:
LiveRamp	$9,203	$(97)

Acxiom Marketing Solutions	47,458	48,374

Less:
Corporate expenses	27,840	25,967
Purchased intangible asset amortization	6,054	5,966
Non-cash stock compensation	20,360	15,031
Separation and transformation costs	6,822	7,119
Gains, losses and other items, net	1,286	(98)
Loss from operations	$(5,701)	$(5,707)
Total operating margin	(2.8)%	(2.7)%

Loss from operations was $5.7 million for the quarter ended June 30, 2018 compared to $5.7 million for the same quarter a year ago. Operating margin was a negative 2.8% compared to a negative 2.7%.

LiveRamp income from operations was $9.2 million, a 14.7% margin, for the quarter ended June 30, 2018 compared to loss from operations of $0.1 million, a negative 0.2% margin, for the same quarter a year ago. A $16.0 million increase in gross profit was partially offset by R&D and S&M investments.

AMS income from operations was $47.5 million, a 28.8% margin, for the quarter ended June 30, 2018 compared to $48.4 million, a 29.2% margin, for the same quarter a year ago. U.S. margins decreased to 30.7% in the current quarter from 31.3% due to the decrease in Audience Creation revenue. International operating margins increased to 9.5% from 6.0% due to the revenue increase.

Corporate expenses were $27.8 million for the quarter ended June 30, 2018 compared to $26.0 million for the same quarter a year ago, and are 12.3% of total revenues compared to 12.2% in the prior year.

Other Expense, Income Taxes and Other Items
Interest expense was $2.8 million for the quarter ended June 30, 2018 compared to $2.3 million for the same quarter a year ago. The increase is primarily related to an increase in the average rate of approximately 60 basis points.

Other income was $0.5 million for the quarter ended June 30, 2018 compared to other expense of $0.7 million for the same quarter a year ago. Other income and expense primarily consists of interest income and foreign currency transaction gains and losses in each period reported. The prior year quarter includes $0.7 million expense for accelerated deferred debt costs related to the debt refinancing.

Income tax benefit was $5.0 million on pretax loss of $8.0 million for the quarter ended June 30, 2018 compared to income tax benefit of $7.4 million on pretax loss of $8.7 million for the same quarter last year. The effective tax rates for both periods were impacted by non-deductible stock-based compensation related to the Arbor and Circulate acquisitions. In the quarter ended June 30, 2018, the Company recognized a discrete tax benefit of $1.3 million related to net excess tax benefits from stock-based compensation compared to $1.5 million for the same quarter last year. The quarter ended June 30, 2018 was also impacted by the Tax Act's permanent reduction in the U.S. federal corporate income tax rate.

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at June 30, 2018 totaled $149.3 million, a $32.7 million decrease when compared to $182.0 million at March 31, 2018, due primarily to the repurchase of 1.9 million shares of common stock for $45.8 million.

The Company’s cash is primarily located in the United States.  Approximately $22.4 million of the total cash balance of $95.1 million, or approximately 23.6%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 66 days at June 30, 2018 compared to 61 days at March 31, 2018, and is calculated as follows (dollars in thousands):

	June 30, 2018	March 31, 2018
Numerator – trade accounts receivable, net	$163,767	$167,188
Denominator:
Quarter revenue	226,960	244,781
Number of days in quarter	91	90
Average daily revenue	$2,494	$2,720
Days sales outstanding	66	61

Net cash provided by operating activities was $17.2 million for the three months ended June 30, 2018, compared to $5.0 million in the same period a year ago.  The $12.2 million increase resulted primarily from favorable changes in working capital.

Investing activities used cash of $10.7 million during the three months ended June 30, 2018 compared to $10.5 million in the same period a year ago. Investing activities consisted primarily of capital expenditures ($4.4 million compared to $6.9 million in the prior period), capitalization of software ($3.6 million compared to $3.4 million in the prior period), and $2.5 million in the current year for a long-term investment.

Financing activities used cash of $52.6 million during the three months ended June 30, 2018 compared to $2.1 million in the same period a year ago. The current year primarily consisted of treasury stock purchases of $45.8 million (1.9 million shares of the Company's common stock pursuant to the board of directors' approved stock repurchase plan). The prior year consisted primarily of proceeds from the debt refinancing of $230.0 million which were used to pay off the outstanding $225 million term and revolving loan balances, with interest, along with $4.0 million in fees related to the restated credit agreement.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on March 30, 2018 (see Note 3 - Earnings Per Share).  Under the modified common stock repurchase program, the Company may purchase up to $500.0 million of its common stock through the period ending December 31, 2019. During the three months ended June 30, 2018, the Company repurchased 1.9 million shares of its common stock for $45.8 million.  Through June 30, 2018, the Company had repurchased a total of 22.0 million shares of its stock for $420.4 million, leaving remaining capacity of $79.6 million under the stock repurchase program.

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

Off-Balance Sheet Items and Commitments

In connection with the August 2016 disposition of Acxiom Impact, the Company assigned a facility lease to the buyer of the business. The Company guaranteed the facility lease as required by the asset disposition agreement. Should the assignee default, the Company would be required to perform under the terms of the facility lease, which continues through September 2021. At June 30, 2018, the Company's maximum potential future rent payments subject to this guarantee totaled $2.0 million.

There were no material outstanding letters of credit at June 30, 2018 or March 31, 2018.

Contractual Commitments
The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at June 30, 2018.  The table does not include the future payment of liabilities related to uncertain tax positions of $2.2 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2019 represent the remaining nine months ending March 31, 2019.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Term loan	$—	$—	$—	$—	$230,000	$—	$230,000
Other debt	991	1,362	348	—	—	—	2,701
Total long-term debt	991	1,362	348	—	230,000	—	232,701
Operating leases	12,482	16,063	15,464	14,539	8,099	9,836	76,483
Total contractual cash obligations	$13,473	$17,425	$15,812	$14,539	$238,099	$9,836	$309,184

	For the years ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Total purchase commitments	$33,891	$18,226	$9,298	$1,539	$338	$—	$63,292

Purchase commitments include contractual commitments for the purchase of data and open purchase orders for equipment, paper, office supplies, construction and other items.  Purchase commitments in some cases will be satisfied by entering into future operating leases, capital leases, or other financing arrangements, rather than payment of cash.  The above commitments relating to long-term obligations do not include future payments of interest.  The Company estimates future interest payments on debt for the remainder of fiscal 2019 of $9.2 million.

The following are contingencies or guarantees under which the Company could be required, in certain circumstances, to make cash payments as of June 30, 2018 (dollars in thousands):

Lease guarantees	$1,972
Surety bonds	$405

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

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2018 Annual Report.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2018 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2018 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report.

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

•
statements of the plans and objectives of management for future operations, including, but not limited to, those statements contained under the heading “Growth Strategy” in Part I, Item 1 of the Company's 2018 Annual Report on Form 10-K;

•
statements of future economic performance, including, but not limited to, those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2018 Annual Report on Form 10-K;

•	statements containing any assumptions underlying or relating to any of the above statements; and

•	statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•	the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's 2018 Annual Report and those described from time to time in our future reports filed with the SEC;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2018, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018 (the "2018 Form 10-K"), which was filed with the Securities and Exchange Commission on May 25, 2018, remain current in all material respects.  We are updating the risk factors in our 2018 Form 10-K to include the following additional risk factors. The following risk factors should be read in conjunction with the risk factors discussed in Part 1, Item 1A of our 2018 Form 10-K. The risk factors in our 2018 Form 10-K, as updated to include the risk factors below, do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected.  In these circumstances, the market price of our common stock could decline.

The announcement and pendency of our sale of the Acxiom Marketing Solutions business (the “AMS Business”) to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash, subject to customary closing adjustments (the “AMS Sale”), and the planned Holdco Merger and LLC Conversion (each, as defined below, and, together with the AMS Sale, the “AMS Sale and Reorganization”) whether or not consummated, may adversely affect our business.

The announcement and pendency of the AMS Sale and Reorganization, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with clients, vendors and employees. As a result of the announcement and pendency of the AMS Sale and Reorganization, third parties may be unwilling to enter into material agreements with respect to our business. New or existing clients, vendors and other business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell a portion of their business because clients and business partners may perceive that such new relationships are likely to be more stable. In addition, pending the completion of the AMS Sale and Reorganization, we may be unable to attract and retain key personnel as our employees may become concerned about the future of our business and lose focus or seek other employment. Furthermore, our management’s focus and attention and employee resources may be diverted from operational matters during the pendency of the AMS Sale and Reorganization. The Membership Interest Purchase Agreement dated as of July 2, 2018 by and among IPG, LiveRamp, Inc., our wholly owned subsidiary (“LiveRamp”), Acxiom Holdings, Inc., our wholly owned subsidiary (“Holdco”), and us (the “Purchase Agreement”) also imposes certain restrictions on the conduct of our business prior to the completion of the AMS Sale and Reorganization, which could delay or prevent us from undertaking business opportunities that may arise pending completion of the AMS Sale and Reorganization. In the event that the AMS Sale and Reorganization is not completed, the announcement of the termination of the Purchase Agreement may also adversely affect the trading price of our common stock, our business or our relationships with clients, vendors and employees.

We cannot be sure if or when the AMS Sale and Reorganization will be completed.

The consummation of the AMS Sale and Reorganization is subject to the satisfaction or waiver of various conditions, including the authorization of the AMS Sale by our stockholders and the authorization of our holding company merger with Holdco (the “Holdco Merger”) and our conversion into a limited liability company organized under the laws of the State of Delaware (the “LLC Conversion”) by our stockholders. We cannot guarantee that the closing conditions set forth in the Purchase Agreement or related documents will be satisfied. If we are unable to satisfy the closing conditions in IPG’s favor, or if other mutual closing conditions are not satisfied, IPG will not be obligated to complete the AMS Sale.

If the AMS Sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives to the AMS Sale that may be available, which alternatives may not be as favorable to our stockholders as the AMS Sale. Any future sale of substantially all of our assets or other transactions may be subject to further stockholder approval.

If we fail to complete the AMS Sale and Reorganization, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations, and financial condition. If we fail to complete the AMS Sale and Reorganization, we expect that we will also retain and continue to operate the AMS Business. The potential for loss or disaffection of employees or clients or vendors of the AMS Business following a failure to consummate the AMS Sale could have a material, negative impact on the value of our business.

In addition, if the AMS Sale and Reorganization are not consummated, our management and other employees will have expended extensive time and effort and their focus and attention will have been diverted from operational matters during the pendency of AMS Sale and Reorganization, and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

The Purchase Agreement limits our ability to pursue alternatives to the AMS Sale and Reorganization.

The Purchase Agreement contains provisions that prohibit us from selling the AMS Business to any party other than IPG. The Purchase Agreement also contains provisions that make it more difficult for us to sell the entire Company. These provisions include the prohibition on our ability to solicit a competing proposal with respect to the AMS Sale and the requirement that we pay a termination fee equal to $86.25 million or, in certain circumstances, up to $15 million of expenses (which is creditable toward the termination fee if it is also payable) if the Purchase Agreement is terminated in specified circumstances. These provisions could make it less advantageous for a third party that might have an interest in acquiring us to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by IPG.

Because our LiveRamp business (the “LiveRamp Business”) represented a relatively small portion of our consolidated revenue for the fiscal year ended March 31, 2018, if the AMS Sale and Reorganization are completed, our business will be substantially different and may never achieve or sustain profitability.

The revenue generated from our LiveRamp Business for the fiscal year ended March 31, 2018 constituted approximately 24% of our consolidated revenue for that fiscal year. Although we expect the revenue generated from our LiveRamp Business to grow in the future, our business will be substantially different following the AMS Sale and Reorganization, and there can be no assurance that we will achieve sustained growth in our LiveRamp Business, achieve or sustain profitability in our LiveRamp Business, or generate positive cash flows from our LiveRamp Business, or in new products or business opportunities we may pursue.

In addition, since our focus following the closing of the AMS Sale and Reorganization will be on our LiveRamp Business, our management may face even greater expectations from investors and analysts to more quickly produce improved quarterly financial results for our LiveRamp Business as compared to the periods prior to the AMS Sale and Reorganization. This might cause distractions for our management and our board of directors and might at times conflict with our desire to build long-term stockholder value.

Our stockholders will not receive any distribution from the AMS Sale and Reorganization, and may never receive any return of value.

We currently intend to use the net proceeds from the AMS Sale to, among other things, pay the approximately $230 million balance of our outstanding loans under the Sixth Amended and Restated Credit Agreement, dated as of June 20, 2017, by and among the Company and the financial institutions party thereto from time to time as lenders, and related fees, to initiate a $500 million cash tender offer for our common stock, increase our outstanding share repurchase authorization by up to $500 million, and extend the duration of the program to December 31, 2020, and to fund growth initiatives, strategic acquisition opportunities and meet on going cash needs. However, there is no guarantee that the cash tender offer or increase or extension in the share repurchase program will occur.

In addition, we have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Stockholders also do not have appraisal rights in connection with the AMS Sale and Reorganization. Stockholders will not directly receive any liquidity from the AMS Sale and Reorganization and the only return to them will be based on any future appreciation in our stock price or upon a future sale or liquidation of us. Much depends on our future business, including the success or failure of our LiveRamp Business. There are no assurances that we will be successful, and current stockholders may never get a return on their investment.

There can be no assurances that we will be successful in investing the proceeds of the AMS Sale.

The process to identify potential investment opportunities, growth initiatives, strategic acquisition opportunities and to evaluate the future returns therefrom and business prospects thereof can be time consuming and uncertain. Our management could spend or invest the proceeds from the AMS Sale in ways with which our stockholders may not agree, and our management and the board of directors may authorize such spending or investment without seeking stockholder approval. The investment of these proceeds may not yield a favorable return and there can be no assurances that we will be successful in the investment of these proceeds.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the AMS Sale and Reorganization.

After the AMS Sale and Reorganization, we will continue to be required to comply with the applicable reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and NASDAQ, and will incur significant legal, accounting and other expenses in connection with that compliance. In addition, our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives.

We may be exposed to litigation related to the AMS Sale and Reorganization from the holders of our common stock.

Transactions such as the AMS Sale and Reorganization are often subject to lawsuits by stockholders. Particularly because the holders of our common stock will not receive any consideration from the AMS Sale and Reorganization, it is possible that they may sue the Company or the board of directors. Such lawsuits could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)The table below provides information regarding purchases by Acxiom of its common stock during the periods indicated.

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
April 2018	1,291,374	23.93	1,291,374	$94,458,537
May 2018	561,697	26.45	561,697	79,600,656
June 2018	—	—	—	79,600,656
Total	1,853,071	24.70	1,853,071	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on March 30, 2018. Under the modified common stock repurchase program, the Company may purchase up to $500.0 million of its common stock through the period ending December 31, 2019. Through June 30, 2018, the Company had repurchased a total of 22.0 million shares of its stock for $420.4 million, leaving remaining capacity of $79.6 million under the stock repurchase program.

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statement of Equity for the Three Months ended June 30, 2018, (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2018, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acxiom Corporation

Dated: August 9, 2018

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
Chief Financial Officer & Executive Vice President
(principal financial and accounting officer)