Form 10-Q
period 2018-09-30
LiveRamp Holdings, Inc.
filed 2018-11-01
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----- to -----

Commission file number 1-38669

LiveRamp Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	83-1269307 (I.R.S. Employer Identification No.)

225 Bush Street, Seventeenth Floor San Francisco, CA (Address of Principal Executive Offices)	94104 (Zip Code)

(866) 352-3267 (Registrant's Telephone Number, Including Area Code)

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of October 29, 2018 was 78,815,696.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
September 30, 2018

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$87,047	$140,018
Trade accounts receivable, net	41,110	52,047
Refundable income taxes	19,285	9,977
Other current assets	23,196	20,173
Assets held for sale	703,004	138,374
Total current assets	873,642	360,589

Property and equipment, net of accumulated depreciation and amortization	28,485	32,340
Software, net of accumulated amortization	9,513	13,970
Goodwill	204,869	203,639
Deferred income taxes	26,312	10,703
Deferred commissions, net	8,490	—
Other assets, net	36,481	37,854
Assets held for sale	—	550,402
	$1,187,792	$1,209,497
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$—	$1,583
Trade accounts payable	15,854	18,759
Accrued payroll and related expenses	14,329	13,774
Other accrued expenses	44,434	39,624
Deferred revenue	2,982	4,506
Liabilities held for sale	97,163	100,353
Total current liabilities	174,762	178,599

Long-term debt	226,307	227,837
Deferred income taxes	15,952	40,243
Other liabilities	10,093	10,016
Other liabilities held for sale	—	3,707
Commitments and contingencies
Stockholders' equity:
Common stock	13,836	13,609
Additional paid-in capital	1,277,614	1,235,679
Retained earnings	658,666	628,331
Accumulated other comprehensive income	10,192	10,767
Treasury stock, at cost	(1,199,630)	(1,139,291)
Total equity	760,678	749,095
	$1,187,792	$1,209,497

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	September 30,
	2018	2017
Revenues	$64,812	$54,013
Cost of revenue	24,466	24,009
Gross profit	40,346	30,004
Operating expenses:
Research and development	16,940	15,599
Sales and marketing	35,940	25,981
General and administrative	25,176	23,724
Gains, losses and other items, net	489	2,833
Total operating expenses	78,545	68,137
Loss from operations	(38,199)	(38,133)
Total other income (expense)	(281)	263
Loss from continuing operations before income taxes	(38,480)	(37,870)
Income taxes (benefit)	2,700	(11,869)
Net loss from continuing operations	(41,180)	(26,001)
Earnings from discontinued operations, net of tax	61,803	22,665
Net earnings (loss)	$20,623	$(3,336)

Basic earnings (loss) per share:
Continuing operations	$(0.53)	$(0.33)
Discontinued operations	0.80	0.29
Net earnings (loss)	$0.27	$(0.04)

Diluted earnings (loss) per share:
Continuing operations	$(0.53)	$(0.33)
Discontinued operations	0.80	0.29
Net earnings (loss)	$0.27	$(0.04)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the six months ended
	September 30,
	2018	2017
Revenues	$127,283	$100,770
Cost of revenue	48,120	48,070
Gross profit	79,163	52,700
Operating expenses:
Research and development	33,910	30,439
Sales and marketing	69,263	50,072
General and administrative	43,300	47,311
Gains, losses and other items, net	491	2,830
Total operating expenses	146,964	130,652
Loss from operations	(67,801)	(77,952)
Total other income (expense)	75	(317)
Loss from continuing operations before income taxes	(67,726)	(78,269)
Income taxes (benefit)	1,272	(25,189)
Net loss from continuing operations	(68,998)	(53,080)
Earnings from discontinued operations, net of tax	86,606	48,444
Net earnings (loss)	$17,608	$(4,636)

Basic earnings (loss) per share:
Continuing operations	$(0.89)	$(0.67)
Discontinued operations	1.12	0.61
Net earnings (loss)	$0.23	$(0.06)

Diluted earnings (loss) per share:
Continuing operations	$(0.89)	$(0.67)
Discontinued operations	1.12	0.61
Net earnings (loss)	$0.23	$(0.06)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	September 30,
	2018	2017
Net earnings (loss)	$20,623	$(3,336)
Other comprehensive income:
Change in foreign currency translation adjustment	1,293	759
Comprehensive income (loss)	$21,916	$(2,577)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2018	2017
Net earnings (loss)	$17,608	$(4,636)
Other comprehensive loss:
Change in foreign currency translation adjustment	(575)	1,411
Comprehensive income (loss)	$17,033	$(3,225)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	12,727	—	—	—	12,727
Employee stock awards, benefit plans and other issuances	439,337	44	8,077	—	—	(496,055)	(14,624)	(6,503)
Non-cash stock-based compensation from continuing operations	240,584	24	34,068	—	—	—	—	34,092
Restricted stock units vested	1,596,551	159	(159)	—	—	—	—	—
Warrant exercises	—	—	(51)	—	—	3,488	51	—
Acquisition of treasury stock	—	—	—	—	—	(1,853,071)	(45,766)	(45,766)
Comprehensive income:
Foreign currency translation	—	—	—	—	(575)	—	—	(575)
Net earnings	—	—	—	17,608	—	—	—	17,608
Balances at September 30, 2018	138,356,148	$13,836	$1,277,614	$658,666	$10,192	(60,650,555)	$(1,199,630)	$760,678

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$17,608	$(4,636)
Earnings from discontinued operations, net of tax	(86,606)	(48,444)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	16,540	18,931
Loss on disposal or impairment of assets	475	2,125
Provision for doubtful accounts	631	262
Accelerated deferred debt costs	—	720
Deferred income taxes	12,444	(2,632)
Non-cash stock compensation expense	35,465	25,666
Changes in operating assets and liabilities:
Accounts receivable, net	(2,649)	(4,675)
Deferred commissions	(2,047)	—
Other assets	(12,480)	(1,136)
Accounts payable and other liabilities	(7,276)	(3,804)
Deferred revenue	(1,515)	(1,228)
Net cash used in operating activities	(29,410)	(18,851)

Cash flows from investing activities:
Capitalized software development costs	(1,322)	(1,213)
Capital expenditures	(2,035)	(2,687)
Equity investments	(2,500)	—
Net cash received from disposition	—	4,000
Net cash provided by (used in) investing activities	(5,857)	100

Cash flows from financing activities:
Proceeds from debt	—	230,000
Payments of debt	(3,293)	(226,150)
Fees for debt refinancing	(300)	(4,001)
Sale of common stock, net of stock acquired for withholding taxes	(6,503)	3,695
Acquisition of treasury stock	(45,766)	(19,776)
Net cash used in financing activities	(55,862)	(16,232)
Net cash used in continuing operations	$(91,129)	$(34,983)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2018	2017
Cash flows from discontinued operations:
Net cash provided by operating activities	$54,316	$52,120
Net cash used in investing activities	(14,502)	(18,185)
Effect of exchange rate changes on cash	(172)	111
Net cash provided by discontinued operations	39,642	34,046
Net cash used in continuing and discontinued operations	(51,487)	(937)

Effect of exchange rate changes on cash	(1,484)	609

Net change in cash and cash equivalents	(52,971)	(328)
Cash and cash equivalents at beginning of period	140,018	168,680
Cash and cash equivalents at end of period	$87,047	$168,352

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	115	229

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

On September 20, 2018, we implemented a holding company reorganization, as a result of which Acxiom Holdings, Inc. became the successor issuer to Acxiom Corporation. On October 1, 2018, we changed our name to LiveRamp Holdings, Inc. ("LiveRamp"). References to "we", "us", "our", "Registrant", or the "Company" for events that occurred prior to September 20, 2018 refer to Acxiom Corporation and its subsidiaries; for events that occurred from September 20, 2018 to October 1, 2018, to Acxiom Holdings, Inc. and its subsidiaries; and after October 1, 2018, to LiveRamp Holdings, Inc. and its subsidiaries.

These condensed consolidated financial statements have been prepared by LiveRamp, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Registrant’s management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2018 (“2018 Annual Report”), as filed with the SEC on May 25, 2018.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2018 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2019.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 719): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a stock-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a stock-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 is effective for the Company beginning in fiscal 2019. We adopted the standard in the current fiscal quarter, and adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Costs of Obtaining Customer Contracts
The Company previously recognized commission payments made for obtaining a contract as an operating expense when incurred. Under Topic 606, the Company capitalizes incremental costs to acquire contracts and amortizes them over the expected period of benefit, which we have determined to be four years. As of September 30, 2018, the remaining unamortized contract costs were $8.5 million and are included in deferred commissions, net, in the condensed consolidated balance sheet. Net capitalized costs of $2.0 million were recorded as a reduction to operating expense for the six months ended September 30, 2018. No impairment was recognized for the six months ended September 30, 2018.

Impacts on Financial Statements

Condensed Consolidated Balance Sheet	Impact of changes in accounting policies
	As reported September 30, 2018	Adjustments	Balances without adoption of Topic 606
Deferred commissions, net	8,490	(8,490)	—
Others	1,179,302	—	1,179,302
Total assets	$1,187,792	$(8,490)	$1,179,302

Deferred income taxes	15,952	(2,281)	13,671
Others	411,162	—	411,162
Total liabilities	427,114	(2,281)	424,833

Retained earnings	658,666	(6,209)	652,457
Other equity	102,012	—	102,012
Total equity	760,678	(6,209)	754,469
Total liabilities and equity	$1,187,792	$(8,490)	$1,179,302

Condensed Consolidated Statement of Operations	Impact of changes in accounting policies
	As reported for the six months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Revenues	$127,283	$—	$127,283
Cost of revenue	48,120	—	48,120
Gross profit	$79,163	$—	$79,163

Operating expenses:
Sales and marketing	$69,263	$2,047	$71,310
Other operating expenses	77,701	—	77,701
Total operating expenses	146,964	2,047	149,011

Loss from operations	(67,801)	(2,047)	(69,848)
Total other income	75	—	75
Loss from continuing operations before income taxes	(67,726)	(2,047)	(69,773)
Income taxes (benefit)	1,272	(487)	785
Net loss from continuing operations	$(68,998)	$(1,560)	$(70,558)

Condensed Consolidated Statement of Comprehensive Income	Impact of changes in accounting policies
	As reported for the six months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Net earnings	$17,608	$(1,560)	$16,048
Other comprehensive loss:
Change in foreign currency translation adjustment	(575)	—	(575)
Comprehensive income	$17,033	$(1,560)	$15,473

Condensed Consolidated Statement of Cash Flows	Impact of changes in accounting policies
	As reported for the six months ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Net earnings	$17,608	$(1,560)	$16,048
Earnings from discontinued operations	(86,606)	—	(86,606)
Adjustments for:
Deferred income taxes	12,444	(487)	11,957
Others	53,111	—	53,111
Changes in:
Accounts receivable, net	(2,649)	—	(2,649)
Deferred commissions	(2,047)	2,047	—
Other assets	(12,480)	—	(12,480)
Accounts payable and other liabilities	(7,276)	—	(7,276)
Deferred revenue	(1,515)	—	(1,515)
Net cash from operating activities	(29,410)	—	(29,410)
Net cash from investing activities	(5,857)	—	(5,857)
Net cash from financing activities	(55,862)	—	(55,862)
Net cash from discontinued operations	39,642	—	39,642
Effect of exchange rate changes on cash	(1,484)	—	(1,484)

Net change in cash and cash equivalents	(52,971)	—	(52,971)
Cash and cash equivalents at beginning of period	140,018	—	140,018
Cash and cash equivalents at end of period	$87,047	$—	$87,047

Disaggregation of Revenue
In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the six months ended
	September 30,
Primary Geographical Markets	2018	2017
United States	$116,195	$91,271
Europe	8,710	7,830
APAC	2,378	1,669
	$127,283	$100,770

Major Offerings/Services
Subscription	106,190	79,369
Marketplace and Other	21,093	21,401
	$127,283	$100,770

Transaction Price Allocated to the Remaining Performance Obligations
We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $168.0 million as of September 30, 2018. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2021 with the balance recognized thereafter.

3. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic earnings (loss) per share:
Net loss from continuing operations	$(41,180)	$(26,001)	$(68,998)	$(53,080)
Earnings from discontinued operations, net of tax	61,803	22,665	86,606	48,444
Net earnings (loss)	$20,623	$(3,336)	$17,608	$(4,636)

Basic weighted-average shares outstanding	77,448	79,235	77,192	78,954

Continuing operations	$(0.53)	$(0.33)	$(0.89)	$(0.67)
Discontinued operations	0.80	0.29	1.12	0.61
Basic earnings (loss) per share	$0.27	$(0.04)	$0.23	$(0.06)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	77,448	79,235	77,192	78,954
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	—	—	—
Diluted weighted-average shares outstanding	77,448	79,235	77,192	78,954

Continuing operations	$(0.53)	$(0.33)	$(0.89)	$(0.67)
Discontinued operations	0.80	0.29	1.12	0.61
Diluted earnings (loss) per share	$0.27	$(0.04)	$0.23	$(0.06)

Due to the net loss from continuing operations during the three and six months ended September 30, 2018 and 2017, respectively, the dilutive effect of options, warrants and restricted stock units covering 3.6 million and 2.5 million shares of common stock, respectively, was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

Additional options, warrants to purchase shares of common stock, and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because the effect was anti-dilutive are shown below (shares in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Number of shares outstanding under options, warrants and restricted stock units plans	29	1,308	69	324
Range of exercise prices for options	N/A	$32.85	N/A	$32.85

Stockholders’ Equity

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on October 25, 2018.  On that date, the board of directors authorized a $500 million increase to the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1 billion of its common stock through the period ending December 31, 2020.

During the six months ended September 30, 2018, the Company repurchased 1.9 million shares of its common stock for $45.8 million.  Through September 30, 2018, the Company had repurchased a total of 22.0 million shares of its stock for $420.4 million, leaving remaining capacity of $579.6 million under the stock repurchase program.

On October 25, 2018, the board of directors authorized a Dutch auction tender offer (the "Offer") to purchase shares of its outstanding common stock at an initial aggregate purchase price not to exceed $500 million, plus up to 2% of the Company's outstanding shares of common stock in accordance with the rules and regulations of the SEC. The full details of the terms and conditions of the Offer will be set forth at a later date in an Offer to Purchase and a Letter of Transmittal upon approval of the Executive Committee of the board of directors.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $10.2 million and $10.8 million at September 30, 2018 and March 31, 2018, respectively, reflect accumulated foreign currency translation adjustments.

4. DISPOSITION:

On July 2, 2018, the Company entered into a definitive agreement to sell its Acxiom Marketing Solutions business (“AMS”) to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. As required regulatory approvals were being sought and received, the Company solicited and received shareholder approval for the transaction. Shareholder approval was received on September 20, 2018, and the Company began reporting the financial information pertaining to AMS as a component of discontinued operations in the condensed consolidated financial statements. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results.

The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments and transaction costs of $38.5 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and interest. The Company plans to use further proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes. The Company expects to report a gain on the sale.

Summary results of operations of AMS for the three and six months ended September 30, 2018 and 2017, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$167,696	$171,227	$332,185	$336,984
Cost of revenue	95,218	91,063	188,835	180,962
Gross profit	72,478	80,164	143,350	156,022
Operating expenses:
Research and development	7,352	8,414	14,918	17,137
Sales and marketing	21,106	24,137	42,633	48,486
General and administrative	27,789	8,200	44,383	16,969
Gains, losses and other items, net	1,369	827	2,653	732
Total operating expenses	57,616	41,578	104,587	83,324
Income from discontinued operations	14,862	38,586	38,763	72,698
Interest expense	(2,864)	(2,524)	(5,702)	(4,866)
Other, net	(145)	(71)	23	(163)
Earnings from discontinued operations before income taxes	11,853	35,991	33,084	67,669
Income taxes (benefit)	(49,950)	13,326	(53,522)	19,225
Earnings from discontinued operations, net of tax	$61,803	$22,665	$86,606	$48,444

Substantially all of the interest expense was allocated to discontinued operations.

Included in income tax benefit from discontinued operations for the three and six months ended September 30, 2018 is approximately $45.6 million related to the recognition of deferred tax assets for net basis differences of AMS business subsidiaries.

The carrying amounts of the major classes of assets and liabilities of AMS are segregated and included in assets and liabilities held for sale in the condensed consolidated balance sheets. The following is a reconciliation of the assets and liabilities held for sale (dollars in thousands):

	September 30, 2018	March 31, 2018
	(Unaudited)	(Unaudited)
Cash and cash equivalents	$6,731	$2,261
Trade accounts receivable, net	122,507	115,141
Refundable income taxes	30	—
Other current assets	23,920	20,972
Property and equipment, net	116,338	124,193
Software, net	21,093	21,014
Goodwill	390,649	392,356
Purchased software licenses, net	6,594	7,502
Deferred income taxes	1,538	1,522
Deferred commissions, net	11,929	—
Other assets, net	1,675	3,815
Assets held for sale	$703,004	$688,776

Trade accounts payable	30,755	27,929
Accrued payroll and related expenses	21,893	28,725
Other accrued expenses	18,446	16,241
Deferred revenue	23,486	27,214
Income taxes payable	—	244
Other liabilities	2,583	3,707
Liabilities held for sale	$97,163	$104,060

5. SHARE-BASED COMPENSATION:

Share-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2018, there were a total of 13.0 million shares available for future grants under the plans.

During the quarter ended September 30, 2018, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan to increase the number of shares available under the plan from 32.9 million shares to 37.9 million shares, bringing the total number of shares reserved for issuance since inception of all plans from 37.3 million shares at June 30, 2018 to 42.3 million shares at September 30, 2018. The amendment received shareholder approval at the September 20, 2018 annual shareholders' meeting.

Stock Option Activity of Continuing Operations
Stock option activity for the six months ended September 30, 2018 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2018	2,456,184	$13.30
Exercised	(273,009)	$9.59		$7,144
Forfeited or canceled	(18,646)	$19.07
Outstanding at September 30, 2018	2,164,529	$13.72	4.9	$75,248
Exercisable at September 30, 2018	1,951,500	$14.43	4.7	$66,462

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between Acxiom’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on September 30, 2018.  This amount changes based upon changes in the fair market value of Acxiom’s common stock.

A summary of stock options outstanding and exercisable as of September 30, 2018 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	478,039	5.4 years	$1.37	341,363	$1.35
$10.00	—	$19.99	1,043,507	4.1 years	$14.62	967,154	$14.39
$20.00	—	$24.99	636,293	5.9 years	$21.31	636,293	$21.31
$25.00	—	$32.85	6,690	5.1 years	$32.85	6,690	$32.85
			2,164,529	4.9 years	$13.72	1,951,500	$14.43

Total expense related to stock options for the six months ended September 30, 2018 and 2017 was approximately $1.7 million and $2.7 million, respectively. Future expense for these options is expected to be approximately $4.3 million in total over the next three years.

Performance Stock Option Unit Activity
Performance stock option unit activity for the six months ended September 30, 2018 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2018	322,823	$21.42
Forfeited or canceled	(186,090)	$21.41
Outstanding at September 30, 2018	136,733	$21.44	1.6	$3,698
Exercisable at September 30, 2018	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2018, 161,412 reached maturity of the relevant performance period at March 31, 2018.  The units attained a 0% attainment level. As a result, they were cancelled in the current fiscal quarter.

Total expense related to performance stock option units for the six months ended September 30, 2018 and 2017 was not material in both periods.  Future expense for these performance stock option units is expected to be approximately $0.8 million in total over the next three years.

Restricted Stock Unit Activity
During the six months ended September 30, 2018, the Company granted time-vesting restricted stock units covering 1,383,409 shares of common stock with a fair value at the date of grant of $40.3 million. Of the restricted stock units granted in the current period, 197,115 vest in equal annual increments over four years, 1,172,263 vest 25% at the one-year anniversary and 75% in equal quarterly increments over the subsequent three years, and 14,031 vest in one year. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

Time-vesting restricted stock unit activity for the six months ended September 30, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	2,702,497	$24.60	2.34
Granted	1,383,409	$29.15
Vested	(745,573)	$23.94
Forfeited or canceled	(200,222)	$25.18
Outstanding at September 30, 2018	3,140,111	$26.73	2.71

During the six months ended September 30, 2018, the Company granted performance-based restricted stock units covering 186,539 shares of common stock having a fair value at the date of grant of $5.8 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 186,539 units may vest in a number of shares from 25% to 200% of the award, based on the total shareholder return of Acxiom common stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2018 to March 31, 2021.

Non-vested performance-based restricted stock unit activity for the six months ended September 30, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	561,018	$25.58	1.67
Granted	186,539	$31.07
Forfeited or canceled	(110,536)	$25.08
Outstanding at September 30, 2018	637,021	$27.28	1.56

Total expense related to restricted stock for the six months ended September 30, 2018 and 2017 was approximately $17.5 million and $14.9 million, respectively.  Future expense for restricted stock units is expected to be approximately $20.5 million for the six months ending March 31, 2019, $29.2 million in fiscal 2020, $19.8 million in fiscal 2021, $10.5 million in fiscal 2022, and $1.4 million in fiscal 2023.

Other Performance Unit Activity
Other performance-based stock unit activity for the six months ended September 30, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	111,111	$5.33	-
Vested	(45,364)	$5.33
Forfeited or canceled	(65,747)	$5.33
Outstanding at September 30, 2018	—	$—	-

The 111,111 performance-based units outstanding at March 31, 2018 reached maturity of the relevant performance period on March 31, 2018. The units achieved a 100% performance attainment level. However, application of the share price adjustment factor resulted in a 59% reduction in shares vested in the current fiscal quarter.

During the six months ended September 30, 2018, shares having a fair value of approximately $14.6 million were withheld from the units vested and exercised in the tables above. The withheld shares represented the value of employee payroll tax withholding for taxable stock-based compensation awards. The $14.6 million fair value resulted in the return of 496,055 shares to treasury stock and is included in sale of common stock, net of stock acquired for withholding taxes in the condensed consolidated statements of cash flows.

Share-based Compensation Plan Activity Related to Discontinued Operations
Total share-based compensation expense related to discontinued operations for the six months ended September 30, 2018 and 2017 was $5.7 million and $5.2 million, respectively.

Consideration Holdback
As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”). Total expense related to the Holdback Agreements for the six months ended September 30, 2018 and 2017 was $7.7 million in each period.  Through September 30, 2018, the Company had recognized a total of $28.1 million expense related to the Holdback Agreements. Future expense related to the Holdback Agreements is expected to be approximately $10.2 million over the next two fiscal years.

Pacific Data Partners ("PDP") Assumed Performance Plan
In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the 2018 Equity Compensation Plan of Pacific Data Partners, LLC ("PDP PSU plan"). Total expense related to the PDP PSU plan for the six months ended September 30, 2018 was $7.9 million. Through September 30, 2018, the Company had recognized a total of $9.8 million related to the PDP PSU plan. Future expense is expected to be approximately $7.9 million in fiscal 2019, $15.8 million in fiscal 2020, $15.8 million in fiscal 2021, and $15.7 million in fiscal 2022, based on expectations of full attainment. At March 31, 2018, the recognized, but unpaid, portion balance related to the PDP PSU plan in other accrued expenses in the condensed consolidated balance sheet was $8.9 million.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2018	March 31, 2018
Prepaid expenses and other	$7,973	$6,622
Assets of non-qualified retirement plan	15,223	13,551
Other current assets	$23,196	$20,173

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2018	March 31, 2018
Acquired intangible assets, net	$28,969	$33,922
Other miscellaneous noncurrent assets	7,512	3,932
Other assets, net	$36,481	$37,854

7. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2018	March 31, 2018
Liabilities of non-qualified retirement plan	15,223	13,551
Other miscellaneous accrued expenses	29,211	26,073
Other accrued expenses	$44,434	$39,624

8. GOODWILL AND INTANGIBLE ASSETS:

Goodwill for the six months ended September 30, 2018 (dollars in thousands) was as follows:

Total
Balance at March 31, 2018	$203,639
Reallocation from AMS	1,377
Change in foreign currency translation adjustment	(147)
Balance at September 30, 2018	$204,869

Goodwill by geography as of September 30, 2018 was:

Total
U.S.	$201,449
APAC	3,420
Balance at September 30, 2018	$204,869

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from two years to six years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	September 30, 2018	March 31, 2018
Developed technology, gross (Software)	$54,000	$54,000
Accumulated amortization	(48,054)	(43,383)
Net developed technology	$5,946	$10,617

Customer relationship/Trade name, gross (Other assets, net)	$35,800	$35,800
Accumulated amortization	(23,359)	(20,400)
Net customer/trade name	$12,441	$15,400

Publisher relationship, gross (Other assets, net)	$23,800	$23,800
Accumulated amortization	(7,272)	(5,289)
Net publisher relationship	$16,528	$18,511

Total intangible assets, gross	$113,600	$113,600
Total accumulated amortization	(78,685)	(69,072)
Total intangible assets, net	$34,915	$44,528

Total amortization expense related to intangible assets for the six months ended September 30, 2018 and 2017 was $9.6 million and $12.2 million, respectively.  The following table presents the estimated future amortization expenses related to purchased and other intangible assets. The amount for 2019 represents the remaining six months ending March 31, 2019. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal Year:
2019	$6,356
2020	11,950
2021	8,025
2022	5,150
2023	3,434
$34,915

9. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2018	March 31, 2018
Leasehold improvements	16,525	15,635
Data processing equipment	35,230	39,938
Office furniture and other equipment	6,696	6,780
	58,451	62,353
Less accumulated depreciation and amortization	29,966	30,013
	$28,485	$32,340

Depreciation expense on property and equipment was $5.8 million and $6.1 million for the six months ended September 30, 2018 and 2017, respectively.

10. LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

	September 30, 2018	March 31,2018
Revolving credit borrowings	$230,000	$230,000
Other debt	—	3,293
Total long-term debt	230,000	233,293

Less current installments	—	1,583
Less deferred debt financing costs	3,693	3,873
Long-term debt, excluding current installments and deferred debt financing costs	$226,307	$227,837

The revolving loan borrowings under the Company's Sixth Amended and Restated Credit Agreement (the "restated credit agreement") bear interest at LIBOR or at an alternative base rate ("ABR") plus a credit spread. The weighted-average interest rate on revolving credit borrowings at September 30, 2018 was the ABR rate of 5.75%.  There were no material outstanding letters of credit at September 30, 2018 or March 31, 2018.

11. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $2.7 million at September 30, 2018 and $3.1 million at March 31, 2018.

12. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the six months ended September 30, 2018 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2018	$541	$5,288	$5,829
Restructuring charges and adjustments	848	(357)	491
Payments	(684)	(469)	(1,153)
September 30, 2018	$705	$4,462	$5,167

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheets.

Restructuring Plans

In the six months ended September 30, 2018, the Company recorded a total of $0.5 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense related to fiscal year 2019 included restructuring plans primarily for associates in the United States and China, partially offset by a reduction in the lease accrual related to fiscal year 2018. Of the associate related accruals of $0.8 million, $0.4 million remained accrued at September 30, 2018. The associate-related costs are expected to be paid out in fiscal 2019.

In fiscal 2018, the Company recorded a total of $2.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges of $0.2 million, and lease accruals and adjustments of $2.6 million.

The associate-related accruals of $0.2 million related to the termination of associates in the United States. These costs were paid out in fiscal 2019. The lease accruals and adjustments of $2.6 million result from the Company's exit from certain leased office facilities.

In fiscal 2017, the Company recorded a total of $6.5 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included lease accruals and adjustments of $3.0 million, and leasehold improvement write-offs of $2.1 million. The lease accruals and adjustments of $3.0 million resulted from the Company's exit from certain leased office facilities ($1.5 million) and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million).

In fiscal 2015, the Company recorded a total of $9.2 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.3 million remained accrued as of September 30, 2018. These amounts are expected to be paid out in fiscal 2019.

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

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Restructuring plan charges and adjustments	$489	$2,834	$491	$2,831
Other	—	(1)	—	(1)
	$489	$2,833	$491	$2,830

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

Commitments

The Company leases equipment and office space under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 7 years of $52.8 million.

14. INCOME TAX:

In determining the quarterly provision for income taxes, the Company makes its best estimate of the effective income tax rate expected to be applicable for the full fiscal year. The estimated effective income tax rate for the current fiscal year is impacted by the reduction in the U.S. federal corporate income tax rate (discussed below), non-deductible stock-based compensation, state income taxes, research tax credits, losses in foreign jurisdictions, and recording of a valuation allowance on deferred taxes. In the second quarter, the Company recognized a discrete tax expense of $5.5 million in connection with establishing a valuation allowance against its deferred tax assets originating from continuing operations. State income taxes are influenced by the geographic and legal entity mix of the Company's U.S. income as well as the diversity of rules among the states. The Company does not record a tax benefit for certain foreign losses due to uncertainty of future utilization.

On December 22, 2017, the U.S. enacted significant tax law changes following the passage of H.R. 1, "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 "the Tax Act") (previously known as "The Tax Cuts and Jobs Act"). The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. We believe we have properly estimated our federal and state income tax liabilities for the impacts of the Tax Act, including provisional amounts under SAB No. 118 related to the rate change, the impact of increased bonus depreciation, and the effects on executive compensation deductions. The Tax Act may be subject to technical amendments, as well as interpretations and implementing of regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, we will continue to analyze the effects of the Tax Act and may record adjustments to provisional amounts during the measurement period ending no later than December 31, 2018. As of September 30, 2018, we have not changed the provisional estimates recognized in fiscal 2018. Any impacts to our income tax expense as a result of additional guidance will be recorded in the period in which the guidance is issued.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, short-term borrowings and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value approximates fair value. The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms. At September 30, 2018, the estimated fair value of long-term debt approximates its carrying value.

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

The following table presents the balances of assets measured at fair value as of September 30, 2018 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$15,223	$—	$—	$15,223
Total assets	$15,223	$—	$—	$15,223

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

On September 20, 2018, we implemented a holding company reorganization, as a result of which Acxiom Holdings, Inc. became the successor issuer to Acxiom Corporation. On October 1, 2018, we changed our name to LiveRamp Holdings, Inc. ("LiveRamp").  References to "we", "us", "our" or the "Company" for events that occurred prior to September 20, 2018 refer to Acxiom Corporation and its subsidiaries; for events that occurred from September 20, 2018 to October 1, 2018, to Acxiom Holdings, Inc. and its subsidiaries; and after October 1, 2018, to LiveRamp Holdings, Inc. and its subsidiaries.

LiveRamp is a global technology company with a vision to power a world where connected data makes every experience exceptional. LiveRamp provides the identity platform leveraged by brands and their partners to deliver innovative products and exceptional experiences. LiveRamp IdentityLink connects people, data, and applications across the digital and physical world to enable true people-based, omnichannel marketing.

LiveRamp is a Delaware corporation in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct client list includes many of the world’s largest and best-known brands across most major industry verticals, including but not limited to financial, insurance and investment services, retail, automotive, telecommunications, high tech, consumer packaged goods, healthcare, travel, entertainment, non-profit, and government. Through our extensive reseller and partnership network, we serve thousands of additional companies, establishing LiveRamp as a foundational and neutral enabler of the customer experience economy.

Operating Segments

During the first quarter of fiscal 2019, the Company realigned its portfolio into two distinct business segments: LiveRamp, the identity infrastructure for powering exceptional customer experiences, and Acxiom Marketing Solutions ("AMS"), the leading provider of services for creating a unified approach to data-driven marketing. This realignment allowed the Company to best meet client needs in a rapidly evolving marketplace, and to create a strong foundation for continued growth and enhance value for shareholders.

This structure configured Acxiom’s three previous segments into two, aligning key Audience Solutions’ assets to each. All identity assets including IdentityLink, AbiliTec® intellectual property and Acxiom’s TV integrations were consolidated under LiveRamp. The remaining Audience Solutions’ lines of business for data and data services were combined with Marketing Services to create AMS.

On July 2, 2018, the Company entered into a definitive agreement to sell its Acxiom Marketing Solutions business (“AMS”) to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. As required regulatory approvals were being sought and received, the Company solicited and received shareholder approval for the transaction. Shareholder approval was received on September 20, 2018, and the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the condensed consolidated financial statements. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results.

The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments and transaction costs of $38.5 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and interest. The Company plans to use further proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes. The Company expects to report a gain on the sale.

As a result of the organizational realignment, and subsequent sale of AMS, we now operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker. While we have offerings in multiple market segments, our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

Sources of Revenues

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

IdentityLink

IdentityLink™ is our category leading software-as-a-service (SaaS) identity platform that connects people, data, and devices across the physical and digital world, powering privacy-compliant, people-based marketing that allows consumers to better connect with the brands and products they love. Leveraging the LiveRamp deterministic identity graph, IdentityLink first resolves a client’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be delivered to any of the 600 partners in our ecosystem through a process called "data onboarding" in order to support targeting, personalization and measurement use cases.

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

Summary Results and Notable Events

On July 2, 2018, the Company entered into a definitive agreement to sell its Acxiom Marketing Solutions business (“AMS”) to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. As required regulatory approvals were being sought and received, Acxiom solicited and received shareholder approval for the transaction. Shareholder approval was received on September 20, 2018, and the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the condensed consolidated financial statements. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results.

The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments and transaction costs of $38.5 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and interest. The Company plans to use further proceeds from the sale to fund expansion of its common stock repurchase program and for general corporate purposes. The Company expects to report a gain on the sale.

A summary of the quarter ended September 30, 2018 is presented below:
• Revenues were $64.8 million, a 20.0% increase from $54.0 million in the same quarter a year ago.
• Cost of revenue was $24.5 million, a 1.9% increase from $24.0 million in the same quarter a year ago.
• Gross margin increased to 62.3% from 55.5% in the same quarter a year ago.
• Total operating expenses were $78.5 million, a 15.3% increase from $68.1 million in the same quarter a year ago.
• Cost of revenue and operating expenses for the quarters ended September 30, 2018 and 2017 include the following items:
◦ Non-cash stock compensation of $17.7 million and $13.2 million, respectively (cost of revenue and operating expenses)
◦ Purchased intangible asset amortization of $3.5 million and $6.0 million, respectively (cost of revenue)
◦ Separation costs of $2.1 million and $5.5 million, respectively (operating expenses)
◦ Restructuring charges of $0.5 million and $2.8 million, respectively (operating expenses)
• Net loss from continuing operations was $41.2 million or $0.53 per diluted share compared to a net loss of $26.0 million or $0.33 per diluted share in the same quarter a year ago.
• Net cash used in operating activities was $27.1 million compared to net cash used of $8.0 million in the same quarter a year ago.
This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended September 30, 2018.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Revenues	$64,812	$54,013	20	$127,283	$100,770	26
Cost of revenue	24,466	24,009	2	48,120	48,070	—
Gross profit	40,346	30,004	34	79,163	52,700	50
Total operating expenses	78,545	68,137	15	146,964	130,652	12
Loss from operations	(38,199)	(38,133)	—	(67,801)	(77,952)	(13)
Net earnings (loss)	$20,623	$(3,336)	(718)	$17,608	$(4,636)	(480)
Diluted earnings (loss) per share	$0.27	$(0.33)	(775)	$0.23	$(0.06)	(488)

Revenues
The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Total revenues	$64,812	$54,013	20	$127,283	$100,770	26

Total revenue for the quarter ended September 30, 2018 was $64.8 million, a $10.8 million, or 20.0%, increase compared to the same quarter a year ago. The increase was due to Subscription growth of $12.5 million, or 29.6%, offset partially by a decline in Marketplace and Other of $1.8 million. Marketplace and Other revenue was negatively impacted from the revenue-sharing arrangements related to a lost customer. On a geographic basis, U.S. revenue increased $10.8 million, or 21.9%, from the same quarter a year ago. International revenue was flat.

Total revenue for the six months ended September 30, 2018 was $127.3 million, a $26.5 million, or 26.3%, increase compared to the same period a year ago. The increase was due to Subscription growth of $26.5 million, or 26.8%. Marketplace and Other revenue was flat for the period and was negatively impacted from the revenue-sharing arrangements related to a lost customer. On a geographic basis, U.S. revenue increased $24.9 million, or 27.3%, from the same quarter a year ago. International revenue increased $1.6 million, or 16.8%.

Cost of revenue and Gross profit
The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Cost of revenue	$24,466	$24,009	(1)	$48,120	$48,070	—
Gross profit	$40,346	$30,004	34	$79,163	$52,700	50
Gross margin %	62.3%	55.5%	12	48.7%	45.2%	8

Cost of revenue: Includes all direct costs of sales such as our Identity Graph, cloud and hosting costs, technical account management and product operations functions. Finally, cost of revenue includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $24.5 million for the quarter ended September 30, 2018, a $0.5 million, or 1.9%, increase from the same quarter a year ago. Gross margins increased to 62.3% compared to 55.5% in the prior year. The gross margin increase is due primarily to leverage from the revenue increase. U.S. gross margins increased to 65.1% in the current year from 58.4% in the prior year again due to revenue growth. International gross margins decreased to 26.9% from 27.9%.

Cost of revenue was $48.1 million for the six months ended September 30, 2018, or flat compared to the same period a year ago. Gross margins increased to 62.2% compared to 52.3% in the prior year. The gross margin increase is due primarily to the revenue increase. U.S. gross margins increased to 64.8% in the current year from 54.8% in the prior year again due to revenue growth. International gross margins increased to 34.6% from 28.8%.

Operating Expenses
The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
Operating expenses	2018	2017	Change	2018	2017	Change
Research and development	$16,940	$15,599	9	33,910	30,439	11
Sales and marketing	35,940	25,981	38	69,263	50,072	38
General and administrative	25,176	23,724	6	43,300	47,311	(8)
Gains, losses and other items, net	489	2,833	(83)	491	2,830	(83)
Total operating expenses	$78,545	$68,137	15	146,964	130,652	12

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $16.9 million for the quarter ended September 30, 2018, an increase of $1.3 million, or 8.6%, compared to the same quarter a year ago, and are 26.1% of total revenues compared to 28.9% in the prior year. The increase is due to ongoing investment in LiveRamp products.

R&D expenses were $33.9 million for the six months ended September 30, 2018, an increase of $3.5 million, or 11.4%, compared to the same period a year ago, and are 26.6% of total revenues compared to 30.2% in the prior year. The increase is due primarily to an increase in non-cash stock-based compensation of $0.8 million, and ongoing investment in LiveRamp products.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $35.9 million for the quarter ended September 30, 2018, an increase of $10.0 million, or 38.3%, compared to the same quarter a year ago, and are 55.5% of total revenues compared to 48.1% in the prior year. The increase is due to an increase in non-cash stock-based compensation of $4.2 million, primarily related to the PDP acquisition, and other incentive-based compensation.

S&M expenses were $69.3 million for the six months ended September 30, 2018, an increase of $19.2 million, or 38.3%, compared to the same period a year ago, and are 54.4% of total revenues compared to 49.7% in the prior year. The increase is due to an increase in non-cash stock-based compensation of $8.6 million, primarily related to the PDP acquisition, and other incentive-based compensation.

General and administrative (G&A): Represents operating expenses for all the Company's finance, human resources, legal, corporate IT, and the corporate administrative functions.

G&A expenses were $25.2 million for the quarter ended September 30, 2018, an increase of $1.5 million, or 6.1%, compared to the same quarter a year ago, and are 38.8% of total revenues compared to 43.9% in the prior year. Current quarter expenses included $2.1 million of expenses related to business separation costs compared to $5.5 million in the prior year. The increase is primarily headcount related to support business growth and other transition related costs, including incentive-based compensation. Transition related costs were approximately $3.5 million in the quarter.

G&A expenses were $43.3 million for the six months ended September 30, 2018, a decrease of $4.0 million, or 8.5%, compared to the same period a year ago, and are 34.0% of total revenues compared to 46.9% in the prior year. Current period expenses included $2.1 million of expenses related to business separation costs compared to $12.6 million in the prior year. The increase is primarily headcount related to support business growth and other transition related costs, including incentive based compensation.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $0.5 million for the quarter ended September 30, 2018 decreased $2.3 million compared to the same quarter a year ago. Gains, losses and other items, net of $0.5 million for the six months ended September 30, 2018 decreased $2.3 million compared to the same period a year ago. The prior year periods include a $2.1 million charge related to the restructuring of the Redwood City, California lease.

Loss from Operations and Operating Margin

Loss from operations was $38.2 million for the quarter ended September 30, 2018 compared to $38.1 million for the same quarter a year ago. Operating margin was a negative 58.9% compared to a negative 70.6%

Loss from operations was $67.8 million for the six months ended September 30, 2018 compared to $78.0 million for the same period a year ago. Operating margin was a negative 53.3% compared to a negative 77.4%.

Other Income/Expense and Income Taxes

Other expense was $0.3 million for the quarter ended September 30, 2018 compared to other income of $0.3 million for the same quarter a year ago. Other income was $0.1 million for the six months ended September 30, 2018 compared to other expense of $0.3 million for the same period a year ago. Other income and expense primarily consists of interest income and foreign currency transaction gains and losses in each period reported.

Income tax expense was $2.7 million on pretax loss of $38.5 million for the quarter ended September 30, 2018 compared to income tax benefit of $11.9 million on pretax loss of $37.9 million for the same quarter last year. The effective tax rates for both periods were impacted by non-deductible stock-based compensation related to the Arbor and Circulate acquisitions. In the quarter ended September 30, 2018, the Company recognized a discrete tax expense of $5.5 million in connection with establishing a valuation allowance against its deferred tax assets. During the quarter ended September 30, 2018, the Company recognized a discrete tax benefit of $0.9 million related to net excess tax benefits from stock-based compensation compared to $0.3 million for the same quarter last year. The quarter ended September 30, 2018 was also impacted by the Tax Act's permanent reduction in the U.S. federal corporate income tax rate.

Income tax expense was $1.3 million on pretax loss of $67.7 million for the six months ended September 30, 2018 compared to income tax benefit of $25.2 million on pretax loss of $78.3 million for the same period last year. The effective tax rates for both periods were impacted by non-deductible stock-based compensation related to the Arbor and Circulate acquisitions. In the six months ended September 30, 2018, the Company recognized a discrete tax expense of $5.5 million in connection with establishing a valuation allowance against its deferred tax assets. During the six months ended September 30, 2018, the Company recognized a discrete tax benefit of $1.7 million related to net excess tax benefits from stock-based compensation compared to $1.3 million for the same period last year. The six months ended September 30, 2018 was also impacted by the Tax Act's permanent reduction in the U.S. federal corporate income tax rate.

Discontinued Operations

Summary results of operations of AMS are segregated and included in earnings from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations for the periods presented below (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$167,696	$171,227	$332,185	$336,984
Cost of revenue	95,218	91,063	188,835	180,962
Gross profit	72,478	80,164	143,350	156,022
Operating expenses:
Research and development	7,352	8,414	14,918	17,137
Sales and marketing	21,106	24,137	42,633	48,486
General and administrative	27,789	8,200	44,383	16,969
Gains, losses and other items, net	1,369	827	2,653	732
Total operating expenses	57,616	41,578	104,587	83,324
Income from discontinued operations	14,862	38,586	38,763	72,698
Interest expense	(2,864)	(2,524)	(5,702)	(4,866)
Other, net	(145)	(71)	23	(163)
Earnings from discontinued operations before income taxes	11,853	35,991	33,084	67,669
Income taxes (benefit)	(49,950)	13,326	(53,522)	19,225
Earnings from discontinued operations, net of tax	$61,803	$22,665	$86,606	$48,444

Included in income tax benefit from discontinued operations for the three and six months ended September 30, 2018 is approximately $45.6 million related to the recognition of deferred tax assets for net basis differences of AMS business subsidiaries.

Capital Resources and Liquidity

Working Capital and Cash Flow
Excluding net assets held for sale, working capital at September 30, 2018 totaled $92.8 million, a $51.2 million decrease when compared to $144.0 million at March 31, 2018, due primarily to the repurchase of 1.9 million shares of common stock for $45.8 million.

The Company’s cash is primarily located in the United States.  Approximately $10.0 million of the total cash balance of $87.0 million, or approximately 11.5%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 58 days at September 30, 2018 compared to 78 days at March 31, 2018, and is calculated as follows (dollars in thousands):

	September 30, 2018	March 31, 2018
Numerator – trade accounts receivable, net	$41,110	$52,047
Denominator:
Quarter revenue	64,812	60,210
Number of days in quarter	92	90
Average daily revenue	$704	$669
Days sales outstanding	58	78

Approximately $13 million of trade accounts receivable, net, is included in assets held for sale at September 30, 2018. There receivables are associated with AMS contracts and will be included in the sale. Until the contracts are legally separated, such receivables in future periods will be processed by AMS on behalf of LiveRamp.

Net cash used by operating activities was $29.4 million for the six months ended September 30, 2018, compared to net cash used of $18.9 million in the same period a year ago.  The $10.6 million decrease resulted primarily from unfavorable changes in working capital.

Investing activities used cash of $5.9 million during the six months ended September 30, 2018 compared to net cash provided of $0.1 million in the same period a year ago. The year over year change is due to the collection of the $4.0 million note receivable from the Impact sale in the prior year, and the current year payment of $2.5 million for an equity investment. Investing activities also included capital expenditures of $2.0 million ($2.7 million in the prior year) and capitalization of software of $1.3 million ($1.2 million in the prior year).

Financing activities used cash of $55.9 million during the six months ended September 30, 2018 compared to $16.2 million in the same period a year ago. The year over year change is primarily due to the acquisition of treasury shares of $45.8 million (1.9 million shares of the Company's common stock pursuant to the board of directors' approved stock repurchase plan) compared to $19.8 million in the prior year. The prior period also included the debt refinancing which consisted of the payment of the prior debt of $226.2 million plus the fees related to the debt refinancing of $4.0 million offset by the proceeds from the new debt of $230.0 million. Current period debt payments were $3.3 million.

Net cash provided by discontinued operations was $39.6 million in the current period compared to $34.0 million in the prior year.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on October 25, 2018 (see Note 3 - Earnings Per Share).  On that date, the board of directors authorized a $500 million increase to the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020.

During the six months ended September 30, 2018, the Company repurchased 1.9 million shares of its common stock for $45.8 million.  Through September 30, 2018, the Company had repurchased a total of 22.0 million shares of its stock for $420.4 million, leaving remaining capacity of $579.6 million under the stock repurchase program.

On October 25, 2018, the board of directors authorized a Dutch auction tender offer (the "Offer") to purchase shares of its outstanding common stock at an initial aggregate purchase price not to exceed $500 million, plus up to 2% of the Company's outstanding shares of common stock in accordance with the rules and regulations of the SEC. The full details of the terms and conditions of the Offer will be set forth at a later date in an Offer to Purchase and a Letter of Transmittal upon approval of the Executive Committee of the board of directors.

Credit and Debt Facilities
See Note 10 “Long-Term Debt” of the Notes to Condensed Consolidated Financial Statements for further details related to the Company’s amended and restated credit agreement.

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

Off-Balance Sheet Items and Commitments

There were no material outstanding letters of credit at September 30, 2018 or March 31, 2018.

Contractual Commitments
The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at September 30, 2018.  The table does not include the future payment of liabilities related to uncertain tax positions of $1.3 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2019 represent the remaining six months ending March 31, 2019.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Term loan	$—	$—	$—	$—	$230,000	$—	$230,000
Operating leases	5,983	11,746	11,217	10,914	5,159	7,767	52,786
Total contractual cash obligations	$5,983	$11,746	$11,217	$10,914	$235,159	$7,767	$282,786

The term loan was paid off at the closing of the AMS transaction on October 1, 2018.

	For the years ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Total purchase commitments	$5,979	$7,476	$5,839	$834	$—	$—	$20,128

Purchase commitments primarily include contractual commitments for the purchase of data.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  Management believes that the Company’s existing available cash and cash from the sale of AMS will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2018 Annual Report.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Australia, Japan and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2018 Annual Report include a summary of significant accounting policies used in the preparation of Acxiom’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2018 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report other than as described in the Accounting Pronouncements Adopted During the Current Year section of Note 1.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2018, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive MD of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018 (the "2018 Form 10-K"), which was filed with the Securities and Exchange Commission on May 25, 2018, remain current in all material respects. The risk factors in our 2018 Form 10-K do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected.  In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a. Not applicable.

a. Not applicable.

a. The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
July 2018	—	—	—	$79,600,656
August 2018	—	—	—	79,600,656
September 2018	—	—	—	79,600,656
Total	—	—	—	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on October 25, 2018. Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. Through September 30, 2018, the Company had repurchased a total of 22.0 million shares of its stock for $420.4 million, leaving remaining capacity of $579.6 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc., as amended and restated on September 20, 2018, and as subsequently amended and restated on October 2, 2018 (previously filed on October 2, 2018, as Exhibit 99.1 to LiveRamp Holdings, Inc.’s Amendment No.1 to registration statement on Form S-8, Registration No. 333-219839, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2
Certification of President, Chief Financial Officer and Executive Managing Director of International (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of President, Chief Financial Officer and Executive Managing Director of International (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2018, and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Operations for the Six Months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Six Months ended September 30, 2018 and 2017, (vi) Condensed Consolidated Statement of Equity for the Six Months ended September 30, 2018, (vii) Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveRamp Holdings, Inc.

Dated: November 1, 2018

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)