Form 10-Q
period 2018-12-31
LiveRamp Holdings, Inc.
filed 2019-02-11
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Yes  [ ]               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of February 6, 2019 was 68,203,284.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
INDEX
REPORT ON FORM 10-Q
December 31, 2018

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,546,774	$140,018
Trade accounts receivable, net	71,906	52,047
Refundable income taxes	—	9,977
Other current assets	27,366	20,173
Assets held for sale	—	138,374
Total current assets	1,646,046	360,589

Property and equipment, net of accumulated depreciation and amortization	24,587	32,340
Software, net of accumulated amortization	8,027	13,970
Goodwill	204,671	203,639
Deferred income taxes	149	10,703
Deferred commissions, net	9,478	—
Other assets, net	34,560	37,854
Assets held for sale	—	550,402
	$1,927,518	$1,209,497
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$—	$1,583
Trade accounts payable	25,125	18,759
Accrued payroll and related expenses	13,960	13,774
Other accrued expenses	55,135	39,624
Deferred revenue	2,929	4,506
Income taxes payable	443,590	—
Liabilities held for sale	—	100,353
Total current liabilities	540,739	178,599

Long-term debt	—	227,837
Deferred income taxes	178	40,243
Other liabilities	26,985	10,016
Other liabilities held for sale	—	3,707
Commitments and contingencies
Stockholders' equity:
Common stock	14,084	13,609
Additional paid-in capital	1,366,221	1,235,679
Retained earnings	1,715,066	628,331
Accumulated other comprehensive income	7,891	10,767
Treasury stock, at cost	(1,743,646)	(1,139,291)
Total equity	1,359,616	749,095
	$1,927,518	$1,209,497

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	December 31,
	2018	2017
Revenues	$80,021	$59,121
Cost of revenue	34,838	24,526
Gross profit	45,183	34,595
Operating expenses:
Research and development	20,469	14,311
Sales and marketing	40,054	27,832
General and administrative	27,828	20,929
Gains, losses and other items, net	5,043	(788)
Total operating expenses	93,394	62,284
Loss from operations	(48,211)	(27,689)
Total other income	10,404	432
Loss from continuing operations before income taxes	(37,807)	(27,257)
Income taxes (benefit)	(22,546)	(29,791)
Net earnings (loss) from continuing operations	(15,261)	2,534
Earnings from discontinued operations, net of tax	1,071,661	20,407
Net earnings	$1,056,400	$22,941

Basic earnings (loss) per share:
Continuing operations	$(0.20)	$0.03
Discontinued operations	13.85	0.26
Net earnings	$13.65	$0.29

Diluted earnings (loss) per share:
Continuing operations	$(0.20)	$0.03
Discontinued operations	13.85	0.25
Net earnings	$13.65	$0.28

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the nine months ended
	December 31,
	2018	2017
Revenues	$207,304	$159,891
Cost of revenue	82,958	72,596
Gross profit	124,346	87,295
Operating expenses:
Research and development	54,379	44,750
Sales and marketing	109,317	77,904
General and administrative	71,128	68,240
Gains, losses and other items, net	5,534	2,042
Total operating expenses	240,358	192,936
Loss from operations	(116,012)	(105,641)
Total other income	10,479	115
Loss from continuing operations before income taxes	(105,533)	(105,526)
Income taxes (benefit)	(21,274)	(54,980)
Net loss from continuing operations	(84,259)	(50,546)
Earnings from discontinued operations, net of tax	1,158,267	68,851
Net earnings	$1,074,008	$18,305

Basic earnings (loss) per share:
Continuing operations	$(1.09)	$(0.64)
Discontinued operations	14.99	0.87
Net earnings	$13.90	$0.23

Diluted earnings (loss) per share:
Continuing operations	$(1.09)	$(0.64)
Discontinued operations	14.99	0.87
Net earnings	$13.90	$0.23

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the three months ended
	December 31,
	2018	2017
Net earnings	$1,056,400	$22,941
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,301)	416
Comprehensive income	$1,054,099	$23,357

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2018	2017
Net earnings	$1,074,008	$18,305
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,876)	1,827
Comprehensive income	$1,071,132	$20,132

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
NINE MONTHS ENDED DECEMBER 31, 2018
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	12,727	—	—	—	12,727
Employee stock awards, benefit plans and other issuances	1,122,879	112	17,243	—	—	(953,523)	(36,906)	(19,551)
Non-cash stock-based compensation	334,225	33	113,680	—	—	—	—	113,713
Restricted stock units vested	3,300,959	330	(330)	—	—	—	—	—
Warrant exercises	—	—	(51)	—	—	3,488	51	—
Acquisition of treasury stock	—	—	—	—	—	(2,253,265)	(64,107)	(64,107)
Acquisition of treasury stock from tender offer	—	—	—	—	—	(11,235,955)	(503,393)	(503,393)
Comprehensive income:
Foreign currency translation	—	—	—	—	(2,876)	—	—	(2,876)
Net earnings	—	—	—	1,074,008	—	—	—	1,074,008
Balances at December 31, 2018	140,837,739	$14,084	$1,366,221	$1,715,066	$7,891	(72,744,172)	$(1,743,646)	$1,359,616

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$1,074,008	$18,305
Earnings from discontinued operations, net of tax	(1,158,267)	(68,851)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	25,274	28,255
Loss on disposal or impairment of assets	3,345	2,303
Provision for doubtful accounts	1,259	322
Accelerated deferred debt costs	—	720
Deferred income taxes	20,723	(19,425)
Non-cash stock compensation expense	61,547	38,844
Changes in operating assets and liabilities:
Accounts receivable, net	(35,011)	(9,818)
Deferred commissions	(3,035)	—
Other assets	654	2,365
Accounts payable and other liabilities	(29,274)	1,786
Deferred revenue	(1,555)	439
Net cash used in operating activities	(40,332)	(4,755)

Cash flows from investing activities:
Capitalized software development costs	(1,322)	(1,720)
Capital expenditures	(3,973)	(5,249)
Equity investments	(2,500)	(1,000)
Net cash received from disposition	—	4,000
Net cash used in investing activities	(7,795)	(3,969)

Cash flows from financing activities:
Proceeds from debt	—	230,000
Payments of debt	(233,293)	(226,732)
Fees for debt refinancing	(300)	(4,001)
Sale of common stock	17,355	15,309
Shares repurchased for tax withholdings upon vesting of stock-based awards	(36,906)	(10,202)
Acquisition of treasury stock	(64,107)	(39,441)
Acquisition of treasury stock from tender offer	(503,393)	—
Net cash used in financing activities	(820,644)	(35,067)
Net cash used in continuing operations	$(868,771)	$(43,791)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2018	2017
Cash flows from discontinued operations:
From operating activities	40,980	81,369
From investing activities	2,236,530	(30,934)
Effect of exchange rate changes on cash	(172)	175
Net cash provided by discontinued operations	2,277,338	50,610
Net cash provided by continuing and discontinued operations	1,408,567	6,819

Effect of exchange rate changes on cash	(1,811)	868

Net change in cash and cash equivalents	1,406,756	7,687
Cash and cash equivalents at beginning of period	140,018	168,680
Cash and cash equivalents at end of period	$1,546,774	$176,367

Supplemental cash flow information:
Cash (received) during the period for:
Income taxes	(239)	(362)

Non-cash investing and financing activities:
Leasehold improvements paid directly by lessor	—	978

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

Accounting Pronouncements Adopted During the Current Year

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation-Stock Compensation (Topic 719): Scope of Modification Accounting" ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a stock-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a stock-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU 2017-09 is effective for the Company beginning in fiscal 2019. We adopted the standard in the current fiscal year, and adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short-term leases. For lessees, leases will continue to be classified as either operating or financing in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. Subsequently, the FASB has issued various ASU's to provide further clarification around aspects of Topic 842, including an alternative method that permits application of the new guidance at the beginning of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented.  ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years, with early adoption permitted. We will adopt the new standard on April 1, 2019 using the modified retrospective approach. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements and related disclosures. We plan to take advantage of the transition package of practical expedients permitted within the new standard, which will allow us to carry forward the historical lease classification, to not reassess whether any existing contracts are or contain leases and to not reassess initial direct costs for any existing leases. We also plan to make policy elections not to apply the balance sheet recognition requirements for qualifying short-term leases and not to separate non-lease components, as applicable, to our facility leases. We are currently assessing whether to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

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

Under Topic 606, revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation

We recorded a net increase to our opening retained earnings of $12.7 million, net of tax, due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of costs of obtaining customer contracts.

The details of the significant changes and quantitative impact of the changes are disclosed below.

Costs of Obtaining Customer Contracts
The Company previously recognized commission payments made for obtaining a contract as an operating expense when incurred. Under Topic 606, the Company capitalizes incremental costs to acquire contracts and amortizes them over the expected period of benefit, which we have determined to be four years. As of December 31, 2018, the remaining unamortized contract costs were $9.5 million and are included in deferred commissions, net, in the condensed consolidated balance sheet. Net capitalized costs of $3.0 million were recorded as a reduction to operating expense for the nine months ended December 31, 2018. No impairment was recognized for the nine months ended December 31, 2018.

Impacts on Financial Statements

Condensed Consolidated Balance Sheet	Impact of changes in accounting policies
	As reported December 31, 2018	Adjustments	Balances without adoption of Topic 606
Deferred income taxes	149	2,256	2,405
Deferred commissions, net	9,478	(9,478)	—
Others	1,917,891	—	1,917,891
Total assets	$1,927,518	$(7,222)	$1,920,296

Total liabilities	567,902	—	567,902

Retained earnings	1,715,066	(7,222)	1,707,844
Other equity	(355,450)	—	(355,450)
Total equity	1,359,616	(7,222)	1,352,394
Total liabilities and equity	$1,927,518	$(7,222)	$1,920,296

Condensed Consolidated Statement of Operations	Impact of changes in accounting policies
	As reported for the nine months ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Revenues	$207,304	$—	$207,304
Cost of revenue	82,958	—	82,958
Gross profit	$124,346	$—	$124,346

Operating expenses:
Sales and marketing	$109,317	$3,035	$112,352
Other operating expenses	131,041	—	131,041
Total operating expenses	240,358	3,035	243,393

Loss from operations	(116,012)	(3,035)	(119,047)
Total other income	10,479	—	10,479
Loss from continuing operations before income taxes	(105,533)	(3,035)	(108,568)
Income taxes (benefit)	(21,274)	(722)	(21,996)
Net loss from continuing operations	$(84,259)	$(2,313)	$(86,572)

Condensed Consolidated Statement of Comprehensive Income	Impact of changes in accounting policies
	As reported for the nine months ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Net earnings	$1,074,008	$(2,313)	$1,071,695
Other comprehensive loss:
Change in foreign currency translation adjustment	(2,876)	—	(2,876)
Comprehensive income	$1,071,132	$(2,313)	$1,068,819

Condensed Consolidated Statement of Cash Flows	Impact of changes in accounting policies
	As reported for the nine months ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Net earnings	$1,074,008	$(2,313)	$1,071,695
Earnings from discontinued operations	(1,158,267)	—	(1,158,267)
Adjustments for:
Deferred income taxes	20,723	(722)	20,001
Others	91,425	—	91,425
Changes in:
Accounts receivable, net	(35,011)	—	(35,011)
Deferred commissions	(3,035)	3,035	—
Other assets	654	—	654
Accounts payable and other liabilities	(29,274)	—	(29,274)
Deferred revenue	(1,555)	—	(1,555)
Net cash from operating activities	(40,332)	—	(40,332)
Net cash from investing activities	(7,795)	—	(7,795)
Net cash from financing activities	(820,644)	—	(820,644)
Net cash from discontinued operations	2,277,338	—	2,277,338
Effect of exchange rate changes on cash	(1,811)	—	(1,811)

Net change in cash and cash equivalents	1,406,756	—	1,406,756
Cash and cash equivalents at beginning of period	140,018	—	140,018
Cash and cash equivalents at end of period	$1,546,774	$—	$1,546,774

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the nine months ended
	December 31,
Primary Geographical Markets	2018	2017
United States	$189,997	$143,937
Europe	13,858	12,916
APAC	3,449	3,038
	$207,304	$159,891

Major Offerings/Services
Subscription	171,184	125,157
Marketplace and Other	36,120	34,734
	$207,304	$159,891

Transaction Price Allocated to the Remaining Performance Obligations
We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $335.1 million as of December 31, 2018. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2021 with the balance recognized thereafter.

3. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Basic earnings per share:
Net earnings (loss) from continuing operations	$(15,261)	$2,534	$(84,259)	$(50,546)
Earnings from discontinued operations, net of tax	1,071,661	20,407	1,158,267	68,851
Net earnings	$1,056,400	$22,941	$1,074,008	$18,305

Basic weighted-average shares outstanding	77,398	79,043	77,260	78,983

Continuing operations	$(0.20)	$0.03	$(1.09)	$(0.64)
Discontinued operations	13.85	0.26	14.99	0.87
Basic earnings per share	$13.65	$0.29	$13.90	$0.23

Diluted earnings per share:
Basic weighted-average shares outstanding	77,398	79,043	77,260	78,983
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	2,826	—	—
Diluted weighted-average shares outstanding	77,398	81,869	77,260	78,983

Continuing operations	$(0.20)	$0.03	$(1.09)	$(0.64)
Discontinued operations	13.85	0.25	14.99	0.87
Diluted earnings per share	$13.65	$0.28	$13.90	$0.23

Due to the net loss from continuing operations during the three months ended December 31, 2018, the dilutive effect of options, warrants and restricted stock units covering 3.3 million shares of common stock was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive. Due to the net loss from continuing operations during the nine months ended December 31, 2018 and 2017, respectively, the dilutive effect of options, warrants and restricted stock units covering 3.5 million and 2.6 million shares of common stock, respectively, was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

Additional options, warrants to purchase shares of common stock, and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because the effect was anti-dilutive are shown below (shares in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Number of shares outstanding under options, warrants and restricted stock units plans	22	97	235	89
Range of exercise prices for options	N/A	$32.85	N/A	$32.85

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

During the nine months ended December 31, 2018, the Company repurchased 2.3 million shares of its common stock for $64.1 million under the stock repurchase program.  Through December 31, 2018, the Company had repurchased a total of 22.4 million shares of its stock for $438.7 million under the stock repurchase program, leaving remaining capacity of $561.3 million.

On October 25, 2018, the board of directors authorized a Dutch auction tender offer (the "Offer") to purchase shares of its outstanding common stock at an initial aggregate purchase price not to exceed $500 million, plus up to 2% of the Company's outstanding shares of common stock in accordance with the rules and regulations of the SEC. On December 13, 2018, the Company accepted for purchase 11,235,955 shares of its common stock at a price of $44.50 per share, for an aggregate cost of $503.4 million, including fees and expenses. These shares represented approximately 14.2% of the shares outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $7.9 million and $10.8 million at December 31, 2018 and March 31, 2018, respectively, reflect accumulated foreign currency translation adjustments.

4. DISPOSITION:

On July 2, 2018, the Company entered into a definitive agreement to sell its Acxiom Marketing Solutions business (“AMS”) to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. As required regulatory approvals were being sought and received, the Company solicited and received shareholder approval for the transaction. Shareholder approval was received on September 20, 2018, and the Company began reporting the financial information pertaining to AMS as a component of discontinued operations in the condensed consolidated financial statements as of the second quarter of fiscal 2019. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results.

The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments and transaction costs of $49.0 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and interest. The Company reported a gain of $1.7 billion on the sale, which is included in earnings from discontinued operations, net of tax.

Summary results of operations of AMS for the three and nine months ended December 31, 2018 and 2017, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenues	$—	$175,750	$332,185	$512,734
Cost of revenue	24,677	91,394	213,512	272,356
Gross profit	(24,677)	84,356	118,673	240,378
Operating expenses:
Research and development	6,703	9,007	21,621	26,144
Sales and marketing	18,110	25,898	60,743	74,384
General and administrative	27,767	9,957	72,150	26,926
Gains, losses and other items, net	(1,658,667)	747	(1,656,014)	1,479
Total operating expenses	(1,606,087)	45,609	(1,501,500)	128,933
Income from discontinued operations	1,581,410	38,747	1,620,173	111,445
Interest expense	—	(2,566)	(5,702)	(7,432)
Other, net	74	(13)	97	(176)
Earnings from discontinued operations before income taxes	1,581,484	36,168	1,614,568	103,837
Income taxes	509,823	15,761	456,301	34,986
Earnings from discontinued operations, net of tax	$1,071,661	$20,407	$1,158,267	$68,851

Substantially all of the interest expense was allocated to discontinued operations.

The carrying amounts of the major classes of assets and liabilities of AMS are segregated and included in assets and liabilities held for sale in the condensed consolidated balance sheets. The following is a reconciliation of the assets and liabilities held for sale (dollars in thousands):

March 31, 2018
(Unaudited)
Cash and cash equivalents	$2,261
Trade accounts receivable, net	115,141
Other current assets	20,972
Property and equipment, net	124,193
Software, net	21,014
Goodwill	392,356
Purchased software licenses, net	7,502
Deferred income taxes	1,522
Other assets, net	3,815
Assets held for sale	$688,776

Trade accounts payable	27,929
Accrued payroll and related expenses	28,725
Other accrued expenses	16,241
Deferred revenue	27,214
Income taxes payable	244
Other liabilities	3,707
Liabilities held for sale	$104,060

The Company entered into certain agreements with AMS in which services will be provided from the Company to AMS, and from AMS to the Company. The terms of these agreements are primarily 60 months from the date of sale.

Cash inflows and outflows related to the agreements are included in cash flows from operating activities in the condensed consolidated statements of cash flows. Revenues and costs related to the agreements are included in loss from operations in the condensed consolidated statements of operations. The related cash inflows and outflows and revenues and costs for the three months ended December 31, 2018 was (dollars in thousands):

For the three months ended December 31, 2018
Cash inflows	$9,417
Cash outflows	$521

Revenues	$11,832
Costs	$4,176

The revenues include approximately $4.5 million incremental to amounts reported as LiveRamp revenues in previous periods.

5. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At December 31, 2018, there were a total of 12.3 million shares available for future grants under the plans.

During the quarter ended September 30, 2018, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan to increase the number of shares available under the plan from 32.9 million shares to 37.9 million shares, bringing the total number of shares reserved for issuance since inception of all plans from 37.3 million shares at June 30, 2018 to 42.3 million shares beginning in the quarter ended September 30, 2018. The amendment received shareholder approval at the September 20, 2018 annual shareholders' meeting.

Stock-based Compensation Expense
The Company's stock-based compensation activity for the nine months ended December 31, 2018, by award type, was (dollars in millions):

	For the nine months ended
	December 31,
	2018	2017
Stock options	$2.6	$4.0
Performance stock options	0.2	0.9
Restricted stock units	34.6	21.6
Arbor acquisition consideration holdback	11.5	11.5
Pacific Data Partners assumed performance plan	11.8	—
Other non-employee stock-based compensation	0.9	0.9
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	61.6	38.9
Less expense related to liability-based equity awards	(10.8)	—
Stock-based compensation of discontinued operations	62.9	7.8
Total non-cash stock-based compensation included in the condensed consolidated statement of equity	$113.7	$46.7

Stock Option Activity of Continuing Operations
Stock option activity for the nine months ended December 31, 2018 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2018	2,456,184	$13.30
Exercised	(870,453)	$11.22		$27,517
Forfeited or canceled	(25,591)	$18.64
Outstanding at December 31, 2018	1,560,140	$14.37	4.8	$37,850
Exercisable at December 31, 2018	1,378,721	$15.27	4.5	$32,210

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on December 31, 2018.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of December 31, 2018 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	304,455	5.3 years	$1.45	192,111	$1.46
$10.00	—	$19.99	732,241	3.9 years	$14.78	662,833	$14.50
$20.00	—	$24.99	523,444	5.8 years	$21.31	523,444	$21.31
			1,560,140	4.8 years	$14.37	1,378,388	$15.27

Future expense for these options is expected to be approximately $3.4 million in total over the next three years.

Performance Stock Option Unit Activity of Continuing Operations
Performance stock option unit activity for the nine months ended December 31, 2018 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2018	322,823	$21.42
Forfeited or canceled	(187,885)	$21.41
Outstanding at December 31, 2018	134,938	$21.44	1.4	$2,320
Exercisable at December 31, 2018	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2018, 161,412 reached maturity of the relevant performance period at March 31, 2018.  The units attained a 0% attainment level. As a result, they were canceled in the current fiscal year.

Future expense for these performance stock option units is expected to be approximately $0.6 million in total over the next three years.

Restricted Stock Unit Activity Related to Disposition of AMS

Performance-based Restricted Stock Unit Conversions
In conjunction with the disposition of AMS, together with the change-in-control guidelines of the Company's 2005 Equity Compensation Plan, the Company converted its outstanding TSR-based performance restricted stock units ("PSUs") to time-vesting restricted stock units ("RSUs"). On the conversion date, the performance period was truncated and attainment measured, resulting in conversion of the PSUs to RSUs at a 200% conversion rate. Each converted RSU held by an AMS associate was vested immediately. The remaining converted RSUs will cliff vest on the same date as the original PSU performance period maturity date.

Share activity related to these conversions was:

		Continuing Operations	Discontinued Operations	Total Continuing and Discontinued Operations
TSR-based performance restricted stock units converted to time-based restricted stock units, by fiscal year granted:	Original Performance Maturity Date:
Fiscal 2017 PSU	3/31/2019	(168,939)	(45,657)	(214,596)
Fiscal 2018 PSU	3/31/2020	(153,233)	(32,545)	(185,778)
Fiscal 2019 PSU	3/31/2021	(186,539)	(30,188)	(216,727)
Totals		(508,711)	(108,390)	(617,101)

Time-based restricted stock units converted from TSR-based performance restricted stock units	RSU Cliff Vest Date (Continuing Ops Only):
Fiscal 2017 PSU	3/31/2019	337,878	91,314	429,192
Fiscal 2018 PSU	3/31/2020	306,466	65,090	371,556
Fiscal 2019 PSU	3/31/2021	373,078	60,376	433,454
Totals		1,017,422	216,780	1,234,202

The Company recognized both incremental and accelerated compensation costs in the condensed consolidated statement of operations related to the PSU conversions. The impact on compensation costs was (dollars in thousands):

	Continuing Operations	Discontinued Operations	Total Continuing and Discontinued Operations
Incremental compensation costs	$7,179	$1,599	$8,778
Accelerated compensation costs of original grant date fair value related to immediate vesting of converted PSUs of AMS associates	$—	$1,607	$1,607

AMS Restricted Stock Unit Accelerations
In conjunction with the disposition of AMS, the Company accelerated the vesting of substantially all outstanding time-vesting restricted stock units of AMS associates to the date of disposition, including converted PSU shares, resulting in the release of restricted stock units covering 1,187,344 shares of common stock. The Company recognized $54.0 million of compensation costs related to the accelerated vesting and release of these units which is included in net earnings from discontinued operations, net of tax in the condensed consolidated statement of operations. Of the $54.0 million compensation costs, $27.0 million represented incremental compensation cost and $27.0 million represented accelerated original grant date fair value compensation cost.

Restricted Stock Unit Activity
During the nine months ended December 31, 2018, the Company granted time-vesting restricted stock units covering 1,877,874 shares of common stock with a fair value at the date of grant of $63.2 million. Of the restricted stock units granted in the current period, 197,115 vest in equal annual increments over four years, 1,272,337 vest 25% at the one-year anniversary and 75% in equal quarterly increments over the subsequent three years, 330,415 vest 50% at the two-year anniversary and 50% in equal annual increments over the subsequent two years, and 78,007 vest over one year. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

Time-vesting restricted stock unit activity for the nine months ended December 31, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	2,702,497	$24.60	2.34
Granted	1,877,874	$33.66
Vested	(1,363,871)	$24.60
Forfeited or canceled	(265,878)	$25.39
PSUs converted to RSUs in conjunction with AMS disposition	1,017,422	$21.21
Outstanding at December 31, 2018	3,968,044	$27.97	2.37

The total fair value of time-vesting restricted stock units vested for the nine months ended December 31, 2018 was $54.4 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

During the nine months ended December 31, 2018, the Company granted performance-based restricted stock units, in two separate plans, covering 516,954 shares of common stock having a fair value at the date of grant of $21.1 million. Under the first performance plan, units covering 186,539 shares of common stock were granted having a fair value at the date of grant of $5.8 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 186,539 units may vest in a number of shares from 25% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2018 to March 31, 2021. All of these awards were converted to RSUs at the time of the AMS disposition. Under the second performance plan, units covering 330,415 shares of common stock were granted having a fair value at the date of grant of $15.3 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee of the board of directors. The units may vest in a number of shares from zero to 200% of the award, based on the attainment of revenue growth and margin targets.

Non-vested performance-based restricted stock unit activity for the nine months ended December 31, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	561,018	$25.68	2.53
Granted	516,954	$40.82
Additional earned performance shares	176	$23.89
Vested	(61,330)	$24.22
Forfeited or canceled	(129,501)	$25.15
PSUs converted to RSUs in conjunction with AMS disposition	(508,711)	$28.08
Outstanding at December 31, 2018	378,606	$43.55	3.45

Future expense for restricted stock units is expected to be approximately $12.5 million for the three months ending March 31, 2019, $42.5 million in fiscal 2020, $27.9 million in fiscal 2021, $15.6 million in fiscal 2022, and $4.2 million in fiscal 2023.

Other Performance Unit Activity
Other performance-based stock unit activity for the nine months ended December 31, 2018 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2018	111,111	$5.33	-
Vested	(45,364)	$5.33
Forfeited or canceled	(65,747)	$5.33
Outstanding at December 31, 2018	—	$—	-

The 111,111 performance-based units outstanding at March 31, 2018 reached maturity of the relevant performance period on March 31, 2018. The units achieved a 100% performance attainment level. However, application of the share price adjustment factor resulted in a 59% reduction in shares vested in the current fiscal quarter.

During the nine months ended December 31, 2018, shares having a fair value of approximately $36.9 million were withheld from the units vested and exercised in the tables above. The withheld shares represented the value of employee payroll tax withholding for taxable stock-based compensation awards. The $36.9 million fair value resulted in the return of 953,523 shares to treasury stock and is included in shares repurchased for tax withholding upon vesting of stock-based awards in the condensed consolidated statements of cash flows.

Stock-based Compensation Expense Related to Discontinued Operations
Total stock-based compensation expense related to discontinued operations for the nine months ended December 31, 2018 and 2017 was $62.9 million and $7.8 million, respectively and is included in non-cash stock-based compensation in the condensed consolidated statement of equity.

Consideration Holdback
As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”). The Holdback Agreement specifies the payment of the consideration in monthly installments using LiveRamp shares over a thirty month period. Total expense related to the Holdback Agreements for the nine months ended December 31, 2018 and 2017 was $11.5 million in each period.  Through December 31, 2018, the Company had recognized a total of $31.9 million expense related to the Holdback Agreements. Future expense related to the Holdback Agreements is expected to be approximately $6.4 million over the next two fiscal quarters.

Pacific Data Partners ("PDP") Assumed Performance Plan
In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the 2018 Equity Compensation Plan of Pacific Data Partners, LLC ("PDP PSU plan"). Total expense related to the PDP PSU plan for the nine months ended December 31, 2018 was $11.8 million. Through December 31, 2018, the Company has recognized a total of $13.8 million related to the PDP PSU plan. Future expense is expected to be approximately $3.9 million in fiscal 2019, $15.8 million in fiscal 2020, $15.8 million in fiscal 2021, and $15.7 million in fiscal 2022, based on expectations of full attainment. At December 31, 2018, the recognized, but unpaid, balance related to the PDP PSU plan in other accrued expenses in the condensed consolidated balance sheet was $12.4 million.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2018	March 31, 2018
Prepaid expenses and other	$13,660	$6,622
Assets of non-qualified retirement plan	13,706	13,551
Other current assets	$27,366	$20,173

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2018	March 31, 2018
Acquired intangible assets, net	$26,562	$33,922
Other miscellaneous noncurrent assets	7,998	3,932
Other assets, net	$34,560	$37,854

7. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2018	March 31, 2018
Liabilities of non-qualified retirement plan	13,706	13,551
Other miscellaneous accrued expenses	41,429	26,073
Other accrued expenses	$55,135	$39,624

8. GOODWILL AND INTANGIBLE ASSETS:

Goodwill for the nine months ended December 31, 2018 (dollars in thousands) was as follows:

Total
Balance at March 31, 2018	$203,639
Reallocation from AMS	1,377
Change in foreign currency translation adjustment	(345)
Balance at December 31, 2018	$204,671

Goodwill by geography as of December 31, 2018 was:

Total
U.S.	$201,449
APAC	3,222
Balance at December 31, 2018	$204,671

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from two years to six years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	December 31, 2018	March 31, 2018
Developed technology, gross (Software)	$54,000	$54,000
Accumulated amortization	(48,989)	(43,383)
Net developed technology	$5,011	$10,617

Customer relationship/Trade name, gross (Other assets, net)	$35,800	$35,800
Accumulated amortization	(24,774)	(20,400)
Net customer/trade name	$11,026	$15,400

Publisher relationship, gross (Other assets, net)	$23,800	$23,800
Accumulated amortization	(8,264)	(5,289)
Net publisher relationship	$15,536	$18,511

Total intangible assets, gross	$113,600	$113,600
Total accumulated amortization	(82,027)	(69,072)
Total intangible assets, net	$31,573	$44,528

Total amortization expense related to intangible assets for the nine months ended December 31, 2018 and 2017 was $13.0 million and $18.0 million, respectively.  The following table presents the estimated future amortization expenses related to purchased and other intangible assets. The amount for 2019 represents the remaining three months ending March 31, 2019. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal Year:
2019	$2,981
2020	11,925
2021	8,083
2022	5,150
2023	3,434
$31,573

9. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	December 31, 2018	March 31, 2018
Leasehold improvements	16,920	15,635
Data processing equipment	35,727	39,938
Office furniture and other equipment	6,135	6,780
	58,782	62,353
Less accumulated depreciation and amortization	34,195	30,013
	$24,587	$32,340

Depreciation expense on property and equipment was $10.7 million and $8.9 million for the nine months ended December 31, 2018 and 2017, respectively. Depreciation expense for the nine months ended December 31, 2018 included $2.0 million of accelerated depreciation expense resulting from adjusting the remaining lives of certain data processing equipment.

10. LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

March 31, 2018
Revolving credit borrowings	$230,000
Other debt	3,293
Total long-term debt	233,293

Less current installments	1,583
Less deferred debt financing costs	3,873
Long-term debt, excluding current installments and deferred debt financing costs	$227,837

The sale of AMS was completed on October 1, 2018. At the closing of the transaction, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and interest.

11. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $3.4 million at December 31, 2018 and $3.1 million at March 31, 2018.

12. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the nine months ended December 31, 2018 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2018	$541	$5,288	$5,829
Restructuring charges and adjustments	3,952	1,582	5,534
Payments	(1,363)	(878)	(2,241)
December 31, 2018	$3,130	$5,992	$9,122

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheets.

Restructuring Plans

In the nine months ended December 31, 2018, the Company recorded a total of $5.5 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The fiscal year 2019 expense included restructuring plans primarily for associates in the United States and China of $3.9 million, lease accruals and adjustments of $0.8 million, and leasehold improvement write-offs of $0.8 million. Of the associate related accruals of $3.9 million, $2.8 million remained accrued at December 31, 2018. The associate-related costs are expected to be paid out in fiscal 2019 and fiscal 2020.

In fiscal 2018, the Company recorded a total of $2.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges of $0.2 million, and lease accruals and adjustments of $2.6 million.  The associate-related accruals of $0.2 million were paid out in fiscal 2019. The lease accruals and adjustments of $2.6 million result from the Company's exit from certain leased office facilities.

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

In fiscal 2015, the Company recorded a total of $9.2 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.3 million remained accrued as of December 31, 2018. These amounts are expected to be paid out in fiscal 2019.

With respect to the fiscals 2015, 2017, 2018, and 2019 lease accruals described above, the Company intends to sublease the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Of the total amount accrued, $6.0 million remained accrued as of December 31, 2018. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Restructuring plan charges and adjustments	$5,043	$(765)	$5,534	$2,066
Other	—	(23)	—	(24)
	$5,043	$(788)	$5,534	$2,042

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

Commitments

The Company leases office space and equipment under noncancellable operating leases.  The Company has a future commitment for lease payments over the next 7 years of $50.2 million.

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

On December 22, 2017, the U.S. enacted significant tax law changes following the passage of H.R. 1, "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 "the Tax Act") (previously known as "The Tax Cuts and Jobs Act"). The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. We believe we properly estimated our federal and state income tax liabilities for the impacts of the Tax Act, including provisional amounts under SAB No. 118 related to the rate change, the impact of increased bonus depreciation, and the effects on executive compensation deductions. During the third quarter ended December 31, 2018, we finalized our analysis of the impact of the Tax Act and did not change our provisional amounts. Any impacts to our income tax expense as a result of future technical amendments, interpretations, or regulations issued by the Department of Treasury or Internal Revenue Service will be recorded in the period in which such additional guidance is issued.

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

The following table presents the balances of assets measured at fair value as of December 31, 2018 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,706	$—	$—	$13,706
Total assets	$13,706	$—	$—	$13,706

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

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct client list includes many of the world’s largest and best-known brands across most major industry verticals, including but not limited to financial, insurance and investment services, retail, automotive, telecommunications, high tech, consumer packaged goods, healthcare, travel, entertainment, non-profit, and government. Through our extensive reseller and partnership network, we serve thousands of additional companies, establishing LiveRamp as a foundational and neutral enabler of the customer experience economy.

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

This structure configured the Company's three previous segments into two, aligning key Audience Solutions’ assets to each. All identity assets including IdentityLink, AbiliTec® intellectual property and the Company's TV integrations were consolidated under LiveRamp. The remaining Audience Solutions’ lines of business for data and data services were combined with Marketing Services to create AMS.

On July 2, 2018, the Company entered into a definitive agreement to sell its AMS business to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. As required regulatory approvals were being sought and received, the Company solicited and received shareholder approval for the transaction. Shareholder approval was received on September 20, 2018, and the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the condensed consolidated financial statements as of the second quarter of fiscal 2019. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results.

The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments, transaction costs and other items of $49.0 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and interest. The Company reported a gain of $1.7 billion on the sale, which is included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.

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

IdentityLink

IdentityLink™ is our category leading software-as-a-service (SaaS) identity platform that connects people, data, and devices across the physical and digital world, powering privacy-compliant, people-based marketing that allows consumers to better connect with the brands and products they love. Leveraging the LiveRamp deterministic identity graph, IdentityLink first resolves a client’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be delivered to any of the 650 partners in our ecosystem through a process called "data onboarding" in order to support targeting, personalization and measurement use cases.

Targeting	Personalization	Measurement

Example	Example	Example
Clients can deploy targeted ads to known customers by using IdentityLink to upload data from first-, second-, and third-party data sources, resolve it to an omnichannel privacy-compliant link and then onboard to one of 650 LiveRamp partners.	Clients can deliver highly relevant content the moment viewers visit their website landing page, no login required. Leveraging IdentityLink, clients can resolve customer segment data to devices and digital IDs, onboard that data to a personalization platform and provide one-to-one experiences without compromising user privacy.	Clients can connect exposure data with first- and third-party purchase data across channels by resolving all customer devices back to the customers to which they belong. Then, clients can onboard that data to a measurement platform to clearly establish cause, effect and impact.

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

•IdentityLink for Brands and Agencies. IdentityLink allows brands and their agencies to execute people-based marketing by creating an omnichannel view of the consumer and activating for use across their choice of best-of-breed digital marketing platforms.

•IdentityLink for Platforms and Publishers. IdentityLink provides marketing technology providers and digital publishers with the ability to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

•IdentityLink for Data Owners. IdentityLink allows data owners to easily connect their data to the digital ecosystem and better monetize it. Data can be distributed directly to clients or made available through the IdentityLink Data Store feature. This adds value for brands as it allows them to augment their understanding of consumers, and increase both the extent of their reach to and depth of their understanding of customers and prospects.

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

Summary Results and Notable Events

On July 2, 2018, the Company entered into a definitive agreement to sell its Acxiom Marketing Solutions business (“AMS”) to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. As required regulatory approvals were being sought and received, the Company solicited and received shareholder approval for the transaction. Shareholder approval was received on September 20, 2018, and the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the condensed consolidated financial statements as of the second quarter of fiscal 2019. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results.

The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments, transaction costs and other items of $49.0 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and interest. The Company reported a gain of $1.7 billion on the sale, which is included in earnings from discontinued operations, net of tax.

On November 13, 2018, the Company commenced a Dutch auction tender offer to purchase up to $500 million in value of shares of its common stock . On December 13, 2018, the Company accepted for purchase 11,235,955 shares of its common stock at a price of $44.50 per share, for an aggregate cost of $503.4 million, including fees and expenses. These shares represented approximately 14.2% of the shares outstanding.

A financial summary of the quarter ended December 31, 2018 is presented below:
•Revenues were $80.0 million, a 35.4% increase from $59.1 million in the same quarter a year ago.
•Cost of revenue was $34.8 million, a 42.0% increase from $24.5 million in the same quarter a year ago.
•Gross margin decreased to 56.5% from 58.5% in the same quarter a year ago.
•Total operating expenses were $93.4 million, a 49.9% increase from $62.3 million in the same quarter a year ago.
•Cost of revenue and operating expenses for the quarters ended December 31, 2018 and 2017 include the following items:
◦Non-cash stock compensation of $26.1 million and $13.3 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $3.4 million and $6.0 million, respectively (cost of revenue)
◦Separation and transformation costs of $0.7 million and $5.2 million, respectively (operating expenses)
◦Restructuring charges of $5.0 million and benefit of $0.8 million, respectively (gains, losses and other)
•Net loss from continuing operations was $15.3 million, a loss of $0.20 per diluted share, compared to net earnings of $2.5 million, or $0.03 per diluted share in the same quarter a year ago. The prior year quarter included a one-time benefit for the remeasurement of net deferred tax liabilities related to changes in the U.S. federal tax law.
•Net cash used in operating activities was $10.9 million compared to net cash provided of $14.1 million in the same quarter a year ago.
This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended December 31, 2018.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of

Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2018	2017	Change	2018	2017	Change
Revenues	$80,021	$59,121	35	$207,304	$159,891	30
Cost of revenue	34,838	24,526	42	82,958	72,596	14
Gross profit	45,183	34,595	31	124,346	87,295	42
Total operating expenses	93,394	62,284	50	240,358	192,936	25
Loss from operations	(48,211)	(27,689)	74	(116,012)	(105,641)	10
Net earnings	$1,056,400	$22,941	4,505	$1,074,008	$18,305	5,767
Diluted earnings per share	$13.65	$0.03	4,771	$13.90	$0.23	5,898

Revenues
The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2018	2017	Change	2018	2017	Change
Subscription	$65,003	$45,789	42	$171,184	$125,157	37
Marketplace and Other	15,018	13,332	13	36,120	34,734	4
Total revenues	$80,021	$59,121	35	$207,304	$159,891	30

Total revenue for the quarter ended December 31, 2018 was $80.0 million, a $20.9 million, or 35.4%, increase compared to the same quarter a year ago. The increase was due to Subscription growth of $19.2 million, or 42.0%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $1.7 million, or 13.4%. Marketplace and Other revenue growth was negatively impacted from a revenue-sharing arrangement related to a lost customer. On a geographic basis, U.S. revenue increased $21.2 million, or 40.2%, from the same quarter a year ago. International revenue decreased $0.2 million, or 3.8%, from the same quarter a year ago. Again, International revenue was negatively impacted by the lost customer.

Total revenue for the nine months ended December 31, 2018 was $207.3 million, a $47.4 million, or 29.7%, increase compared to the same period a year ago. The increase was due to Subscription growth of $46.0 million, or 36.8%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $1.4 million, or 4.0%. Marketplace and Other revenue growth was negatively impacted from a revenue-sharing arrangement related to a lost customer. On a geographic basis, U.S. revenue increased $46.1 million, or 32.0%, from the same period a year ago. International revenue increased $1.4 million, or 8.5%, from the same period a year ago.

Cost of revenue and Gross profit
The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2018	2017	Change	2018	2017	Change
Cost of revenue	$34,838	$24,526	(1)	$82,958	$72,596	14
Gross profit	$45,183	$34,595	31	$124,346	$87,295	42
Gross margin %	56.5%	58.5%	(4)	60.0%	54.6%	10

Cost of revenue: Includes all direct costs of sales including Identity Graph costs, cloud and hosting costs, IT security and product operations functions. Finally, cost of revenue includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $34.8 million for the quarter ended December 31, 2018, a $10.3 million, or 42.0%, increase from the same quarter a year ago. Gross margins decreased to 56.5% compared to 58.5% in the same quarter of the prior year. The gross margin decrease is due primarily to increased Identity Graph data and security costs, as well as accelerated depreciation, and costs associated with the Company's migration to a new cloud based IT infrastructure. U.S. gross margins decreased to 57.6% in the current year from 61.2% in the prior year. International gross margins increased to 42.4% from 36.7%.

Cost of revenue was $83.0 million for the nine months ended December 31, 2018, a $10.4 million, or 14.3%, increase from the same period a year ago. Gross margins increased to 60.0% compared to 54.6% in the prior year. The gross margin increase is due primarily to the revenue increase. U.S. gross margins increased to 62.0% in the current year from 57.1% in the prior year due to revenue growth. International gross margins increased to 37.4% from 32.0%.

Operating Expenses
The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
Operating expenses	2018	2017	Change	2018	2017	Change
Research and development	$20,469	$14,311	43	54,379	44,750	22
Sales and marketing	40,054	27,832	44	109,317	77,904	40
General and administrative	27,828	20,929	33	71,128	68,240	4
Gains, losses and other items, net	5,043	(788)	(740)	5,534	2,042	171
Total operating expenses	$93,394	$62,284	50	240,358	192,936	25

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $20.5 million for the quarter ended December 31, 2018, an increase of $6.2 million, or 43.0%, compared to the same quarter a year ago, and are 25.6% of total revenues compared to 24.2% in the same quarter of the prior year. The increase is due to an increase in non-cash stock compensation of $2.7 million, and ongoing investment in LiveRamp products.

R&D expenses were $54.4 million for the nine months ended December 31, 2018, an increase of $9.6 million, or 21.5%, compared to the same period a year ago, and are 26.2% of total revenues compared to 28.0% in the prior year. The increase is due primarily to an increase in non-cash stock-based compensation of $3.5 million, and ongoing investment in LiveRamp products.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $40.1 million for the quarter ended December 31, 2018, an increase of $12.2 million, or 43.9%, compared to the same quarter a year ago, and are 50.1% of total revenues compared to 47.1% in the same quarter of the prior year. The increase is due to an increase in non-cash stock-based compensation of $3.2 million, primarily related to the PDP acquisition, other incentive-based compensation, and headcount to support revenue growth initiatives.

S&M expenses were $109.3 million for the nine months ended December 31, 2018, an increase of $31.4 million, or 40.3%, compared to the same period a year ago, and are 52.7% of total revenues compared to 48.7% in the prior year. The increase is due to an increase in non-cash stock-based compensation of $11.8 million, primarily related to the PDP acquisition, other incentive-based compensation, and headcount to support revenue growth initiatives.

General and administrative (G&A): Represents operating expenses for all the Company's finance, human resources, legal, corporate IT, and the corporate administrative functions.

G&A expenses were $27.8 million for the quarter ended December 31, 2018, an increase of $6.9 million, or 33.0%, compared to the same quarter a year ago, and are 34.8% of total revenues compared to 35.4% in the same quarter of the prior year. Current quarter expenses included $0.7 million of expenses related to business separation costs compared to $5.2 million in the same quarter of the prior year. The prior year costs were primarily related to AMS separation planning and readiness activities. Additionally, G&A expenses included $9.6 million of non-cash stock-based compensation compared to $3.2 million in the same quarter of the prior year. The current period increase is due to PSU conversions to RSUs at 200% on the date of the AMS disposition, new LiveRamp leadership equity grants in the quarter, and award modifications (vesting terms modified to end of transition term) for transition associates. The remaining increase in G&A expenses is primarily headcount related to support business growth.

G&A expenses were $71.1 million for the nine months ended December 31, 2018, an increase of $2.9 million, or 4.2%, compared to the same period a year ago, and are 34.3% of total revenues compared to 42.7% in the prior year. Current period expenses included $2.8 million of expenses related to business separation costs compared to $17.8 million in the prior year. The prior year costs were primarily related to separation planning and readiness activities. Additionally, G&A expenses included $15.7 million of non-cash stock-based compensation compared to $8.9 million in the prior year. The current period increase is due to PSU conversions to RSUs at 200% on the date of the AMS disposition, new LiveRamp leadership equity grants, and award modifications for transition associates. The remaining increase in G&A expenses is primarily headcount related to support business growth.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $5.0 million for the quarter ended December 31, 2018 increased $5.8 million compared to the same quarter a year ago. The current quarter included restructuring charges (primarily severance and lease reserves).  Gains, losses and other items, net of $5.5 million for the nine months ended December 31, 2018 increased $3.5 million compared to the same period a year ago.

Loss from Operations and Operating Margin

Loss from operations was $48.2 million for the quarter ended December 31, 2018 compared to $27.7 million for the same quarter a year ago. Operating margin was a negative 60.2% compared to a negative 46.8%.

Loss from operations was $116.0 million for the nine months ended December 31, 2018 compared to $105.6 million for the same period a year ago. Operating margin was a negative 56.0% compared to a negative 66.1%.

Other Income and Income Taxes

Other income was $10.4 million for the quarter ended December 31, 2018 compared to of $0.4 million for the same quarter a year ago. Other income was $10.5 million for the nine months ended December 31, 2018 compared to $0.1 million for the same period a year ago. Other income primarily consists of interest income related to invested cash proceeds from the sale of AMS.

Income tax benefit was $22.5 million on pretax loss of $37.8 million for the quarter ended December 31, 2018 compared to income tax benefit of $29.8 million on pretax loss of $27.3 million for the same quarter last year. The effective tax rates for both periods were impacted by non-deductible stock-based compensation related to the Arbor and Circulate acquisitions. During the quarter ended December 31, 2018, the Company recognized a discrete tax benefit of $1.8 million related to net excess tax benefits from stock-based compensation compared to $0.1 million discrete tax charge related to shortfalls for the same quarter last year.

Income tax benefit was $21.3 million on pretax loss of $105.5 million for the nine months ended December 31, 2018 compared to income tax benefit of $55.0 million on pretax loss of $105.5 million for the same period last year. The effective tax rates for both periods were impacted by non-deductible stock-based compensation related to the Arbor and Circulate acquisitions. In the nine months ended December 31, 2018, the Company recognized a discrete tax expense of $4.2 million in connection with establishing a valuation allowance against its deferred tax assets. During the nine months ended December 31, 2018, the Company recognized a discrete tax benefit of $3.6 million related to net excess tax benefits from stock-based compensation compared to $1.3 million for the same period last year.

The three and nine month periods ended December 31, 2018 were also impacted by the Tax Act's permanent reduction in the U.S. federal corporate income tax rate. In addition, the three and nine month periods ended December 31, 2017 included a $24.2 million one-time tax benefit for the remeasurement of net deferred tax liabilities. We remeasured our deferred taxes to reflect the reduced Federal tax rate that will apply when these deferred taxes are settled or realized in future periods.

Discontinued Operations

Summary results of operations of AMS are segregated and included in earnings from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations for the periods presented below (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenues	$—	$175,750	$332,185	$512,734
Cost of revenue	24,677	91,394	213,512	272,356
Gross profit	(24,677)	84,356	118,673	240,378
Operating expenses:
Research and development	6,703	9,007	21,621	26,144
Sales and marketing	18,110	25,898	60,743	74,384
General and administrative	27,767	9,957	72,150	26,926
Gains, losses and other items, net	(1,658,667)	747	(1,656,014)	1,479
Total operating expenses	(1,606,087)	45,609	(1,501,500)	128,933
Income from discontinued operations	1,581,410	38,747	1,620,173	111,445
Interest expense	—	(2,566)	(5,702)	(7,432)
Other, net	74	(13)	97	(176)
Earnings from discontinued operations before income taxes	1,581,484	36,168	1,614,568	103,837
Income taxes	509,823	15,761	456,301	34,986
Earnings from discontinued operations, net of tax	$1,071,661	$20,407	$1,158,267	$68,851

Capital Resources and Liquidity

Working Capital and Cash Flow
Working capital at December 31, 2018 totaled $1.105 billion, a $961.3 million increase when compared to $144.0 million at March 31, 2018, due primarily to the net cash received in the sale of AMS. Current assets and current liabilities held for sale at March 31, 2018 are excluded from working capital.

The Company’s cash is primarily located in the United States.  Approximately $7.5 million of the total cash balance of $1.547 billion, or approximately 0.5%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Accounts receivable days sales outstanding was 83 days at December 31, 2018 compared to 78 days at March 31, 2018, and is calculated as follows (dollars in thousands):

	December 31, 2018	March 31, 2018
Numerator – trade accounts receivable, net	$71,906	$52,047
Denominator:
Quarter revenue	80,021	60,210
Number of days in quarter	92	90
Average daily revenue	$870	$669
Days sales outstanding	83	78

Net cash used in operating activities was $40.3 million for the nine months ended December 31, 2018, compared to $4.8 million in the same period a year ago.  The $35.6 million decrease resulted primarily from unfavorable changes in working capital.

Investing activities used cash of $7.8 million during the nine months ended December 31, 2018 compared to $4.0 million in the same period a year ago. The year over year change is primarily due to the collection of the $4.0 million note receivable from the Impact sale in the prior year. Investing activities also included capital expenditures of $4.0 million ($5.2 million in the prior year), capitalization of software of $1.3 million ($1.7 million in the prior year), and payments for investments of $2.5 million ($1.0 million in the prior year).

Financing activities used cash of $820.6 million during the nine months ended December 31, 2018 compared to $35.1 million in the same period a year ago. The year over year change is primarily due to the payoff of the revolver debt of $230.0 million, and the acquisition of treasury shares from the tender offer of $503.4 million (11.2 million shares). The prior period included the debt refinancing which consisted of the payment of the prior debt of $226.2 million plus the fees related to the debt refinancing of $4.0 million offset by the proceeds from the new debt of $230.0 million. Financing activities also included the acquisition of treasury stock pursuant to the board of directors' approved stock repurchase plan of $64.1 million (2.3 million shares of the Company's common stock pursuant to the board of directors' approved stock repurchase plan) compared to $39.4 million in the prior year, and sale of common stock, net of stock acquired for withholding taxes of $19.5 million (net cash provided of $5.1 million in the prior year).

Net cash provided by discontinued operations was $2.3 billion in the current period compared to $50.6 million in the prior year. The increase is due to the net cash received in the sale of AMS.

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

During the nine months ended December 31, 2018, the Company repurchased 2.3 million shares of its common stock for $64.1 million under the stock repurchase program.  Through December 31, 2018, the Company had repurchased a total of 22.4 million shares of its stock for $438.7 million under the stock repurchase program, leaving remaining capacity of $561.3 million.

On October 25, 2018, the board of directors authorized a Dutch auction tender offer to purchase shares of its outstanding common stock at an initial aggregate purchase price not to exceed $500 million, plus up to 2% of the Company's outstanding shares of common stock in accordance with the rules and regulations of the SEC. On December 13, 2018, the Company accepted for purchase 11,235,955 shares of its common stock at a price of $44.50 per share, for an aggregate cost of $503.4 million, including fees and expenses. These shares represented approximately 14.2% of the shares outstanding.

Credit and Debt Facilities

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

Off-Balance Sheet Items and Commitments

Contractual Commitments
The following table presents the Company’s contractual cash obligations, exclusive of interest, and purchase commitments at December 31, 2018.  The table does not include the future payment of liabilities related to uncertain tax positions of $17.5 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2019 represent the remaining three months ending March 31, 2019.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$3,077	$12,024	$11,264	$10,913	$5,159	$7,767	$50,204

	For the years ending March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Purchase commitments	$6,999	$12,892	$9,861	$4,073	$3,212	$1,575	$38,612

Purchase commitments primarily include contractual commitments for the purchase of data.

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.  Management believes that the Company’s existing available cash will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future.  The Company also evaluates acquisitions from time to time, which may require up-front payments of cash.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2018 Annual Report.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Australia, China, Singapore and Japan. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2018 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements.  In addition, the Management’s Discussion and Analysis filed as part of the 2018 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments.  None of the Company’s critical accounting policies have materially changed since the date of the last annual report other than as described in the Accounting Pronouncements Adopted During the Current Year section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

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

Forward-looking statements may include but are not limited to the following:

•management’s expectations about the macro economy;

•statements containing a projection of revenues, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

•statements of the plans and objectives of management for future operations, including, but not limited to, those statements contained under the heading “Growth Strategy” in Part I, Item 1 of the Company's 2018 Annual Report on Form 10-K;

•statements of future economic performance, including, but not limited to, those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2018 Annual Report on Form 10-K;

•statements containing any assumptions underlying or relating to any of the above statements; and

•statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's 2018 Annual Report and those described from time to time in our future reports filed with the SEC;

•the possibility that, in the event a change of control of the Company is sought, certain clients may attempt to invoke provisions in their contracts allowing for termination upon a change in control, which may result in a decline in revenue and profit;

•the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;

•the possibility that sales cycles may lengthen;

•the possibility that we will not be able to properly motivate our sales force or other associates;

•the possibility that we may not be able to attract and retain qualified technical and leadership associates, or that we may lose key associates to other organizations;

•the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;

•the possibility that there will be changes in consumer or business information industries and markets that negatively impact the Company;

•the possibility that we will not be able to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

•the possibility that there will be changes in the legislative, accounting, regulatory and consumer environments affecting our business, including but not limited to litigation, legislation, regulations and customs impairing our ability to collect, manage, aggregate and use data;

•the possibility that data suppliers might withdraw data from us, leading to our inability to provide certain products and services;

•the possibility that data purchasers will reduce their reliance on us by developing and using their own, or alternative, sources of data generally or with respect to certain data elements or categories;

•the possibility that we may enter into short-term contracts, which would affect the predictability of our revenues;

•the possibility that the amount of ad hoc, volume-based and project work will not be as expected;

•the possibility that we may experience a loss of data center capacity or interruption of telecommunication links or power sources;

•the possibility that we may experience failures or breaches of our network and data security systems, leading to potential adverse publicity, negative customer reaction, or liability to third parties;

•the possibility that our clients may cancel or modify their agreements with us;

•the possibility that we will not successfully complete customer contract requirements on time or meet the service levels specified in the contracts, which may result in contract penalties or lost revenue;

•the possibility that we may experience processing errors that result in credits to customers, re-performance of services or payment of damages to customers;

•the possibility our performance may decline and we may lose advertisers and revenue if the use of "third-party cookies" or other tracking technology is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users' devices, or our or our clients' ability to use data on our platform is otherwise restricted;

•general and global negative economic conditions; and

•our tax rate and other effects of the changes to U.S. federal tax law.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2018, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive MD of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

a.Not applicable.

a.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
October 2018	—	—	—	$79,600,656
November 2018	400,194	45.81	400,194	61,259,714
December 2018	—	—	—	61,259,714
Total	400,194	—	400,194	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on October 25, 2018. Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. Through December 31, 2018, the Company had repurchased a total of 22.4 million shares of its stock for $438.7 million, leaving remaining capacity of $561.3 million under the stock repurchase program.

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

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2018, and March 31, 2018, (ii) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Operations for the Nine Months ended December 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended December 31, 2018 and 2017, (v) Condensed Consolidated Statements of Comprehensive Income for the Nine Months ended December 31, 2018 and 2017, (vi) Condensed Consolidated Statement of Equity for the Nine Months ended December 31, 2018, (vii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveRamp Holdings, Inc.

Dated: February 11, 2019

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)