Form 10-K
period 2019-03-31
LiveRamp Holdings, Inc.
filed 2019-05-29
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-38669

LIVERAMP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	83-1269307
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Bush Street, Seventeenth Floor	94104
San Francisco, CA (Address of Principal Executive Offices)	(Zip Code)

(866) 352-3267
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 Par Value	RAMP	New York Stock Exchange

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
Yes [  ]        No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the NASDAQ Global Select Market was approximately $3,313,303,674. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of Common Stock, $.10 par value per share, outstanding as of May 23, 2019 was 68,972,247.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”) of LiveRamp Holdings, Inc. (“LiveRamp,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.liveramp.com, where copies of documents that we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically.  Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Copies may also be obtained through the SEC’s EDGAR site at the website address http://www.sec.gov, or by sending a written request for copies to LiveRamp Investor Relations, 225 Bush Street, Seventeenth Floor, San Francisco, California 94104.  Copies of all our SEC filings were available on our website during the past fiscal year covered by this Form 10-K.  In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive, and Governance/Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company.  Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

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
•statements containing a projection of revenues, operating income (loss), income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;
•statements of the plans and objectives of management for future operations, including, but not limited to, those statements contained under the heading “Growth Strategy” in Part I, Item 1 of this Annual Report on Form 10-K;
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
•the possibility that the integration of acquired businesses may not be as successful as planned;
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
•the possibility that we may enter into short-term contracts that would affect the predictability of our revenues;
•the possibility that the amount of volume-based and other transactional based work will not be as expected;
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
•the possibility that we will not successfully meet customer contract requirements or the service levels specified in the contracts, which may result in contract penalties or lost revenue;
•the possibility that we experience processing errors that result in credits to customers, re-performance of services or payment of damages to customers;
•the possibility that our performance may decline and we lose advertisers and revenue if the use of "third-party cookies" or other tracking technology is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users' devices, or our or our clients' ability to use data on our platform is otherwise restricted;
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

LiveRamp is a global technology company with a vision of becoming the trusted platform that makes all customer data accessible and meaningful. We provide a best-in-class enterprise customer management platform that help organizations better leverage customer data to deliver innovative products and meaningful experiences. Powered by its core capabilities in data accessibility, identity, connectivity and data stewardship, LiveRamp makes it safe and easy to connect the world’s data, people and applications.

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

Industry

We are experiencing a convergence of several key industry trends that are shaping the future of how data is used to power the customer experience economy. Some of these key trends include:

Growing Data Usage

Advances in software and hardware and the growing use of the Internet have made it possible to collect and rapidly process massive amounts of personal data. Data vendors are able to collect user information across a wide range of offline and online properties and connected devices, and to aggregate and combine it with other data sources. This data can be integrated with its own proprietary data and can be made non-identifiable if the use case requires it. Through the use of these data sources, together with real-time feedback on consumer reactions to the ads, data-driven advertising increases the value of impressions for marketers, inventory owners and viewers who receive more personalized and relevant ads.

Tremendous Complexity

The customer experience economy has evolved significantly in recent years driven by rapid innovation and an explosion of data, channels, devices, and applications. Historically, brands interacted with consumers through a limited number of channels, with limited visibility into the activities taking place. Today, companies interact with consumers across a growing number of touchpoints, including online, social, mobile and point-of-sale. The billions of interactions that take place each day between brands and consumers create a trove of valuable data that can be harnessed to power better interactions and experiences. However, most enterprise marketers remain unable to cut through the complexity to effectively leverage this data.

Increasing Fragmentation

Today, customer journeys span multiple channels and devices over time, resulting in data silos and fragmented identities. As consumers engage with brands across various touchpoints – over the web, mobile devices and applications, by email and television, and in physical stores – they may not be represented as single unique individuals with complex behaviors, appearing instead as disparate data points with dozens of different identifiers. Becky Smith who lives at 123 Main Street may appear as beckys@acme.com when she uses Facebook, becky@yahoo.com when she signs into Yahoo Finance, cookie 123 when she browses msn.com, cookie ABC when she browses aol.com, and so on. As a result, enterprise marketers struggle to understand the cross-channel, cross-

device habits of consumers and the different steps they take on their path to conversion. More specifically, data silos and fragmented identities prevent companies from being able to resolve all relevant data to a specific individual; this poses a challenge to the formation of accurate, actionable insights about a brand’s consumers or campaigns.

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

Heightened Privacy and Security Concerns

In the era of regulation such as the European General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"), diligence in the areas of consumer privacy and security is and will continue to be paramount. Consumer understanding of the benefits of marketing technology often lags the pace of innovation, inspiring new demands from government agencies and consumer advocacy groups across the world. These factors challenge the liability every company faces when managing and activating consumer data.

Marketing and Customer Experience in the Data-Driven Era

As the world becomes more multichannel, consumer behavior is rapidly shifting, and organizations are increasingly realizing that true competitive advantage lies in providing meaningful customer experiences – experiences that are personalized, relevant and cohesive across all channels and interactions. Experience is the key to brand differentiation and retention. A recent Forrester Consulting study of global organizations found that experience-driven businesses grow revenues 1.4x the rate of other companies and enjoy significantly higher customer retention rates. Companies that fail to prioritize customer experience as a strategic growth initiative will simply get left behind.

In concert, consumer expectations are also at an all-time high – in fact, 67% of consumers say their standard for good experiences is higher than it has ever been. Consumers are demanding personalization – and, in this new area, every consumer interaction has the potential to be individually relevant, addressable, and measurable.

Data is at the center of exceptional customer experiences but is still vastly underutilized. Organizations must capture, analyze, understand – and, most importantly use – customer data to power the customer experience. By understanding which devices, email addresses, and postal addresses relate to the same individual, enterprise marketers can leverage that insight to deliver seamless experiences as consumers engage with a company across all touchpoints. At the same time, by reaching consumers at the individual level, organizations can reduce marketing waste and more easily attribute their marketing spend to actual results. Enterprise marketers recognize the huge opportunity big data brings, yet more than 60% admit they are not using their data to effectively drive their customer experience.

Growing Complexity

Innovation has fueled the growth of a highly-fragmented technology landscape, forcing companies to contend with thousands of marketing technologies and data silos. To make every customer experience relevant across channels and devices, organizations need a trusted platform that can break down those silos, make data portable, and accurately recognize individuals throughout the customer journey. Marketing is becoming more audience-centric, automated, and optimized. However, several important factors still prevent data from being used effectively to optimize the customer experience:

•Identity. For organizations to target audiences at the individual level, they must be able to recognize consumers across all channels and devices, and link multiple identifiers and data elements back to a persistent identifier to create a single view of the customer.

•Scaled Data Assets. Quality, depth, and recency of data matters when deriving linkages between identifiers. Organizations must have access to an extensive set of data and be able to match that data with a high degree of accuracy to perform true cross-device audience targeting.

•Connectivity. The fragmented marketing landscape creates a need for a common network of integrations that make it easy and safe to match and activate data anywhere in the ecosystem.

•Walled Gardens. Walled gardens, or marketing platforms that restrict the use of data outside of their walls, are becoming more pervasive and can result in loss of control, lack of transparency, and fragmented brand experiences. Organizations need a solution that enables an open ecosystem and ensures complete control over customer data, along with the flexibility to choose a diversified approach to meeting marketing goals.

•Ethical Use of Data. Preserving brand integrity and delivering positive customer experiences is a top priority for every enterprise. Organizations must be able to manage large sets of complex data ethically, securely, within legal boundaries, and in a way that protects consumers from harms.

Our Approach

Companies want to enable better decisions, improve ROI and deliver better experiences to its customers – and it all begins with data. However, given the rapid adoption of new platforms and channels, enterprise marketers remain plagued by fragmented data – resulting in a shallow, incomplete or incorrect understanding of the people they do business with. Data today is still too hard to access, too hard to make sense of and too hard to activate across all the touchpoints where it could power better decision-making and better experiences. Data fragmentation is the reason companies struggle to deliver relevant, consistent and meaningful experiences to their customers. Our mission is to break down silos and make data safe and easy to use. Leveraging our core capabilities in data access, identity resolution, connectivity and data stewardship, we create the foundation off which the ecosystem can deliver innovative products and services.

We are middleware for the customer experience economy. LiveRamp provides the trusted platform that sits in between customer data and the thousands of applications that data could power. We make data consistent, consumable and portable. We ensure the seamless transition of data to and from the customer experience applications our customers use. We empower businesses to make data more accessible and create richer, more meaningful experiences for their customers.

The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise customer management platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the 600 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

•Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally-identifiable or "PII"), and replaces them with anonymized IDs called IdentityLinks, a true people-based identifier. IdentityLinks can then be distributed through direct integrations to the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

•Identity Resolution. We provide enterprise-level identity resolution with accuracy, reach, privacy, flexibility and scale. Our identity resolution capabilities are built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy while still being privacy compliant. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph associates anonymous device IDs, cookie IDs and other online customer IDs from premium publishers, platforms or data providers, around an IdentityLink. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user in anonymous spaces.

•Data Networks. We enable the search, discovery and distribution of data, with access to trusted industry leading third-party data globally. The LiveRamp platform allows users to organize, group and access customer data, connected via IdentityLink, to benefit from better campaign targeting and audience intelligence. Our platform also provides the tools for data providers to manage the organization, access, and operation of their data and services available across platforms, publishers, agencies, brands, and data companies. Providers and buyers can also choose to leverage our neutral data marketplace (see below for discussion on Data Store), featuring 180 providers across all verticals and data types.

•Measurement & Analytics. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with IdentityLinks. Customers then can use that aggregated view of each customer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

•Analytics Environments. We also help enable in-house data science analytics, providing an end-to-end customized measurement solution designed for marketers looking to create an omnichannel view of their customer journey. Leveraging our identity graph, we help organizations control and aggregate all their customer data to interrogate, explore, analyze and report within our data science environment, that powers the deep functionality of a data lake.

•Consent Management. Our Consent Management Platform ("CMP") empowers consumers to maintain their privacy while facilitating business for brands and publishers. Our CMP informs website visitors about the data being collected on them and how it will be used. We provide the tools to give consumers control and choice over their personal data, publishers the solutions to operate sustainable business models, and brands the ability to advertise more relevantly and effectively.

Consumer privacy and data protection, what we call Data Ethics, are at the center of how we design our products and services. Accordingly, the LiveRamp platform operates with technical, operational, and personnel controls designed to keep our customers’ data private and secure.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 665 direct customers world-wide, including approximately 20% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 300 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

•Marketing Technology Providers. We provide marketing technology providers with the identity foundation required to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

•Publishers. We enable publishers of any size to offer people-based marketing on their properties. This adds value for brands by providing direct access to their customers and prospects in the publisher's premium inventory.

•Data Owners. Leveraging our vast network of integrations, we allow data owners to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to clients or made available through the LiveRamp Data Store feature. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

We primarily charge for IdentityLink on an annual subscription basis. Our subscription pricing is based primarily on data volume supported by our platform.

Data Store

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Store is a data marketplace that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Store allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, the Data Store provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access high-quality third-party data from more than 180 data owners, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We primarily generate revenue from the Data Store through revenue-sharing arrangements with data owners that are monetizing their data assets on our marketplace. This revenue is typically transactional in nature, tied to data volume purchased on the Data Store.

Competitive Strengths

Our competitive strengths can be mapped back to our core capabilities around data access, identity, connectivity and data stewardship – which together create strong network effects that form a larger strategic moat around the entire business.

•Extensive Coverage. We activate data across an ecosystem of more than 600 partners, representing the largest network of connections in the digital marketing space. We use 100% deterministic matching, resulting in the strongest combination of reach and accuracy. Through our Data Store, we offer multi-sourced insight into approximately 700 million consumers worldwide, and over 5,000 data elements from hundreds of sources with permission rights.

•Most Advanced Consumer-Level Recognition. Our proprietary, patented recognition technology draws upon an extensive historical reference base to identify and link together multiple consumer records and identifiers. We use the pioneering algorithms of AbiliTec® and deterministic digital matching to link individuals and households to the right digital identifiers including cookies, mobile device IDs, Advanced TV IDs, and user accounts at social networks. As a result, we are able to match online and offline data with a high degree of speed and accuracy.
•Scale Leader in Data Connectivity. We are the category creator and largest provider of identity and data connectivity at scale. We match records with the highest level of accuracy and offer the most flexibility for activating data through our extensive set of integrations. Our platform processes more than 4 trillion data records daily.

•Unique Position in Marketing Ecosystem. We are the only open and neutral enterprise customer management platform operating at large scale. We provide the data connectivity required to build best-of-breed integrated marketing stacks, allowing our customers to innovate through their preferred choice of data, technology, and services providers. We strive to make every customer experience application more valuable by providing access to more customer data. We enable the open marketing stack and power the open ecosystem.
•Standard Bearer for Privacy and Security. LiveRamp has been a leader in data stewardship and a strong and vocal proponent of providing consumers with more visibility and control over their data. A few examples of our commitment in this area:
◦In all of our major geographies we have Privacy teams focused on the protection and responsible use of consumer data
◦The use of our privacy-enabled environment that allows marketers and partners to connect different types of data while protecting and governing its use
◦Industry-leading expertise in safely connecting data across the online and offline worlds
◦In fiscal 2020, the acquisition and integration of Faktor to streamline consent management across the open ecosystem. Faktor is a global consent management platform that allows consumers to better manage how and where their data is used.
•Strong Customer Relationships. We work with over 665 direct customers world-wide and serve thousands of additional customers indirectly through our partner and reseller network. We have deep relationships with companies and marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our strong net dollar retention rate, which has been at least 115% during the last eight quarters.

Growth Strategy

LiveRamp is a category creator, thought leader and innovator in how data is used to power the customer experience. Key elements of our growth strategy include:

•Grow our Customer Base. We have strong relationships with many of the world’s largest brands, agencies, marketing technology providers, publishers and data providers. Today, we work with over 665 direct customers globally; however, we believe our target market includes the world’s top 3,000 enterprises, signaling there is still significant opportunity to add new customers to our roster. We expect to continue making investments in growing our sales and customer success team to support this strategy.

•Expand Existing Customer Relationships. A key growth lever for our business is the ability to land and expand – or grow existing customer relationships. Our subscription pricing is tiered based on data volume, so over time, as customers expand their usage and leverage their data across more use cases, we are able to grow our relationships. Today, we work with over 45 clients paying us $1 million or more, and as we continue to expand our coverage beyond programmatic, we expect to see this number grow.

•Continue to Innovate and Extend Leadership Position in Identity. We intend to establish LiveRamp as the standard for consumer-level recognition across the marketing ecosystem, providing a single source of user identity for audience targeting, measurement and personalization.

•Establish LiveRamp as the Trusted, Best and Essential Industry Standard for Connected Data. We intend to continue to make substantial investments in our platform and solutions and extend our market leadership through innovation. Our investments will focus on automation, speed, higher match rates, expanded partner integrations and use cases, and new product development.

•Expand Global Footprint. Many of our customers and partners serve their customers on a global basis, and we intend to expand our presence outside of the United States to serve the needs of our customers in additional geographies. As we expand relationships with our existing customers, we are investing in select regions in Europe and Asia.

•Expand Addressable Market. Historically, our focus has been to enable data-driven advertising in the programmatic space. As customers look to deploy data across additional use cases, we intend to power all advertising use cases and expand our role inside the enterprise. Advanced TV, B2B and second-party data are great examples of this strategy. In addition, over time, we intend to pursue adjacent markets beyond marketing, like risk and fraud, healthcare and government, where similar identity and data connectivity challenges exist.

•Build an Exceptional Business. We do not aspire to be mediocre, good, or even great – we intend to be the absolute best in everything we do. We employ exceptional people, challenge them to accomplish exceptional things, and achieve exceptional results for our clients and shareholders. We will do this through five guiding principles: 1) Above all, we do what is right; 2) We always say what we mean and do what we say; 3) We empower people; 4) We respect people and time; and 5) We get stuff done.

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

We have policies and operational practices governing our use of data that we believe reflect leading best practices and actively promote a set of effective privacy guidelines for digital advertising and direct marketing via all channels of addressable media, e-commerce, risk management and information industries as a whole. We are certified under the European Union ("EU")-U.S. and Swiss-U.S. Privacy Shield programs in an effort to ensure our continued ability to process information across borders. We have a dedicated team in place to oversee our compliance with the data protection regulations that govern our business activities in the various countries in which we operate.

The U.S. Congress continues to debate data privacy legislation, and there are many different types of data privacy legislation pending at the state level. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being developed.

We expect the trend of enacting and revising data protection laws to continue and that new and expanded data privacy legislation in various forms will be implemented in the U.S. and in other countries around the globe.  We are supportive of legislation that codifies current industry guidelines of accountability-based data governance that includes meaningful transparency for the individual, and appropriate controls over personal information and choice whether that information is shared with independent third parties for marketing purposes. We also support legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Customers

Our customer base consists primarily of Fortune 1000 companies and organizations in the financial services, insurance, information services, direct marketing, retail, consumer packaged goods, technology, automotive, healthcare, travel and communications industries as well as in non-profit and government sectors. Given the strong network effects associated with our platform, we work with both enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers.

We seek to maintain long-term relationships with our clients. Our average subscription contract is one year in duration, although some of our customers are entering into multi-year subscriptions. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our strong net dollar retention rate, which has been consistently north of 115% over the last eight quarters.

Our ten largest clients represented approximately 32% of our revenues in fiscal year 2019 but no single client accounted for more than 10% of our consolidated revenues.

Sales and Marketing

Our sales teams focus on new business development across all markets – sales to new clients and sales of new lines of business to existing clients, as well as revenue growth within existing accounts. We organize our customer relationships around customer type and industry vertical, as we believe that understanding and speaking to the nuances of each industry is the most effective way to positively impact our customers’ businesses.

Our partner organization focuses on enabling key media partners, agencies and software providers who can help drive value for our customers.

Our marketing efforts are focused on increasing awareness for our brand, executing thought-leadership initiatives, supporting our sales team and generating new leads. We seek to accomplish these objectives by hosting and presenting at industry conferences, hosting client advisory boards, publishing white papers and research, public relations activities, social media presence and advertising campaigns.

Research and Development

Research and development expense was $85.7 million in fiscal 2019, compared to $60.7 million in fiscal 2018, and $49.4 million in fiscal 2017.  Management expects to maintain investment spending at similar levels in fiscal 2020.

Competition

Competitors to LiveRamp are typically also members of our partner and reseller ecosystem, creating a paradigm where competition is the norm. Our primary competitors are companies that sell data onboarding as part of a suite of marketing applications or services. Walled gardens that offer a direct interface for matching CRM data compete for a portion of our services, particularly amongst marketers that have not yet adopted in-house platforms for programmatic marketing or attribution. Some providers of tag management, data management, and cross-device marketing solutions have adopted positioning similar to our business and compete for mindshare. In markets outside the United States, we primarily face small local market players.

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

While the majority of our business is not subject to seasonal fluctuations, our Marketplace and other business experiences modest seasonality, as the revenue generated from this area of the business is more transactional in nature and tied to advertising spend. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. We expect our Marketplace and other revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Pricing

More than 80% of our revenue is derived from monthly recurring subscription fees sold on an annual basis. Our subscription pricing is tiered based on data volume supported by our platform. We also generate revenue from data providers, digital publishers and advanced TV platforms in the form of revenue-sharing agreements.

Employees

LiveRamp employs approximately 950 employees (LiveRampers) worldwide. No U.S. LiveRampers are represented by a labor union or subject to a collective bargaining agreement. To the best of management’s knowledge, 2 LiveRampers are elected members of work councils or trade unions representing LiveRamp employees in the European Union. LiveRamp has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

LiveRamp’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 51, is the Chief Executive Officer of the Company.  Prior to joining the Company in 2011, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010.  In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A|Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an ad serving technology now owned by Facebook).  Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc.  He previously served on the boards of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry, the Internet Advertising Bureau (IAB) and the Center for Medical Weight Loss.  He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Warren C. Jenson, age 62, is the Company’s President, Chief Financial Officer and Executive Managing Director of International. He joined the Company in 2012 and is responsible for all aspects of LiveRamp's financial management and the Company’s business operations outside the United States.  Prior to joining the Company, Mr. Jenson served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations.  From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company.  He has more than 30 years of experience in strategy and operational finance and has been a part of some of the most important success stories of the last two decades, including Amazon.com, NBC and Electronic Arts. In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010.  He also has significant experience in mergers and acquisitions, as well as in the development and formulation of strategic partnerships. Mr. Jenson's board experience includes Digital Globe (NYSE: DGI), Tapjoy, and the Marshall School of Business at the University of Southern California.  He holds a bachelor's degree in accounting and a master of accountancy degree, both from Brigham Young University.

Jerry C. Jones, age 63, is the Company’s Executive Vice President, Chief Ethics and Legal Officer, and Assistant Secretary.  He joined the Company in 1999 and currently oversees the Company’s legal, data ethics and human resources matters. He also assists in the strategy and execution of mergers and acquisitions and the Company’s strategic initiatives. Prior to joining the Company, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests.  Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Compensation Committee and the Nominating & Governance Committee. During part of the 2018 fiscal year, he also served on the Agilysys, Inc. Audit Committee. He also serves on the board of directors of Heifer International and on the UA Little Rock Board of Visitors, and is a co-founder of uhire U.S.  He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 60 democratic countries. He was a member of the board of directors of Entrust, Inc. until it was purchased by private investors in 2009 and is former chairman of the board of the Arkansas Virtual Academy. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

James F. Arra, age 53, is President and Chief Commercial Officer of the Company. In this role he is responsible for leading the go-to-market strategy for LiveRamp’s client verticals: brands, agencies, data providers, platforms and publishers. Since joining LiveRamp in 2013, Mr. Arra has held several key leadership roles. From 2009 to 2012, Mr. Arra was Vice President of worldwide sales at TRUSTe, where he helped grow the company from less than 1,000 customers to more than 6,000 customers in just over three years. Prior to TRUSTe, he was in a sales leadership role at Vontu, a data security company that was acquired by Symantec, and before that was a vice president and general manager at FreeMarkets, a publicly traded SaaS company that subsequently merged with Ariba. Mr. Arra holds a bachelor’s degree in electrical engineering with a minor in quantitative economics and decision theory from the University of California, San Diego.

Anneka R. Gupta, age 31, is President and Head of Products and Platforms of the Company. She is responsible for leading LiveRamp’s product, engineering, marketing, and general and administrative functions. Previously Ms. Gupta was LiveRamp’s chief product officer, overseeing product strategy and execution. During her eight-year tenure at the Company, Ms. Gupta has led successful efforts in a variety of disciplines, including marketing, recruiting, product management and software development. In 2016, Ms. Gupta was recognized as a “Top 10 Digital Marketing Innovator” by AdAge magazine. She holds a bachelor’s degree in math and computational sciences from Stanford University and has completed the Executive Program at the Stanford University Graduate School of Business.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K and in other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Strategy

We are dependent upon customer renewals, the addition of new customers and increased revenue from existing customers for our subscription revenue through our IdentityLink platform and our marketplace and other business.

To sustain or increase our revenue, we must regularly add new clients and encourage existing clients to maintain or increase their business with us. As the market matures and as existing and new market participants produce new and different approaches to enable businesses to address their respective needs that compete with our offerings, we may be forced to reduce the prices we charge, may be unable to renew existing customer agreements, or enter into new customer agreements at the same prices and upon the same terms that we have historically obtained. If our new business and cross-selling efforts are unsuccessful or if our customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

Our existing customers have no obligation to renew their contracts or may not choose to renew their contracts for a variety of reasons. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction, pricing changes, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, and reductions in our customers’ spending levels or other declines in customer activity. If our customers do not renew their contracts or decrease the amount they spend with us, our revenue will decline and our business will suffer.

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest clients represented approximately 32% of our revenues in fiscal year 2019, but no single client accounted for more than 10% of the consolidated revenues of the Company.  The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results.

Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, leading to our inability to provide products and services to our clients, which could lead to a decrease in revenue and loss of client confidence.

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms.  We could suffer material adverse consequences if our data suppliers were to withhold their data from us, which could occur either because we fail to maintain sufficient relationships with the suppliers or if they decline to provide, or are prohibited from providing, such data to us due to legal, contractual, privacy, competition or other economic concerns.  For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if we breach their expectations of our use of their data, if they are acquired by one of our competitors, if legislation is passed restricting the use or dissemination of the data they provide, if market optics become negative regarding the sharing of their data with third parties or allowing the setting of third-party cookies from their sites, if publishers change their privacy policies or user settings in a material manner that turns off or diminishes the volume of data we receive, or if judicial interpretations are issued restricting use of such data, or for other reasons.  Further, definitions in enacted or proposed state-level data broker legislation could be interpreted to apply to LiveRamp, potentially exposing the Company to negative perceptions and diminishing data available to it. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards.  If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we were to sever ties with our data suppliers based on their inability to meet appropriate data standards, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues and operating results.

Our business is subject to substantial competition from a diverse group of competitors.  New products and pricing strategies introduced by these competitors could decrease our market share or cause us to lower our prices in a manner that reduces our operating margin.

We operate in a highly competitive and rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and operating results. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, which may include large established companies, all of which currently offer, or may in the future offer, products and services that result in additional competition. These competitors may be in a better position to develop new products and pricing strategies that more quickly and effectively respond to changes in customer requirements in these markets.  Some of our competitors may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale.  Such introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business.  In such event, we could experience a decline in market share and be forced to reduce our prices, resulting in lower profit margins for the Company.

The failure to recruit and retain qualified personnel could hinder our ability to successfully execute our business strategy, which could have a material adverse effect on our financial position and operating results.

Our growth strategy and future success depends in large part on our ability to attract and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our products, processing functionality, software systems and services requires highly trained professionals.  While we presently have a sophisticated, dedicated and experienced team of associates who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding.  As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel.  The loss or prolonged absence of the services of highly trained personnel like the Company’s current team of associates, or the inability to recruit and retain additional, qualified associates, could have a material adverse effect on our business, financial position or operating results.

If we cannot maintain our Company’s culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to proactively focus on and pursue our corporate objectives. If we fail to maintain our company culture, our business may be adversely impacted.

Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and decreased revenues and results of operations.

Advances in information technology are changing the way our clients use and purchase information products and services.  Maintaining the technological competitiveness of our products, processing functionality, software systems and services is key to our continued success.  However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness.  Without the timely introduction of new products, services and enhancements, our offerings will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer.

Consumer needs and expectations and the business information industry as a whole are in a constant state of change.  Our ability to continually improve our current processes and products in response to changes in technology and to develop new products and services are essential in maintaining our competitive position, preserving our market share and meeting the increasingly sophisticated requirements of our clients.  If we fail to enhance our current products and services or fail to develop new products in light of emerging technologies and industry standards, we could lose clients to current or future competitors, which could result in impairment of our growth prospects, loss of market share and decreased revenues.

Acquisition and divestiture activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction, all of which could adversely affect our business and growth prospects.

Historically, we have engaged in acquisitions to grow our business. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships.  While we believe we will be able to successfully integrate newly acquired businesses into our existing operations, there is no certainty that future acquisitions or alliances will be consummated on acceptable terms or that we will be able to integrate successfully the services, content, products and personnel of any such transaction into our operations.  In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management.  An acquisition may later be found to have a material legal or ethical issue, not disclosed or discovered prior to acquisition. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction.  The occurrence of any of these events could result in decreased revenues, net income and earnings per share.

We have also divested assets in the past and may do so again in the future.  As with acquisitions, divestitures involve significant risks and uncertainties, such as disruption of our ongoing business, reductions of our revenues or earnings per share, unanticipated liabilities, legal risks and costs, the potential loss of key personnel, distraction of management from our ongoing business, impairment of relationships with employees and clients because of migrating a business to new owners.

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

Additional risks inherent in our non-U.S. business activities generally include, among others, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights.  The various risks that are inherent in doing business in the U.S. are also generally applicable to doing business outside of the U.S., but such risks may be exaggerated by factors normally associated with international operations, such as differences in culture, laws and regulations, especially restrictions on collection, management, aggregation and use of information.  Failure to effectively manage the risks facing our non-U.S. business activities could materially adversely affect our operating results.

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

In recent years, the frequency, severity, sophistication of cyber-attacks, computer malware, viruses, social engineering, and other intentional misconduct by computer hackers has significantly increased, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or clients into disclosing sensitive information such as user names, passwords or other information to gain access to our clients’ data or our data, including intellectual property and other confidential business information. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

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

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace.  Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data focused industries can affect our business and results of operations, and may lead to digital publishers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry.  For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data.  The negative public attention Facebook faced following revelations about Cambridge Analytica's use of data led Facebook to change how it delivers targeted advertising, as well as its relationship with us and some of our competitors. This public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services and adversely affect our business and operating results.

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our products and services to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Google Cloud Platform and Amazon Web Services. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against any damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunication failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

We are dependent on the continued availability of third-party data hosting and transmission services.

We incur significant costs with our third-party data hosting services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our products and services to cover the changes. As a result, our operating results may be significantly worse than forecasted.

If the use of “third-party cookies” or other tracking technology is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, or our and our clients’ ability to use data on our platform is otherwise restricted, all of which could materially impact our business.

Digital advertising mostly relies on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, which we refer to collectively as cookies, to collect data about interactions with users and devices. To provide our platform, we utilize third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. Our cookies are used to record information tied to a random unique identifier, including such information as when an Internet user views an ad, clicks on an ad or visits one of our advertiser’s websites through a browser while the cookie is active. We use cookies to help us achieve our advertisers’ campaign goals on the web, to limit the instances that an Internet user sees the same advertisement, to report information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data from cookies to help our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients use cookies and other technologies to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their and our ability to determine which inventory to purchase for a specific campaign and undermine the effectiveness of our platform.

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. Privacy aspects of other channels for programmatic advertising, such as CTVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.

As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have raised significant concerns around observed data. There has been an array of 'do-not-track' efforts, suggestions and technologies introduced to address these concerns. However, the potential regulatory and self-regulatory landscape is inherently uncertain, and there is no consensus definition of tracking, nor agreement on what would be covered by 'do-not-track' functionality. There is activity by the major Internet browsers to default set on 'do-not-track' functionality, including by Apple Safari and Firefox. It is not clear if other Internet browsers will follow.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive is currently under discussion by EU member states to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly-available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may limit the lawful bases available to process digital data and require "opt-in" consent. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Risks Related to Government Regulation and Taxation

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

The regulatory framework for data privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future.  The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use of data and the manner in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information.

In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, steps taken to de-identify personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the U.S. and abroad that focus on consumer protection or data privacy. In particular, this scrutiny has focused on the use of cookies and other technology to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or de-identified identities across devices and channels. In addition, providers of Internet browsers have engaged in, or announced plans to continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies. For example, on May 7, 2019, Google announced plans to implement certain changes to hoe cookies are handled by its Chrome Internet browser. Because we, and our clients, rely upon large volumes of such data collected primarily through cookies and similar technologies, it is possible that these efforts may have a substantial impact on our ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

In the U.S., the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data.  If an “opt-in” model were to be adopted in the U.S., less data would be available and the cost of data would be higher. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly, when it goes into effect on January 1, 2020 and comes under California Attorney General ("AG") enforcement sometime between April 2020 and July 2020. The CCPA was amended in September 2018. It remains unclear what the AG implementing regulations will be or how aspects of the law will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues.

In Europe, the European General Data Protection Regulation ("GDPR") took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of EU citizens, wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those that were in place in the European Union. For example, we have been required to offer new controls to data subjects in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance of up to the greater of €20 million or 4% of an enterprise’s global annual revenue. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. The ePrivacy Regulation may impose burdensome requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the European Union’s current ePrivacy Directive and related EU member state legislation. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision has created an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union has yet to complete and remains uncertain. For example, a Data Protection Bill designed to be consistent with GDPR was enacted in the United Kingdom in May 2018, but it remains uncertain how data transfers to and from the United Kingdom will be regulated. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business may be seriously harmed.

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and the U.S. agreed to an alternative transfer framework for data transferred from the European Union to the U.S., called the Privacy Shield, but this framework is subject to an annual review that could result in changes to our obligations and also has been subject to legal challenge. In addition, the other bases upon which we rely to legitimize the transfer of such data, such as Standard Contractual Clauses, have been subjected to regulatory and judicial scrutiny. If one or more of the legal bases for transferring data from Europe to the U.S. is invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our clients. We are members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we are obligated to provide consumers with notice about our use of cookies and other technologies to collect consumer data and of our collection and use of consumer data for certain purposes, and to provide consumers with certain choices relating to the use of consumer data. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. tax reform legislation in 2018 ("Tax Act") contained many significant changes to the U.S. tax laws, the precise consequences to us of which have not yet been finalized. Changes in corporate tax rates, the availability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Risks Related to Intellectual Property

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

Our proprietary portfolio consists of various intellectual property rights, including patents, copyrights, database rights, source code, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements.  The extent to which such rights can be protected varies from jurisdiction to jurisdiction. If we do not enforce our intellectual property rights vigorously and successfully, our competitive position may suffer, which could harm our operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

LiveRamp is headquartered in San Francisco, California with additional locations in the United States.  We also have a physical presence in Europe and Asia-Pacific.  As we have only one business segment, all of the properties listed below are used exclusively by it. In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs.  The table below sets forth the location, form of ownership and general use of our principal properties currently being used.

Location	Held	Use
United States:

San Francisco, California	Lease	Data center; office space

New York, New York	Lease	Office space

Seattle, Washington	Lease	Office space

Little Rock, Arkansas	Lease	Office space

Philadelphia, Pennsylvania	Lease	Office space

Burlington, Massachusetts	Lease	Office space

Location	Held	Use
Europe:

London, England	Lease	Office space

Paris, France	Lease	Office space

Asia-Pacific:

Shanghai, China	Lease	Office space

Nantong, China	Lease	Office space

Singapore, Singapore	Lease	Office space

Tokyo, Japan	Lease	Office space

Sydney, Australia	Lease	Office space

Item 3.  Legal Proceedings

The material set forth in Note 12 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of LiveRamp's common stock are listed and traded on the New York Stock Exchange since October 1, 2018 under the symbol "RAMP". Prior to that date our stock was listed on the NASDAQ Global Select Market under the symbol "ACXM".

Stockholders

As of May 23, 2019, the approximate number of record holders of the Company’s common stock was 1,457.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

Our fiscal 2018 Annual Report on Form 10-K included a comparison of the 5-year cumulative total return of our common stock with the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. As a result of the sale of AMS and the transfer of our listing from NASDAQ to the New York Stock Exchange, we believe that S&P 400 IT Consulting and Other Services index and Russell 2000 index are more appropriate indices for comparison of our stock performance. If a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly-selected index and the index used in the immediately preceding year. Accordingly, the graph below compares LiveRamp's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 400 IT Consulting and Other Services index, the Russell 2000 index, the NASDAQ Composite index, and the NASDAQ Computer and

Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 3/31/2014 to 3/31/2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
300
250
200
150
100
50
0
Mar-14
Mar-15
Mar-16
Mar-17
Mar-18
Mar-19
LiveRamp Holdings Inc.
S&P 400 IT Consulting GICS
Russell 2000
NASDAQ Composite
NASDAQ Computer & Data Processing

	March 14	March 15	March 16	March 17	March 18	March 19
LiveRamp Holdings Inc.	100.00	53.76	62.33	82.77	66.03	158.66
S&P 400 IT Consulting GICS	100.00	106.02	124.06	164.24	194.84	228.44
Russell 2000	100.00	108.21	97.65	123.25	137.78	140.61
NASDAQ Composite	100.00	118.12	118.77	145.94	176.24	194.97
NASDAQ Computer & Data Processing	100.00	110.01	136.06	161.47	208.17	242.84

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

S&P® and S&P 500® are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC., 2019 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

Copyright© 2019 Russell Investment Group. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	—	$—	—	$561,259,714
February 2019	—	$—	—	$561,259,714
March 2019	175,000	$58.94	175,000	$550,945,824
Total	175,000	$58.94	175,000	N/A

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded, most recently on October 25, 2018.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. Through March 31, 2019, the Company had repurchased 22.6 million shares of its stock for $449.1 million, leaving remaining capacity of $550.9 million under the stock repurchase program.

Item 6.  Selected Financial Data

For information pertaining to selected financial data of LiveRamp, refer to page F-2 of the Financial Supplement, which is attached hereto and incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement at pages F-3 – F-18, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our primary market risk is foreign currency exchange rate risk.

Foreign Currency Exchange Rate Risk. LiveRamp has a presence in the United Kingdom, France, Australia, China, Singapore and Japan. Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  These advances are considered long-term investments, and any gain or loss resulting from exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on LiveRamp’s future costs or on future cash flows from foreign investments.  LiveRamp has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. There have been no changes since the end of the last fiscal year in our primary market risk exposures or the management of those exposures, and we do not expect any changes going forward.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pages F-20 – F-60, which is attached hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2019.  Based on their evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with LiveRamp have been detected.

Management’s Report on Internal Control Over Financial Reporting

The management of LiveRamp Holdings, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2019.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The LiveRamp Board of Directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on LiveRamp’s website at www.liveramp.com under the “About – Codes of Ethics” section of the site.  The remaining information required by this item appears under the captions “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in LiveRamp's 2019 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading “Executive Compensation” in LiveRamp's 2019 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2019 (March 31, 2019):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (3)		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and in note (3))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1,153,324	1	$15.01	12,117,095
Equity compensation plans not approved by shareholders	221,106	2	13.74	32,718
Total	1,374,430		$14.81	12,149,813
_____________________________________________
1.This figure represents stock options issued under shareholder-approved stock option plans, of which 102,596 were assumed in connection with our fiscal 2015 acquisition of LiveRamp, 96,508 were assumed in connection with our fiscal 2017 acquisition of Arbor, and 15,243 were assumed in connection with our fiscal 2017 acquisition of Circulate.
2.These shares were issued prior to October 1, 2018 (i.e., before our stock listing was transferred from NASDAQ to the New York Stock Exchange) pursuant to the Company’s 2011 Non-qualified Equity Compensation Plan described below, which does not require shareholder approval under the exception provided for in NASDAQ Marketplace Rule 5635(c)(4).
3.Does not include 3,579,092 shares subject to outstanding restricted stock as of March 31, 2019. Under the plans, as of March 31, 2019, a maximum of 3,973,275 shares remained available for delivery under the full value of awards (performance units and restricted stock units).

Equity Compensation Plan Not Approved by Security Holders

The Company adopted the 2011 Non-qualified Equity Compensation Plan of LiveRamp Holdings, Inc. (the “2011 Plan”) for the purpose of making equity grants to induce new key executives to join the Company.  The awards that may be made under the 2011 Plan include stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, or other stock unit awards.  To receive such an award, a person must be newly employed with the Company with the award being provided as an inducement material to their employment, provided the award is first properly approved by the board of directors or an independent committee of the board.  The board of directors and its compensation committee are the administrators of the 2011 Plan, and as such, determine all matters relating to awards granted under the 2011 Plan, including the eligible recipients, whether and to what extent awards are to be granted, the number of shares to be covered by each grant and the terms and conditions of the awards.  The 2011 Plan has not been approved by the Company’s shareholders.

The remaining information required by this item appears under the heading “Stock Ownership” in LiveRamp's 2019 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings “Related-Party Transactions” and “Corporate Governance - Board and Committee Matters” in LiveRamp's 2019 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in LiveRamp's 2019 Proxy Statement, which information is incorporated herein by reference.

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

3.  Exhibits.

The following exhibits are filed with this report or are incorporated by reference to previously filed material:

Exhibit No.

3.1 Amended and Restated Certificate of Incorporation (previously filed on October 1, 2018 as Exhibit 3.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 38669, and incorporated herein by reference)

3.2  Amended and Restated Bylaws (previously filed on October 1, 2018, as Exhibit 3.2 to LiveRamp Holdings, Inc. Current Report on Form 8-K, Commission File No. 1-38, and incorporated herein by reference)

4.1 Description of Share Capital

10.1 Amended and Restated Key Associate Stock Option Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, Registration No. 333-91395, as Exhibit 99.7, and incorporated herein by reference)

10.2 2005 Stock Purchase Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, Registration No. 333-127743, and incorporated herein by reference)

10.3  Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, Registration No. 333-219839, and incorporated by herein reference)

10.4  Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.27 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.5 First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed as Exhibit 10.28 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.6 Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.29 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.7 First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed as Exhibit 10.30 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporation herein by reference)

10.8 Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Commission File No. 0-13163, and incorporated herein by reference)

10.9 Amended and Restated 2010 Executive Officer Severance Policy

10.10 2011 Nonqualified Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, as Exhibit 10.1 to Registration No. 333-214927, and incorporated herein by reference)

10.11 LiveRamp, Inc. 2006 Equity Incentive Plan (previously filed on October 2, 2018, as Exhibit 99.1 to Registration No. 333-197463, and incorporated herein by reference)

10.12 Arbor Equity Compensation Plan (previously filed on October 2, 2018, as Exhibit 10.2 to Registration No. 333-214926, and incorporated herein by reference)

10.13 Circulate Equity Compensation Plan (previously filed on October 2, 2018, as Exhibit 10.4 to Registration No. 333-214926, and incorporated herein by reference)

10.14 2018 Equity Compensation Plan of Pacific Data Partners LLC (previously filed on October 2, 2018, as Exhibit 99.10 to Registration No. 333-227540, and incorporated herein by reference)

10.15 Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of the Company (previously filed as Exhibit 10.8 to Acxiom Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.16  Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of the Company (previously filed as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0-13163, and incorporated herein by reference).

10.17 Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of the Company (previously filed as Exhibit 10.17 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.18 Form of Restricted Stock Unit Award under the 2011 Nonqualified Equity Compensation Plan of the Company (previously filed as Exhibit 10.18 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0-13163, and incorporated herein by reference).

10.19 Form of Restricted Stock Unit Award under the Arbor Equity Compensation Plan (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0-13163, and incorporated herein by reference)

10.20 Employment Agreement by and between the Company and Scott E. Howe dated as of February 14, 2018 (previously filed as Exhibit 10.22 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 0-13163, and incorporated herein by reference).

10.21 Employment Agreement by and between the Company and Warren C. Jenson dated as of February 14, 2018 (previously filed as Exhibit 10.23 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 0-13163,and incorporated by reference).

10.22 Memorandum to Rick Erwin re: Terms for AMS Deal Incentive, dated April 2, 2018 (previously filed as Exhibit 10.24 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 0-13163,and incorporated by reference).

10.23 Memorandum to Dennis Self re: Terms for AMS Deal Incentive, dated April 2, 2018 (previously filed as Exhibit 10.25 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 0-13163,and incorporated by reference).

10.24 Form of Director Indemnity Agreement (previously filed as Exhibit 10.26 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 0-13163,and incorporated by reference).

10.25 Form of Officer and Key Employee Indemnity Agreement

21 Subsidiaries of LiveRamp Holdings, Inc.

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2019, 2018 and 2017; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Date: May 28, 2019	By:	/s/ Warren C. Jenson
Warren C. Jenson
President, Chief Financial Officer & Executive Managing Director of International
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	May 28, 2019
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 28, 2019
Timothy R. Cadogan

	Director	May 28, 2019
William T. Dillard II

/s/ Richard P. Fox*	Director	May 28, 2019
Richard P. Fox

/s/ Jerry D. Gramaglia*	Director (Non-Executive Chairman of the Board)	May 28, 2019
Jerry D. Gramaglia

/s/ William J. Henderson*	Director	May 28, 2019
William J. Henderson

/s/ Scott E. Howe*	Director, CEO (principal executive officer)	May 28, 2019
Scott E. Howe

/s/ Clark M. Kokich*	Director	May 28, 2019
Clark M. Kokich

/s/ Debora B. Tomlin*	Director	May 28, 2019
Debora B. Tomlin

/s/ Warren C. Jenson	President, CFO & Executive MD of International (principal financial and accounting officer)	May 28, 2019
Warren C. Jenson

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

LIVERAMP HOLDINGS, INC.
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2019

LIVERAMP HOLDINGS, INC.
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Year ended March 31,	2019	2018	2017	2016	2015
Statement of operations data:
Revenues	$285,620	$220,101	$174,760	$166,551	$122,368
Net loss from continuing operations	$(133,947)	$(67,299)	$(85,576)	$(109,211)	$(135,274)
Earnings from discontinued operations, net of tax	$1,162,494	90,779	89,684	115,914	124,243
Net earnings (loss)	$1,028,547	$23,480	$4,108	$6,703	$(11,031)
Basic earnings (loss) per share:
Net loss from continuing operations	$(1.79)	$(0.85)	$(1.10)	$(1.41)	$(1.75)
Net earnings from discontinued operations	15.50	1.15	1.16	1.49	1.61
Net earnings (loss)	$13.71	$0.30	$0.05	$0.09	$(0.14)
Diluted earnings (loss) per share:
Net loss from continuing operations	$(1.79)	$(0.85)	$(1.10)	$(1.41)	$(1.75)
Net earnings from discontinued operations	15.50	1.15	1.16	1.49	1.61
Net earnings (loss)	$13.71	$0.30	$0.05	$0.09	$(0.14)

LiveRamp has not paid cash dividends for any of the periods reported.

As of March 31,	2019	2018	2017	2016	2015
Balance sheet data (1):
Current assets	$1,192,076	$360,589	$368,946	$376,010	$511,404
Current liabilities	$95,118	$178,599	$230,640	$224,000	$283,792
Total assets	$1,472,911	$1,209,497	$1,234,965	$1,149,849	$1,294,087
Long-term debt, excluding current installments	$—	$227,837	$189,241	$157,897	$244,753
Total equity	$1,330,832	$749,095	$738,980	$698,968	$703,257

The selected financial data for the periods reported above has been derived from the consolidated financial statements and, unless otherwise indicated, reflect the Company’s continuing operations.  Refer to Note 5 – Discontinued Operations and Dispositions for additional information regarding discontinued operations.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes contained in this report. The historical results are not necessarily indicative of results to be expected in any future period.

(1) 2015 amounts also include certain components of discontinued operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction and overview, including our operating segments and sources of revenue, summary results and notable events. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

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

LiveRamp is a global technology company with a vision of becoming the trusted platform that makes all customer data accessible and meaningful. We provide a best-in-class enterprise customer management platform that help organizations better leverage customer data to deliver innovative products and meaningful experiences. Powered by its core capabilities in data accessibility, identity, connectivity and data stewardship, LiveRamp makes it safe and easy to connect the world’s data, people and applications.

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

Operating Segments

During the first quarter of fiscal 2019, the Company realigned its segment portfolio (Connectivity, Audience Solutions, and Marketing Services) into two distinct business segments: LiveRamp, the identity infrastructure for powering exceptional customer experiences, and Acxiom Marketing Solutions ("AMS"), the leading provider of services for creating a unified approach to data-driven marketing. This realignment allowed the Company to best meet client needs in a rapidly evolving marketplace, and to create a strong foundation for continued growth and enhanced value for shareholders.

This structure configured the Company's three previous segments into two, aligning key Audience Solutions’ assets to each. All identity assets including IdentityLink, AbiliTec® intellectual property and the Company's TV integrations were consolidated with Connectivity as LiveRamp. The remaining Audience Solutions’ lines of business for data and data services were combined with Marketing Services to create AMS.

On July 2, 2018, the Company entered into a definitive agreement to sell its AMS business to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. As required regulatory approvals were being sought and received, the Company solicited and received shareholder approval for the transaction. Shareholder approval was received on September 20, 2018, and the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the consolidated financial statements as of the second quarter of fiscal 2019. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results.

The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments, transaction costs and other items of $49.0 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and related interest. The Company reported a gain of $1.7 billion on the sale, which is included in earnings from discontinued operations, net of tax, in the consolidated statements of operations.

As a result of the organizational realignment and subsequent sale of AMS, we now operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker. Our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Sources of Revenues

LiveRamp recognizes revenue from the following sources: (i) subscription revenue, which consists primarily of subscription fees from clients accessing our platform; and (ii) marketplace and other revenue, which primarily consists of revenue-sharing fees generated from data transactions through our Data Store platform, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers. Our platform subscription pricing is tiered based on data volume supported by our platform.

The majority of our subscription revenue is derived from subscriptions that are one year in duration and invoiced on a monthly basis, although some of our clients are entering into multi-year subscriptions.
The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise customer management platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the 600 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

•Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally-identifiable or "PII"), and replaces them with anonymized IDs called IdentityLinks, a true people-based identifier. IdentityLinks can then be distributed through direct integrations to the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

•Identity Resolution. We provide enterprise-level identity resolution with accuracy, reach, privacy, flexibility and scale. Our identity resolution capabilities are built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy while still being privacy compliant. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph associates anonymous device IDs, cookie IDs and other online customer IDs from premium publishers, platforms or data providers, around an IdentityLink. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user in anonymous spaces.

•Data Networks. We enable the search, discovery and distribution of data, with access to trusted industry leading third-party data globally. The LiveRamp platform allows users to organize, group and access customer data, connected via IdentityLink, to benefit from better campaign targeting and audience intelligence. Our platform also provides the tools for data providers to manage the organization, access, and operation of their data and services available across platforms, publishers, agencies, brands, and data companies. Providers and buyers can also choose to leverage our neutral data marketplace (see below for discussion on Data Store), featuring 180 providers across all verticals and data types.

•Measurement & Analytics. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with IdentityLinks. Customers then can use that aggregated view of each customer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

•Analytics Environments. We also help enable in-house data science analytics, providing an end-to-end customized measurement solution designed for marketers looking to create an omnichannel view of their customer journey. Leveraging our identity graph, we help organizations control and aggregate all their customer data to interrogate, explore, analyze and report within our data science environment, that powers the deep functionality of a data lake.

•Consent Management. Our Consent Management Platform ("CMP") empowers consumers to maintain their privacy while facilitating business for brands and publishers. Our CMP informs website visitors about the data being collected on them and how it will be used. We provide the tools to give consumers control and choice over their personal data, publishers the solutions to operate sustainable business models, and brands the ability to advertise more relevantly and effectively.

Consumer privacy and data protection, what we call Data Ethics, are at the center of how we design our products and services. Accordingly, the LiveRamp platform operates with technical, operational, and personnel controls designed to keep our customers’ data private and secure.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 665 direct customers world-wide, including approximately 20% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 300 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

•Marketing Technology Providers. We provide marketing technology providers with the identity foundation required to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

•Publishers. We enable publishers of any size to offer people-based marketing on their properties. This adds value for brands by providing direct access to their customers and prospects in the publisher's premium inventory.

•Data Owners. Leveraging our vast network of integrations, we allow data owners to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to clients or made available through the LiveRamp Data Store feature. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

We charge for IdentityLink on an annual subscription basis. Our subscription pricing is based primarily on data volume supported by our platform.

Data Store

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Store is a data marketplace that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Store allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, the Data Store provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access high-quality third-party data from more than 180 data owners, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We generate revenue from the Data Store through revenue-sharing arrangements with data owners that are monetizing their data assets on our marketplace. This revenue is typically transactional in nature, tied to data volume purchased on the Data Store.

Summary Results and Notable Events

During fiscal 2019, the Company entered into a definitive agreement to sell its Acxiom Marketing Solutions business (“AMS”) to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. Shareholder approval was received on September 20, 2018, and the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the consolidated financial statements as of the second quarter of fiscal 2019. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results. The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments, transaction costs and other items of $49.0 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and related interest. The Company reported a gain of $1.7 billion on the sale, which is included in earnings from discontinued operations, net of tax.

During fiscal 2019, the Company commenced a Dutch auction tender offer to purchase up to $500 million in value of shares of its common stock. On December 13, 2018, the Company accepted for purchase 11.2 million shares of its common stock at a price of $44.50 per share, for an aggregate cost of $503.4 million, including fees and expenses. These shares represented approximately 14.2% of the shares outstanding.

During fiscal 2017, the Company acquired all of the outstanding shares of Arbor Technologies, Inc. (“Arbor”) and Circulate.com, Inc. (“Circulate”). Arbor and Circulate help publishers connect people-based data to the marketing ecosystem and increase the scale of the Company’s omni-channel identity graph and network. The Company has included the financial results of Arbor and Circulate in the consolidated financial statements from the dates of acquisition. The consideration paid for the outstanding shares and vested stock options was approximately $137.4 million, net of cash acquired of approximately $9.5 million. The consideration paid for unvested stock options has an estimated fair value of $9.2 million. These options are not part of the purchase price and are expensed as non-cash compensation over the applicable vesting periods.

During fiscal 2017, the Company completed the sale of its Impact email business ("Impact") to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note with interest accruing at a rate of 6.0% per annum. The note was paid in full during fiscal 2018.

A summary of the most recently completed fiscal year is presented below.

•Revenues of $285.6 million, a 29.8% increase from $220.1 million in fiscal 2018.
•Cost of revenue of $120.7 million, a 25.2% increase from $96.4 million in fiscal 2018.
•Gross margin increased to 57.7 % from 56.2% in fiscal 2018.
•Total operating expenses of $363.0 million, a 41.1% increase from $257.2 million in fiscal 2018.
•Cost of revenue and operating expenses for fiscal 2019 and 2018 include the following items:
◦Non-cash stock compensation of $102.7 million and $52.9 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $15.9 million and $23.9 million, respectively (cost of revenue)
◦Separation and transformation costs of $2.1 million and $17.8 million, respectively (operating expenses)
◦Restructuring charges and other adjustments of $19.9 million and $2.7 million, respectively (operating expenses)
◦Accelerated depreciation of $3.8 million in fiscal 2019 (cost of revenue and operating expenses)

•Net loss from continuing operations of $133.9 million, a $66.6 million increase from $67.3 million in fiscal 2018.

•Net earnings increased to $1.0 billion or $13.71 per diluted share compared to $23.5 million or $0.30 per diluted share in fiscal 2018. Net earnings in the current year includes the gain on sale of AMS.
•The Company repurchased 2.4 million shares of its common stock for $74.4 million under the Company’s common stock repurchase program in addition to the 11.2 million shares acquired for $503.4 million as part of the tender offer.

This summary highlights significant events and transactions of the Company during the fiscal years ended March 31, 2019, 2018 and 2017.  However, this summary is not intended to be a full discussion of the Company’s results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires management to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Note 1 to the accompanying consolidated financial statements includes a summary of significant accounting policies used in the preparation of LiveRamp’s consolidated financial statements. Of those policies, we have identified the following as the most critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they may require management to make judgments and estimates about inherently uncertain matters:

•Revenue Recognition
•Goodwill and Intangible Assets
•Accounting for Income Taxes

Revenue Recognition

The Company’s policy follows the guidance from ASC 606, Revenue from Contracts with Customers.

LiveRamp recognizes revenue from the following sources: (i) subscription revenue, which consists primarily of subscription fees from clients accessing our IdentityLink platform; and (ii) marketplace and other revenue, which primarily consists of revenue-sharing fees generated from data transactions through our IdentityLink Data Store platform, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers. Our IdentityLink platform subscription pricing is tiered based on data volume supported by our platform.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligations are satisfied.

Identification of the contract

A customer contract is primarily identified when the Company and a customer have executed an arrangement or arrangements that set out the terms of the relationship.

Identification of the performance obligations

As part of accounting for arrangements with multiple performance obligations, we must assess whether each performance obligation is distinct. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We have determined that our subscriptions and revenue-sharing and usage-based arrangements are distinct because, once a customer has access to the platform, the product is fully functional and does not require any additional development, modification, or customization.

Determination of the transaction price

The transaction price is the amount of consideration we expect to be entitled to in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved.

Allocation of the transaction price to the performance obligations in the contract

We allocate the transaction price to each distinct performance obligation based on the standalone selling price ("SSP") of each good or service. We generally determine the SSP based on contractual selling prices when the obligation is sold on a standalone basis, as well as market conditions, competition, and pricing practices. As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the goods or services are made available to customers. The majority of our subscription revenue is derived from subscriptions that are one year in duration and invoiced on a monthly basis, although some of our clients are entering into multiple-year subscriptions. Marketplace and other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Data Store and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and end users, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to end users that is remitted to data providers is not reflected as revenues.

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

If the qualitative assessment indicates that the two-step quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider forecasted revenue, operating costs and other relevant factors.

We completed our annual impairment test during the first quarter of fiscal 2019. We determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of our reporting segments exceeds the respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step quantitative goodwill impairment test was not performed. We did not recognize any goodwill impairment charges in fiscal 2019, 2018 or 2017.

As a result of the organizational realignment and subsequent sale of AMS, we now operate as one operating segment and, as a result, evaluate goodwill impairment based on our fair value as a whole. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker. While we have offerings in multiple market segments, our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2019, 2018, or 2017.

During fiscal 2019, our intangible assets were amortized over their estimated useful lives ranging from four years to six years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

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

Results of Operations

A summary of selected financial information for each of the years reported is presented below (dollars in thousands, except per share amounts):

				% Change	% Change
	2019	2018	2017	2019-2018	2018-2017
Revenues	$285,620	$220,101	$174,760	30%	26%
Cost of revenue	$120,718	96,396	99,976	25	(4)
Gross profit	$164,902	123,705	74,784	33	65
Total operating expenses	$363,048	257,229	206,196	41	25
Loss from operations	$(198,146)	(133,524)	(131,412)	48	220
Net loss from continuing operations	$(133,947)	(67,299)	(85,576)	99	148
Diluted loss per share from continuing operations	$(1.79)	$(0.85)	$(1.10)	111	146

Revenues
The Company’s revenues for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2019	2018	2017	2019-2018	2018-2017
Revenues:
Subscription	$236,718	$172,079	$114,531	38%	50%
Marketplace and Other	$48,902	$48,022	$39,854	2	20
Impact	$—	$—	$20,375	—	(100)
Total revenues	$285,620	$220,101	$174,760	30%	26%

Total revenues were $285.6 million in fiscal 2019, a $65.5 million, or 29.8%, increase from fiscal 2018. The increase was due to Subscription growth of $64.6 million, or 37.6%, primarily due to new logo deals and upsell to existing customers. Marketplace and Other growth was $0.9 million, or 1.8% and was negatively impacted by lower revenue of $15.7 million from a revenue sharing arrangement related to a lost customer. On a geographic basis, U.S. revenue increased $64.5 million, or 32.7%. International revenue increased $1.0 million, or 4.4%. The U.S. and International results were both negatively impacted by lower revenue from the lost customer, $9.1 million for U.S. and $6.6 million for International.

Total revenues were $220.1 million in fiscal 2018, a $45.3 million, or 25.9%, increase from fiscal 2017. The increase was due to Subscription growth of $57.5 million, or 50.2%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $8.2 million, or 20.5%. Marketplace and Other growth was negatively impacted from lower revenue of $2.9 million from a revenue sharing arrangement related to a lost customer. Fiscal 2017 also included $20.4 million related to the Impact email business, which was sold during fiscal 2017. On a geographic basis excluding Impact, U.S. revenue increased $55.8 million, or 39.3%. International revenue increased $10.0 million, or 79.5%, primarily in Europe.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2019	2018	2017	2019-2018	2018-2017
Cost of revenue	$120,718	$96,396	$99,976	(2)%	(2)%
Gross profit	$164,902	123,705	74,784	12	11
Gross margin	57.7%	56.2%	42.8%	7%	8%

Cost of revenue: Includes all third-party direct costs of sales including Identity Graph and cloud and hosting costs, as well as IT, security and product operations functions. Finally, cost of revenue includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $120.7 million in fiscal 2019, a $24.3 million, or 25.2%, increase from fiscal 2018. Gross margins increased to 57.7% compared to 56.2% in the prior year. The gross margin increase is due to the revenue increases, offset partially by increased Identity Graph data and security costs, as well as accelerated depreciation, and costs associated with the Company's migration to a new cloud based IT infrastructure. Until the third quarter of this fiscal year, costs associated with AbiliTec were shared with AMS. Beginning in the third quarter, LiveRamp bears all costs for AbiliTec and has a revenue arrangement with AMS for its use of AbiliTec. U.S. gross margins increased to 59.6% in fiscal 2019 from 58.6% in fiscal 2018. International gross margins increased to 36.9% in the current year from 35.1%.

Cost of revenue was $96.4 million in fiscal 2018, a $3.6 million, or 3.6%, decrease from fiscal 2017, due primarily to the disposition of Impact ($18.2 million) offset by increases to support LiveRamp revenue growth. Gross margins increased to 56.2% compared to 42.8% in the prior year due to the revenue growth and the disposition of Impact. U.S. gross margins increased to 58.6% in fiscal 2018 from 50.1% in fiscal 2017. International gross margins increased to 35.1% in fiscal 2018 from 13.5% in the prior year.

Operating Expenses

The Company’s operating expenses for each of the years reported is presented below (dollars in thousands):

				% Change	% Change
	2019	2018	2017	2019-2018	2018-2017
Operating expenses:
Research and development	$85,697	$60,713	$49,367	41%	23
Sales and marketing	$158,540	108,639	59,258	46	83
General and administrative	$98,878	85,154	92,898	16	(8)
Gains, losses and other items, net	$19,933	2,723	4,673	632	(42)
Total operating expenses	$363,048	$257,229	$206,196	41%	25%

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $85.7 million in fiscal 2019, an increase of $25.0 million, or 41.2%, compared to fiscal 2018, and are 30.0% of total revenues compared to 27.6% in fiscal 2018. The increase is due to an increase in non-cash stock compensation of $12.6 million, and ongoing investment in LiveRamp products.

R&D expenses were $60.7 million in fiscal 2018, an increase of $11.3 million, or 23.0%, compared to fiscal 2017, and are 27.6% of total revenues compared to 28.2% in fiscal 2017. The increase is due to an increase in non-cash stock compensation of $5.1 million, and ongoing investment in LiveRamp products.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $158.5 million in fiscal 2019, an increase of $49.9 million, or 45.9%, compared to fiscal 2018, and are 55.5% of total revenues compared to 49.4% in fiscal 2018. The increase is due to an increase in non-cash stock compensation of $20.6 million, other incentive-based compensation, and headcount to support revenue growth initiatives.

S&M expenses were $108.6 million in fiscal 2018, an increase of $49.4 million, or 83.3%, compared to fiscal 2017, and are 49.4% of total revenues compared to 33.9% in fiscal 2017. The increase is due to an increase in non-cash stock compensation of $15.9 million, other incentive-based compensation, and headcount to support revenue growth initiatives.

General and administrative (G&A): Represents operating expenses for all of the Company's finance, human resources, legal, corporate IT, and corporate administrative functions.

G&A expenses were $98.9 million in fiscal 2019, an increase of $13.7 million, or 16.1%, compared to fiscal 2018, and are 34.6% of total revenues compared to 38.7% in fiscal 2018. Current year expenses included $2.1 million of expenses related to business separation costs compared to $17.8 million in the prior year. The prior year costs were primarily related to separation planning and readiness activities. Additionally, G&A expenses included $25.8 million of non-cash stock-based compensation compared to $11.2 million in the prior year. The current year increase is due to PSU conversions to RSUs at 200% on the date of the AMS disposition, new LiveRamp leadership equity grants in the current year, and award modifications (revised vesting terms). The remaining increase in G&A expenses is primarily headcount related to support business growth.

G&A expenses were $85.2 million in fiscal 2018, a decrease of $7.7 million, or 8.3%, compared to fiscal 2017, and are 38.7% of total revenues compared to 53.2% in fiscal 2017. The decrease is due primarily to lower non-cash stock based compensation of $5.1 million, lower incentive compensation accruals, and other cost savings offset partially by a $9.2 million increase in separation and transformation costs. Fiscal 2017 non-cash stock compensation costs were impacted by adjustments to increase expected performance levels for certain performance based awards.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net were $19.9 million in fiscal 2019, an increase of $17.2 million compared to fiscal 2018. The fiscal 2019 amount includes a $12.2 million charge related to an early termination of a data supplier contract, $6.2 million in severance and other associate-related charges, and a $1.6 million charge related to the restructuring of the Redwood City, California lease.

Gains, losses and other items, net of $2.7 million in fiscal 2018, a decrease of $2.0 million compared to fiscal 2017.  The fiscal 2018 amount included includes a $2.6 million charge related to the restructuring of the Redwood City, California lease.

Loss from Operations and Operating Margins

Loss from operations was $198.1 million in fiscal 2019 compared to $133.5 million in fiscal 2018. Operating margin was a negative 69.4% compared to a negative 60.7% in fiscal 2018. The increase of $64.6 million was due primarily to increases in non-cash stock compensation of $49.9 million due primarily to PSU conversions to RSUs at 200% on the date of the AMS disposition, new LiveRamp leadership equity grants in the current year, award modifications (vesting terms modified to end of transition term) for transition associates, and vesting modifications for income tax planning purposes. Approximately $19.8 million of the increase in stock-based compensation is due to vesting acceleration of awards that would have otherwise vested over the next six months to take advantage of significant cash tax savings opportunities. Additionally, restructuring charges increased $12.2 million due to the early termination of a data supplier contract. These increases were partially offset by a $15.7 million decrease in separation costs included in G&A.

Loss from operations was $133.5 million in fiscal 2018 compared to $131.4 million in fiscal 2017. Operating margin was a negative 60.7% compared to a negative 75.2% in fiscal 2017. The increase of $2.1 million was due to a $51.0 million increase in operating expenses, primarily from increases in non-cash stock compensation, largely related to the Arbor and Circulate acquisitions, and separation and transformation costs included in G&A, offset partially by an increase in gross profit.

Other Income and Income Taxes

Other income was $18.8 million in fiscal 2019 compared to $0.5 million in fiscal 2018. The increase is due to interest income related to invested cash proceeds from the sale of AMS.

Other income was $0.5 million in fiscal 2018 compared to $0.7 million in fiscal 2017. Other, net primarily consists of foreign currency transaction gains and losses, and interest and investment income.

Income tax benefit was $45.4 million on pretax loss of $179.4 million for fiscal 2019. The effective tax rate reflects the Tax Act's permanent reduction in the U.S. federal corporate income tax rate to 21%. Fiscal 2019 also included a $5.3 million income tax expense due to nondeductible stock-based compensation, primarily related to the Arbor and Circulate acquisitions, a net $3.1 million benefit related to U.S. research and development tax credits, a $10.7 million benefit related to net excess tax benefits from stock-based compensation, and a $5.2 million expense related to establishing a valuation allowance against deferred tax assets.

Income tax benefit was $65.7 million on pretax loss of $133.0 million for fiscal 2018. The income tax benefit is primarily attributable to a $24.6 million benefit for the remeasurement of deferred tax liabilities as a result of the Tax Act. In addition, the effective tax rate reflects the Tax Act's permanent reduction in the U.S. federal corporate income tax rate. Fiscal 2018 also included a $6.4 million income tax expense due to nondeductible stock-based compensation, primarily related to the Arbor and Circulate acquisitions, a net $1.2 million benefit related to U.S. research and development tax credits, and a $1.9 million benefit related to net excess tax benefits from stock-based compensation.

Discontinued operations

Summary results for operations of AMS are segregated and included in earnings from discontinued operations, net of tax, in the Company's consolidated statements of operations for the years presented below (dollars in thousands):

	2019	2018	2017
Revenues	$332,185	$697,305	$705,487

Earnings (loss) from discontinued operations before income taxes	$(40,796)	$133,731	$139,404
Gain on sale of discontinued operations before income taxes	1,673,636	—	—
Income taxes	470,346	42,952	49,718
Earnings from discontinued operations, net of tax	$1,162,494	$90,779	$89,686

Capital Resources and Liquidity

The Company’s cash and cash equivalents is primarily located in the United States.  Approximately $10.1 million of the total cash balance of $1.061 billion, or approximately 1.0%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Working capital at March 31, 2019 totaled $1.097 billion, a $953.0 million increase when compared to $144.0 million at March 31, 2018, due primarily to the net cash received in the sale of AMS. Current assets and current liabilities held for sale at March 31, 2018 are excluded from working capital.

Management believes that the Company’s existing available cash will be sufficient to meet the Company’s working capital and capital expenditure requirements for the foreseeable future. However, we may take advantage of opportunities to generate additional liquidity through capital market transactions. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	Year ended March 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities - continuing operations	$(1,978)	$(14,090)	$(25,888)
Net cash used in investing activities - continuing operations	$(11,142)	$(14,119)	$(124,374)
Net cash provided by (used in) financing activities - continuing operations	$(841,508)	$(81,540)	$25,776
Net cash provided by discontinued operations	$1,777,833	$79,649	$106,070

Operating Activities - Continuing Operations

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients and related payments to our suppliers. The timing of cash receipts from clients and payments to suppliers can significantly impact our cash flows from operating activities. Our collection and payment cycles can vary from period to period.

In fiscal 2019, net cash used in operating activities of $2.0 million resulted primarily from net earnings adjusted for non-cash items of $19.0 million, offset by an increase in cash used by operating assets and liabilities of $21.0 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $44.4 million, partially offset by favorable change in accounts payable and other liabilities of $25.3 million and income taxes of $5.1 million. The increase in accounts receivable was primarily due to the growth in our subscription business and the timing of cash receipts from clients and the increase in accounts payable and other liabilities was primarily due to the timing of payments to suppliers.

In fiscal 2018, net cash used in operating activities of $14.1 million resulted primarily from net earnings adjusted for non-cash items of $0.2 million, offset by an increase in cash used by operating assets and liabilities of $14.3 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $13.7 million and accounts payable and other liabilities of $3.2 million, offset partially by a favorable change in income taxes of $2.3 million. The increase in accounts receivable was primarily due to the growth in our subscription business and the timing of cash receipts from clients and the decrease in accounts payable and other liabilities was primarily due to the timing of payments to suppliers.

In fiscal 2017, net cash used in operating activities of $25.9 million resulted primarily from net loss adjusted for non-cash items of $22.3 million and an increase in cash used by operating assets and liabilities of $3.6 million. The net unfavorable change was primarily an increase in accounts receivable of $10.1 million, partially offset by a favorable change in income taxes of $9.1 million. The increase in accounts receivable was primarily due to the growth in our subscription business and the timing of cash receipts from clients and the increase in accounts payable and other liabilities was primarily due to the timing of payments to suppliers.

Investing Activities - Continuing Operations

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth, and capitalized development costs in support of enhancing our technology platform. Capital expenditures may vary from period-to-period due to the timing of the expansion of our operations, the addition of new headcount and new facilities. Expenditures related to our capitalized software also may vary from period-to-period based on development cycles. As development cycles shorten, we expect our capitalized costs to continue to decrease. Other periodic investing activities include cash paid in acquisitions, cash received in dispositions that are not classified as discontinued operations, and payments for investments.

In fiscal 2019, we used $11.1 million of cash in investing activities, consisting of $7.3 million for capital expenditures, $2.5 million for payments for investments, and $1.3 million for capitalized software.

In fiscal 2018, we used $14.1 million of cash in investing activities, consisting of $9.4 million for capital expenditures, $4.5 million for the acquisition of PDP, $3.3 million for capitalized software and $1.0 million for payments for investments, partially offset by $4.0 million net cash received from the note receivable related to the sale of Impact.

In fiscal 2017, we used $124.4 million of cash in investing activities, consisting of $137.4 million net cash paid in the Arbor and Circulate acquisitions, $23.1 million for capital expenditures, $5.4 million for capitalized software and $1.0 million for payments for investments. These uses of cash were partially offset by $25.5 million of proceeds from the sale of two facilities, and $17.0 million net cash received related to the sale of Impact.

Financing Activities - Continuing Operations

Our financing activities have consisted of borrowings and repayments of our debt, acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In fiscal 2019, we used $841.5 million of cash in financing activities, consisting of $233.3 million in debt repayments related primarily to the $230.0 million payoff of our revolving credit as a result of the AMS disposition, acquisition of treasury shares from the tender offer of $503.4 million (11.2 million shares), acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $74.4 million (2.4 million shares), and $50.5 million for shares repurchased for tax withholdings upon vesting of stock-based awards (1.2 million shares). These uses of cash were partially offset by proceeds of $20.4 million from the sale of common stock from our equity compensation plans (1.3 million shares).

In fiscal 2018, we used $81.5 million of cash in financing activities. Proceeds from the debt refinancing of $230.0 million were used to pay the outstanding $225 million term and revolving loan balances, with interest, along with $4.0 million in fees related to the restated credit agreement. We also used cash of $88.9 million (3.3 million shares) for the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and $11.1 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.4 million shares). These uses of cash were partially offset by proceeds of $19.7 million from the sale of common stock from our equity compensation plans (1.1 million shares).

In fiscal 2017, net cash provided by financing activities of $25.8 million was primarily driven by proceeds from debt of $70.0 million and the sale of common stock from our equity compensation plans of $21.1 million (1.2 million shares). Cash provided by these financing activities was partially offset by payments of debt of $32.2 million, acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $30.5 million (1.3 million shares), and shares repurchased for tax withholdings upon vesting of stock-based awards of $5.4 million (0.2 million shares).

Discontinued operations

In fiscal 2019, net cash provided by discontinued operations was $1.8 billion, primarily due to net proceeds from the sale of AMS of $2.3 billion offset partially by income taxes.

Fiscal 2018 net cash provided by discontinued operations of $79.6 million and fiscal 2017 net cash provided by discontinued operations of $106.1 million was primarily due to net earnings, adjusted for non-cash items, partially offset by capital expenditures.

Off-Balance Sheet Items and Commitments

Common Stock Repurchase Program

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on October 25, 2018 (see Note 13 – Stockholders’ Equity). On that date, the board of directors authorized a $500 million increase to the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020.

During the fiscal year ended March 31, 2019, the Company repurchased 2.4 million shares of its common stock for $74.4 million.  During the fiscal year ended March 31, 2018, the Company repurchased 3.3 million shares of its common stock for $88.9 million.  During the fiscal year ended March 31, 2017, the Company repurchased 1.3 million shares of its common stock for $30.5 million.  From program inception and through March 31, 2019, the Company had repurchased 22.6 million shares of its stock for $449.1 million, leaving remaining capacity of $550.9 million under the stock repurchase program.

Contractual Commitments

The following table presents the Company's contractual cash obligations and purchase commitments at March 31, 2019.  Operating leases primarily consist of our various office facilities, and purchase commitments primarily include contractual commitments for the purchase of data. The table does not include the future payment of liabilities related to uncertain tax positions of $19.2 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$12,057	$11,253	$10,865	$5,160	$3,270	$4,497	$47,102

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Purchase commitments	$16,360	$7,219	$5,211	$3,308	$96	$48	$32,242

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

•The macroeconomic environment has a direct impact on overall marketing and advertising expenditures in the U.S. and abroad.  As marketing budgets are often more discretionary in nature, they are easier to reduce in the short term as compared to other corporate expenses.  Future widespread economic slowdowns in any of the industries or markets our clients serve, particularly in the United States, could reduce the marketing expenditures of our clients and prospective customers.

•With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and global reach of the online marketplace.   Negative publicity and/or increased restrictions on the collection, management, aggregation and use of information could result in reduced demand for our products or services, decreased availability of certain kinds of data and/or a material increase in the cost of collecting and using certain kinds of data.
•Compromises in the security or stability of our data and systems, including from cyber-based attacks, the unauthorized transmission of confidential information or systems interruptions could negatively affect our economic condition.

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

Recent Accounting Pronouncements –

For information on recent accounting pronouncements, see “Adoption of New Accounting Standards” and “Recent Accounting Pronouncements” under Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LiveRamp Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LiveRamp Holdings, Inc. and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in fiscal 2019 due to the adoption of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (ASC 606).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas
May 28, 2019

LIVERAMP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND 2018
(Dollars in thousands, except per share data)

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,061,473	$140,018
Trade accounts receivable, net	78,563	52,047
Refundable income taxes	7,890	9,977
Other current assets	44,150	20,173
Assets held for sale	—	138,374
Total current assets	1,192,076	360,589

Property and equipment, net of accumulated depreciation and amortization	26,043	32,340
Software, net of accumulated amortization	6,861	13,970
Goodwill	204,656	203,639
Deferred income taxes	35	10,703
Deferred commissions, net	10,741	—
Other assets, net	32,499	37,854
Assets held for sale	—	550,402
	$1,472,911	$1,209,497
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term debt	$—	$1,583
Trade accounts payable	31,203	18,759
Accrued payroll and related expenses	18,715	13,774
Other accrued expenses	40,916	39,624
Deferred revenue	4,284	4,506
Liabilities held for sale	—	100,353
Total current liabilities	95,118	178,599

Long-term debt	—	227,837
Deferred income taxes	39	40,243
Other liabilities	46,922	10,016
Other liabilities held for sale	—	3,707
Commitments and contingencies
Equity:
Common stock, $0.10 par value (authorized 200 million shares; issued 141.9 million and 136.1 million shares at March 31, 2019 and 2018, respectively)	14,187	13,609
Additional paid-in capital	1,406,813	1,235,679
Retained earnings	1,669,605	628,331
Accumulated other comprehensive income	7,801	10,767
Treasury stock, at cost (73.2 million and 58.3 million shares at March 31, 2019 and 2018, respectively)	(1,767,574)	(1,139,291)
Total equity	1,330,832	749,095
	$1,472,911	$1,209,497
See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2019, 2018 AND 2017
(Dollars in thousands, except per share amounts)

	2019	2018	2017

Revenues	$285,620	$220,101	$174,760
Cost of revenue	120,718	96,396	99,976
Gross profit	164,902	123,705	74,784
Operating expenses:
Research and development	85,697	60,713	49,367
Sales and marketing	158,540	108,639	59,258
General and administrative	98,878	85,154	92,898
Gains, losses and other items, net	19,933	2,723	4,673
Total operating expenses	363,048	257,229	206,196
Loss from operations	(198,146)	(133,524)	(131,412)
Total other income	18,790	502	652
Loss from continuing operations before income taxes	(179,356)	(133,022)	(130,760)
Income taxes (benefit)	(45,409)	(65,723)	(45,184)
Net loss from continuing operations	(133,947)	(67,299)	(85,576)
Earnings from discontinued operations, net of tax	1,162,494	90,779	89,684
Net earnings	$1,028,547	$23,480	$4,108

Basic earnings (loss) per share:
Net loss from continuing operations	$(1.79)	$(0.85)	$(1.10)
Net earnings from discontinued operations	15.50	1.15	1.16
Net earnings	$13.71	$0.30	$0.05

Diluted earnings (loss) per share:
Net loss from continuing operations	$(1.79)	$(0.85)	$(1.10)
Net earnings from discontinued operations	15.50	1.15	1.16
Net earnings	$13.71	$0.30	$0.05

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2019, 2018 AND 2017
(Dollars in thousands)

	2019	2018	2017

Net earnings	$1,028,547	$23,480	$4,108
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,966)	2,768	(706)
Unrealized gain on interest rate swap	$—	—	115
Other comprehensive income (loss)	$(2,966)	2,768	(591)
Comprehensive income	$1,025,581	$26,248	$3,517

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2019, 2018 AND 2017
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2016	130,390,106	$13,039	$1,082,220	$598,501	$8,590	(53,030,682)	$(1,003,382)	$698,968
Employee stock awards, benefit plans and other issuances	1,233,566	123	21,007	—	—	(236,870)	(5,421)	15,709
Tax impact of stock options and restricted stock	—	—	2,183	—	—	—	—	2,183
Non-cash stock-based compensation	236,162	24	49,121	—	—	—	—	49,145
Restricted stock units vested	1,015,539	102	(102)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,314,840)	(30,542)	(30,542)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(706)	—	—	(706)
Unrealized gain on interest rate swap	—	—	—	—	115	—	—	115
Net earnings	—	—	—	4,108	—	—	—	4,108
Balances at March 31, 2017	132,875,373	$13,288	$1,154,429	$602,609	$7,999	(54,582,392)	$(1,039,345)	$738,980
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	384	2,242	—	—	—	2,626
Employee stock awards, benefit plans and other issuances	1,054,754	105	19,622	—	—	(420,419)	(11,062)	8,665
Non-cash stock-based compensation	628,208	63	61,397	—	—	—	—	61,460
Restricted stock units vested	1,521,341	153	(153)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(3,302,106)	(88,884)	(88,884)
Comprehensive income:
Foreign currency translation	—	—	—	—	2,768	—	—	2,768
Net earnings	—	—	—	23,480	—	—	—	23,480
Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	12,727	—	—	—	12,727
Employee stock awards, benefit plans and other issuances	1,330,757	133	20,286	—	—	(1,202,243)	(50,520)	(30,101)
Non-cash stock-based compensation	415,706	41	151,303	—	—	—	—	151,344
Restricted stock units vested	4,039,749	404	(404)	—	—	—	—	—
Warrant exercises	—	—	(51)	—	—	3,488	51	—
Acquisition of treasury stock	—	—	—	—	—	(2,428,265)	(74,421)	(74,421)
Acquisition of treasury stock from tender offer	—	—	—	—	—	(11,235,955)	(503,393)	(503,393)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(2,966)	—	—	(2,966)
Net earnings	—	—	—	1,028,547	—	—	—	1,028,547
Balances at March 31, 2019	141,865,888	$14,187	$1,406,813	$1,669,605	$7,801	(73,167,892)	$(1,767,574)	$1,330,832

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2019, 2018 AND 2017
(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$1,028,547	$23,480	$4,108
Earnings from discontinued operations, net of tax	(1,162,494)	(90,779)	(89,684)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	33,782	37,647	31,963
Loss on disposal or impairment of assets	3,460	2,891	2,726
Provision for doubtful accounts	3,069	1,214	296
Accelerated debt issuance costs	—	720	—
Deferred income taxes	9,894	(27,798)	(11,107)
Non-cash stock-based compensation expense	102,722	52,867	39,408
Changes in operating assets and liabilities:
Accounts receivable, net	(44,411)	(13,703)	(10,067)
Deferred commissions	(4,298)	—	—
Other assets	(3,106)	562	(3,155)
Accounts payable and other liabilities	25,308	(3,219)	812
Refundable income taxes	5,087	2,310	9,121
Deferred revenue	462	(282)	(309)
Net cash used in operating activities	(1,978)	(14,090)	(25,888)

Cash flows from investing activities:
Capitalized software development costs	(1,322)	(3,266)	(5,363)
Capital expenditures	(7,320)	(9,375)	(23,110)
Proceeds from sales of assets	—	—	25,494
Equity investments	(2,500)	(1,000)	(1,000)
Cash paid in acquisitions, net of cash acquired	—	(4,478)	(137,383)
Net cash received in dispositions	—	4,000	16,988
Net cash used in investing activities	(11,142)	(14,119)	(124,374)

Cash flows from financing activities:
Proceeds from debt	—	230,000	70,000
Payments of debt	(233,293)	(227,320)	(32,243)
Fees for debt refinancing	(300)	(4,001)	—
Proceeds related to the issuance of common stock under stock and employee benefit plans	20,419	19,727	21,130
Shares repurchased for tax withholdings upon vesting of stock-based awards	(50,520)	(11,062)	(5,421)
Excess tax benefits from stock-based compensation	—	—	2,852
Acquisition of treasury stock	(74,421)	(88,884)	(30,542)
Acquisition of treasury stock from tender offer	(503,393)	—	—
Net cash provided by (used in) financing activities	(841,508)	(81,540)	25,776
Net cash used in continuing operations	$(854,628)	$(109,749)	$(124,486)

See accompanying notes to consolidated financial statements

LIVERAMP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED MARCH 31, 2019, 2018 AND 2017
(Dollars in thousands)

	2019	2018	2017
Cash flows from discontinued operations:
From operating activities	(458,525)	125,645	141,016
From investing activities	2,236,530	(46,202)	(34,878)
Effect of exchange rate changes on cash	(172)	206	(68)
Net cash provided by discontinued operations	1,777,833	79,649	106,070
Net cash provided by (used in) continuing and discontinued operations	923,205	(30,100)	(18,416)
Effect of exchange rate changes on cash	(1,750)	1,438	(1,572)

Net change in cash and cash equivalents	921,455	(28,662)	(19,988)
Cash and cash equivalents at beginning of period	140,018	168,680	188,668
Cash and cash equivalents at end of period	$1,061,473	$140,018	$168,680

Supplemental cash flow information:
Cash (paid) received during the period for:
Income taxes	$(439,542)	$(1,236)	$(6,866)

Non-cash investing and financing activities:
Leasehold improvements paid directly by lessor	$—	$505	$—

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019, 2018 AND 2017

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

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

LiveRamp is a global technology company with a vision of becoming the trusted platform that makes all customer data accessible and meaningful. We provide a an enterprise customer management platform that help organizations better leverage customer data to deliver innovative products and meaningful experiences. Powered by its core capabilities in data accessibility, identity, connectivity and data stewardship, LiveRamp makes it safe and easy to connect the world’s data, people and applications.

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

Use of Estimates -

In preparing consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used in determining, among other items, revenue recognition criteria, allowance for doubtful accounts, the fair value of acquired assets and assumed liabilities, projected cash flows associated with recoverability of assets, restructuring and impairment accruals, litigation and facilities lease loss accruals, stock-based compensation, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions. Actual results could differ materially from these estimates.

Operating Segments -

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker. Our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.

Discontinued Operations -

Discontinued operations comprise those activities that have been disposed of during the period or that have been classified as held for sale at the end of the period, and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. In fiscal 2019, the Company sold its Acxiom Marketing Solutions business (“AMS”) and began reporting the results of operations, cash flows and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the consolidated financial statements.

Unless otherwise indicated, information in the notes to the consolidated financial statements relates to continuing operations.

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	2019	2018	2017
Net loss from continuing operations	$(133,947)	$(67,299)	$(85,576)
Earnings from discontinued operations, net of tax	$1,162,494	$90,779	$89,684
Net earnings	$1,028,547	$23,480	$4,108
Basic earnings (loss) per share:
Basic weighted-average shares outstanding	75,020	78,891	77,609
Basic earnings (loss) per share:
Continuing operations	$(1.79)	$(0.85)	$(1.10)
Discontinued operations	15.50	1.15	1.16
Net earnings	$13.71	$0.30	$0.05
Diluted earnings (loss) per share:
Diluted weighted-average shares outstanding	75,020	78,891	77,609
Diluted earnings (loss) per share:
Continuing operations	$(1.79)	$(0.85)	$(1.10)
Discontinued operations	15.50	1.15	1.16
Net earnings	$13.71	$0.30	$0.05

Due to the net loss from continuing operations in each year, the dilutive effect of options and restricted stock units covering 3.4 million, 2.6 million, and 2.2 million shares of common stock at March 31, 2019, 2018 and 2017, respectively, was excluded from the earnings per share calculation since the impact on the calculation was anti-dilutive. Additional options to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	2019			2018			2017
Number of shares outstanding under options and restricted stock units	227			20			90
Range of exercise prices for options	NA	-	NA	$32.85	-	$32.85	$27.77	-	$32.85

Significant Accounting Policies

Cash and Cash Equivalents -

The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid money-market fund investments with remaining maturities of three months or less at the date of purchase. The Company has no restricted cash.

Revenue Recognition -

The Company’s policy follows the guidance from ASC 606, Revenue from Contracts with Customers.

LiveRamp recognizes revenue from the following sources: (i) subscription revenue, which consists primarily of subscription fees from clients accessing our IdentityLink platform; and (ii) marketplace and other revenue, which primarily consists of revenue-sharing fees generated from data transactions through our IdentityLink Data Store platform, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers. Our IdentityLink platform subscription pricing is tiered based on data volume supported by our platform.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligations are satisfied.

Identification of the contract

A customer contract is primarily identified when the Company and a customer have executed an arrangement or arrangements that set out the terms of the relationship.

Identification of the performance obligations

As part of accounting for arrangements with multiple performance obligations, we must assess whether each performance obligation is distinct. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We have determined that our subscriptions and revenue-sharing and usage-based arrangements are distinct because, once a customer has access to the platform, the product is fully functional and does not require any additional development, modification, or customization.

Determination of the transaction price

The transaction price is the amount of consideration we expect to be entitled to in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved.

Allocation of the transaction price to the performance obligations in the contract

We allocate the transaction price to each distinct performance obligation based on the standalone selling price ("SSP") of each good or service. We generally determine the SSP based on contractual selling prices when the obligation is sold on a standalone basis, as well as market conditions, competition, and pricing practices. As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the goods or services are made available to customers. The majority of our subscription revenue is derived from subscriptions that are one year in duration and invoiced on a monthly basis, although some of our clients are entering into multiple-year subscriptions. Marketplace and other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Data Store and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and end users, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to end users that is remitted to data providers is not reflected as revenues.

Disaggregation of Revenue

The Company reports disaggregation of revenue based on primary geographical markets and major service offerings (see Note 2 - Topic 606 Adoption Impact and Revenue from Contracts with Customers).

Accounts Receivable

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies.  Unbilled amounts included in trade accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $2.5 million at March 31, 2019 and $3.1 million at March 31, 2018.

Accounts receivable are presented net of allowance for doubtful accounts.  The Company evaluates its allowance for doubtful accounts based on a combination of factors at each reporting date.  Each account is evaluated based on specific information known to management regarding each customer’s ability or inability to pay, as well as historical experience for each customer, the length of time the receivable has been outstanding, and current economic conditions in the customer’s industry.  Accounts receivable that are determined to be uncollectible are charged against the allowance for doubtful accounts.

A summary of the activity of the allowance for doubtful accounts, returns and credits is as follows (dollars in thousands):

				Bad debts
	Balance at	Additions		written off,
	beginning	charged to		net of	Balance at
	of	costs and	Other	amounts	end of
	period	expenses	changes	recovered	period
2017:
Allowance for doubtful accounts, returns and credits	$3,282	$296	$(30)	$(1,411)	$2,137
2018:
Allowance for doubtful accounts, returns and credits	$2,137	$1,214	$123	$(292)	$3,182
2019:
Allowance for doubtful accounts, returns and credits	$3,182	$3,069	$(92)	$(3,152)	$3,007

Deferred Revenue

Deferred revenue consists of amounts billed in excess of revenue recognized.  Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Property and Equipment -

Property and equipment are stated at cost.  Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: leasehold improvements, 5 - 7 years; data processing equipment, 2 - 5 years, and office furniture and other equipment, 3 - 7 years.

Operating Leases -

The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the term of the lease agreement. The Company begins recognition of rent expense on the date of initial possession, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use. Some of the Company's lease arrangements provide for concessions by the landlords, including payments for leasehold improvements and rent-free periods. The Company accounts for the difference between the straight-line rent expense and rent paid as deferred rent. Refer to the discussion below in Recent Accounting Pronouncements regarding the Company's adoption of ASU No. 2016-02, "Leases", in fiscal 2020.

Software and Research and Development Costs –

Costs of internally developed software are capitalized in accordance with ASC 350-40, Internal Use Software.

The standard generally requires that research and development costs incurred prior to the beginning of the application development stage of software products are charged to operations as such costs are incurred. Once the application development stage has begun, costs are capitalized until the software is available for general release.  Costs of internally developed computer software are amortized on a straight-line basis over the remaining estimated economic life of the software product, generally two to five years (see Note 9 – Software).

Capitalized software is reviewed when facts and circumstances indicate the carrying amount may not be recoverable and, if necessary, the Company reduces the carrying value of each product to its fair value. We did not recognize any impairment charges related to capitalized software in fiscal 2019, 2018 or 2017.

Business Combinations –

We apply the provisions of ASC 805, Business Combinations, in accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

If the qualitative assessment indicates that the two-step quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the fair value of each of our reporting segments to its carrying value, including the associated goodwill. To determine the fair values, we use the equal weighting of the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider forecasted revenue, operating costs and other relevant factors.

We completed our annual impairment test during the first quarter of fiscal 2019. We determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of our reporting segments exceeds the respective carrying amounts. Accordingly, there was no indication of impairment, and the two-step quantitative goodwill impairment test was not performed. We did not recognize any goodwill impairment charges in fiscal 2019, 2018 or 2017.

As a result of the organizational realignment and subsequent sale of AMS, we now operate as one operating segment and as a result, evaluate goodwill impairment based on our fair value as a whole. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker. While we have offerings in multiple market segments, our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2019, 2018, or 2017.

During fiscal 2019, our intangible assets were amortized over their estimated useful lives ranging from four years to six years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	4
Customer relationships	6
Publisher relationships	6

Impairment of Long-lived Assets -

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company considers factors such as operating losses, declining outlooks, and business conditions when evaluating the necessity for an impairment analysis.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not recognize any impairment charges related to long-lived assets in fiscal 2019, 2018, or 2017.

Fair Value of Financial Instruments -

We apply the provisions of ASC 820, Fair Value Measurement, to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards. The additional disclosure regarding our fair value measurements is included in Note 17 - Fair Value of Financial Instruments.

Concentration of Credit Risk and Significant Customers -

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

The Company maintains deposits in federally insured financial institutions more than federally insured limits. Management, however, believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company’s trade accounts receivables are from a large number of customers.  Accordingly, the Company’s credit risk is affected by general economic conditions.

At March 31, 2019 and 2018 there were no customers that represented more than 10% of the trade accounts receivable balance. There were no customers that individually exceeded 10% of the Company's revenue in any of the fiscal years presented.

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

Advertising Expense -

Advertising costs are expensed as incurred.  Advertising expense was approximately $8.2 million, $8.3 million and $6.2 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.  Advertising expense is included in operating expenses in the consolidated statements of operations.

Legal Contingencies -

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 12 - Commitments and Contingencies provides additional information regarding certain of our legal contingencies.

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

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the compensation committee (“compensation committee”) of the board of directors under which options and restricted stock units were outstanding as of March 31, 2019.

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

Incentive stock option awards granted under the stock-based plans cannot be granted with an exercise price less than 100% of the per-share market value of the Company’s shares at the date of grant and have a maximum duration of ten years from the date of grant.  Board policy currently requires that non-qualified options also must be priced at or above the fair market value of the common stock at the time of grant with a maximum duration of ten years.

Restricted stock units may be issued under the equity compensation plan and represent the right to receive shares in the future by way of an award agreement that includes vesting provisions.  Award agreements can further provide for forfeitures triggered by certain prohibited activities, such as breach of confidentiality.  All restricted stock units are expensed over the vesting period and adjusted for forfeitures as incurred.  The vesting of some restricted stock units is subject to the Company’s achievement of certain performance criteria, as well as the individual remaining employed by the Company for a period of years.

The Company receives income tax deductions because of the exercise of non-qualified stock options and the vesting of other stock-based awards. To the extent the income tax deductions differ from the corresponding stock-based compensation expense, such excess tax benefits and deficiencies are included as a component of income tax expense and reflected as an operating cash flow included in changes in operating assets and liabilities.

Restructuring –

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits.  Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required.  Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated.  The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge, which will impact net earnings in the period any adjustment is recorded.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. Topic 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of April 1, 2018 using the modified retrospective method. See Note 2 - Topic 606 Adoption Impact and Revenue from Contracts with Customers for further details.

Recent Accounting Pronouncements Not Yet Adopted –

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which eliminates step two from the goodwill impairment test. Under current guidance, step two of the goodwill impairment test requires entities to calculate the implied value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under ASU 2017-04, goodwill impairment is recognized based on step one of the current guidance, which calculates the carrying value in excess of the reporting unit's fair value. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years; earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short-term leases. For lessees, leases will continue to be classified as either operating or financing in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. Subsequently, the FASB has issued various ASU's to provide further clarification around aspects of Topic 842, including an alternative method that permits application of the new guidance at the beginning of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 (fiscal 2020 for the Company), including interim periods within those fiscal years, with early adoption permitted. We will adopt the new standard on April 1, 2019 using the modified retrospective approach. Although the Company is in the process of evaluating the impact of this guidance on its consolidated financial statements, the Company currently believes the most significant change will be that most of its operating lease commitments will be recognized as right-of-use assets and lease liabilities of approximately $25.0 to $30.0 million on the Company's consolidated balance sheets upon adoption of this new guidance. The new guidance is not expected to have a material impact to the company's consolidated statements of operations.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. TOPIC 606 ADOPTION IMPACT AND REVENUE FROM CONTRACTS WITH CUSTOMERS:

On April 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic reporting under Topic 605.

We recorded a net increase to our opening retained earnings of $12.7 million, net of tax, due to the cumulative impact of adopting Topic 606, with the impact primarily related to the capitalization of costs of obtaining customer contracts.

The details of the significant changes and quantitative impact of the changes are disclosed below.

Costs of Obtaining Customer Contracts

The Company previously recognized commission payments made for obtaining a contract as an operating expense when incurred. Under Topic 606, the Company capitalizes incremental costs to acquire contracts and amortizes them over the expected period of benefit, which we have determined to be four years. As of March 31, 2019, the unamortized contract costs were $10.7 million and are included in deferred commissions, net, in the consolidated balance sheet. Net capitalized costs of $4.3 million were recorded as a reduction to operating expense for the year ended March 31, 2019. No impairment was recognized for the year ended March 31, 2019.

Impacts on Financial Statements

Consolidated Balance Sheet	Impact of changes in accounting policies
	As reported March 31, 2019	Adjustments	Balances without adoption of Topic 606
Deferred income taxes	35	2,556	2,591
Deferred commissions, net	10,741	(10,741)	—
Others	1,462,135	—	1,462,135
Total assets	$1,472,911	$(8,185)	$1,464,726

Total liabilities	142,079	—	142,079

Retained earnings	1,669,605	(8,185)	1,661,420
Other equity	(338,773)	—	(338,773)
Total equity	1,330,832	(8,185)	1,322,647
Total liabilities and equity	$1,472,911	$(8,185)	$1,464,726

Consolidated Statement of Operations	Impact of changes in accounting policies
	As reported for the fiscal year ended March 31, 2019	Adjustments	Balances without adoption of Topic 606
Revenues	$285,620	$—	$285,620
Cost of revenue	120,718	—	120,718
Gross profit	$164,902	$—	$164,902

Operating expenses:
Sales and marketing	$158,540	$4,298	$162,838
Other operating expenses	204,508	—	204,508
Total operating expenses	363,048	4,298	367,346

Loss from operations	(198,146)	(4,298)	(202,444)
Total other income	18,790	—	18,790
Loss from continuing operations before income taxes	(179,356)	(4,298)	(183,654)
Income taxes (benefit)	(45,409)	(1,023)	(46,432)
Net loss from continuing operations	$(133,947)	$(3,275)	$(137,222)

Consolidated Statement of Comprehensive Income	Impact of changes in accounting policies
	As reported for the fiscal year ended March 31, 2019	Adjustments	Balances without adoption of Topic 606
Net earnings	$1,028,547	$(3,275)	$1,025,272
Other comprehensive loss:
Change in foreign currency translation adjustment	(2,966)	—	(2,966)
Comprehensive income	$1,025,581	$(3,275)	$1,022,306

Consolidated Statement of Cash Flows	Impact of changes in accounting policies
	As reported for the fiscal year ended March 31, 2019	Adjustments	Balances without adoption of Topic 606
Net earnings	$1,028,547	$(3,275)	$1,025,272
Earnings from discontinued operations	(1,162,494)	—	(1,162,494)
Adjustments for:
Deferred income taxes	9,894	(1,023)	8,871
Others	143,033	—	143,033
Changes in:
Accounts receivable, net	(44,411)	—	(44,411)
Deferred commissions	(4,298)	4,298	—
Other assets	(3,106)	—	(3,106)
Accounts payable and other liabilities	25,308	—	25,308
Income taxes	5,087	—	5,087
Deferred revenue	462	—	462
Net cash from operating activities	(1,978)	—	(1,978)
Net cash from investing activities	(11,142)	—	(11,142)
Net cash from financing activities	(841,508)	—	(841,508)
Net cash from discontinued operations	1,777,833	—	1,777,833
Effect of exchange rate changes on cash	(1,750)	—	(1,750)

Net change in cash and cash equivalents	921,455	—	921,455
Cash and cash equivalents at beginning of period	140,018	—	140,018
Cash and cash equivalents at end of period	$1,061,473	$—	$1,061,473

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the twelve months ended
Primary Geographical Markets	March 31, 2019	March 31, 2018	March 31, 2017
United States	$262,135	$197,613	$162,231
Europe	18,566	18,397	9,298
APAC	4,919	4,091	3,231
	$285,620	$220,101	$174,760

Major Offerings/Services
Subscription	236,718	172,079	114,531
Marketplace and Other	48,902	48,022	39,854
Impact	—	—	20,375
	$285,620	$220,101	$174,760

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $345.0 million as of March 31, 2019. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2024 with the balance recognized thereafter.

3. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity included in gains, losses and other items, net in the consolidated statements of operations for the fiscal years ended March 31, 2019, 2018 and 2017 (dollars in thousands):

	Associate-related	Lease
	reserves	accruals	Total
March 31, 2016	$664	$3,488	$4,152
Restructuring charges and adjustments	33	3,007	3,040
Payments	(375)	(2,187)	(2,562)
March 31, 2017	322	4,308	4,630
Restructuring charges and adjustments	182	2,564	2,746
Payments	38	(1,584)	(1,546)
March 31, 2018	542	5,288	5,830
Restructuring charges and adjustments	6,163	1,582	7,745
Payments	(2,110)	(1,182)	(3,292)
March 31, 2019	$4,595	$5,688	$10,283

Restructuring Plans

In fiscal 2019, the Company recorded a total of $7.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The fiscal year 2019 expense included restructuring plans primarily for associates in the United States and Asia-Pacific of $6.1 million, lease accruals and adjustments of $0.8 million, and leasehold improvement write-offs of $0.8 million. Of the associate related accruals of $6.1 million, $4.3 million remained accrued at March 31, 2019. The associate-related costs are expected to be paid out in fiscal 2020.

In fiscal 2018, the Company recorded a total of $2.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The expense included severance and other associate-related charges of $0.2 million, and lease accruals and adjustments of $2.5 million. The associate-related accruals of $0.2 million were paid out in fiscal 2019. The lease accruals and adjustments of 2.5 million result from the Company's exit from certain leased office facilities.

In fiscal 2017, the Company recorded a total of $3.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included lease accruals and adjustments of $3.0 million resulting from the Company's exit from certain leased office facilities ($1.5 million) and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million).

In fiscal 2015, the Company recorded a total of $9.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.3 million remained accrued as of March 31, 2019. These amounts are expected to be paid out in fiscal 2021.

With respect to the lease accruals described above, the Company intends to sublease the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through

November 2025. Of the total amount accrued, $5.7 million remained accrued as of March 31, 2019. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the years presented are as follows (dollars in thousands):

	2019	2018	2017
Restructuring plan charges and adjustments	$7,745	$2,746	$3,040
Other restructuring charges	12,188	—	2,125
Other	—	(23)	(492)
	$19,933	$2,723	$4,673

4. ACQUISITIONS:

Pacific Data Partners

On February 14, 2018, the Company acquired all the outstanding units of Pacific Data Partners LLC ("PDP") in order to accelerate its ability to power people-based B2B marketing. The Company paid approximately $4.5 million in cash, net of $0.5 million funds held in escrow and $0.2 million cash acquired. The escrow funds are expected to be delivered to the PDP sellers 18 months from the acquisition date. The Company omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations of this acquisition are included in the Company's consolidated results beginning February 14, 2018.

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

In connection with the PDP acquisition, the Company assumed the outstanding performance compensation plan under the 2018 Equity Compensation Plan of Pacific Data Partners, LLC ("PDP PSU plan"). Under the PDP PSU plan, performance compensation will be paid to plan participants in four annual increments based on attainment of certain Connectivity B2B run rate revenue targets for the performance period covering April 1, 2018 to March 31, 2022. Each annual payout will be determined at the close of each fiscal year within the performance period, on a cumulative basis. The amount of each annual payout will be settled in shares of Company common stock. The number of shares of Company common stock issued to participants will be equal to 90% of the annual payout divided by the volume weighted average stock price for the 20 trading days prior to, and ending on, the end of each annual performance period, plus, 10% of the annual payout divided by the volume weighted average stock price for the 20 trading days prior to, and ending on, the date of the closing of the acquisition. Total performance attainment may result in combined payouts ranging from $0.0 million to $65.0 million. There was no payment due as of March 31, 2019

The performance compensation paid under the PDP PSU plan will be recorded as non-cash stock-based compensation as it is attributable to post-combination service (see Note 13 - Stockholders' Equity). The non-cash stock-based compensation expense will be recognized over the requisite service and performance period based on expected attainment. 90% of the performance compensation will be settleable in a number of shares calculated using a variable 20-day stock price factor, determined in future periods, and will be classified as a liability-based equity award. As of each reporting date, 90% of any recognized, but unpaid portions of the performance compensation plan will be recorded in other accrued expenses in the consolidated balance sheets. The remaining 10% of the performance compensation will be classified as an equity-based equity award.

5. DISCONTINUED OPERATIONS AND DISPOSITIONS:

During fiscal 2019, the Company entered into a definitive agreement to sell AMS to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. Shareholder approval was received on September 20, 2018, and the Company began reporting the results of operations, cash flows, and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the consolidated financial statements as of the second quarter of fiscal 2019. Prior to the discontinued operations classification, the AMS business was included in the AMS segment in the Company’s segment results. The sale was completed on October 1, 2018. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments, transaction costs and other items of $49.0 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and related interest. The Company reported a gain of $1.7 billion on the sale, which is included in earnings from discontinued operations, net of tax. The gain on sale includes a $17.6 million increase in the fourth quarter of fiscal 2019 based on the final purchase price statement delivered by IPG, which is included as a post-closing receivable in other current assets in the consolidated balance sheet (see Note 6 - Other Current and Noncurrent Assets). The Company expects to collect the final purchase price in the second quarter of fiscal 2020.

Summary results of operations of AMS for the fiscal years ended March 31, 2019, 2018 and 2017, respectively, are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	2019	2018	2017
Major classes of line items constituting earnings from discontinued operations, net of tax:
Revenues	$332,185	$697,305	$705,487
Cost of revenue	213,512	370,040	377,710
Gross profit	118,673	327,265	327,777
Operating expenses:
Research and development	21,621	34,160	32,742
Sales and marketing	60,743	106,960	107,418
General and administrative	71,500	38,372	36,816
Gains, losses and other items, net	(1,673,636)	3,650	3,700
Total operating expenses	(1,519,772)	183,142	180,676
Earnings from discontinued operations	1,638,445	144,123	147,101
Interest expense	(5,702)	(10,131)	(7,381)
Other, net	97	(261)	(318)
Earnings from discontinued operations before income taxes	1,632,840	133,731	139,402
Income taxes	470,346	42,952	49,718
Earnings from discontinued operations, net of tax	$1,162,494	$90,779	$89,684

Substantially all of the Company's interest expense was allocated to discontinued operations.

The carrying amounts of the major classes of assets and liabilities of AMS are segregated and included in assets and liabilities held for sale in the consolidated balance sheet. The following is a reconciliation of the assets and liabilities held for sale (dollars in thousands):

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

The Company entered into certain agreements with AMS at the time of the sale in which services will be provided from the Company to AMS, and from AMS to the Company. The terms of these agreements are primarily 60 months from the date of sale.

Cash inflows and outflows related to the agreements are included in cash flows from operating activities in the consolidated statements of cash flows. Revenues and expenses related to the agreements are included in loss from operations in the consolidated statements of operations. The related cash inflows and outflows and revenues and expenses for the six months ended March 31, 2019 was (dollars in thousands):

For the six months ended March 31, 2019
Cash inflows	$19,711
Cash outflows	$860

Revenues	$23,852
Costs	$7,198

The revenues include approximately $9.0 million incremental to amounts reported as LiveRamp revenues in previous periods.

Disposition of Impact email business

In fiscal 2017, the Company completed the sale of its Impact email business to Zeta Interactive for total consideration of $22.0 million, including a $4.0 million subordinated promissory note receivable with interest accruing at a rate of 6% per annum. The receivable was paid in full in fiscal 2018.

The business did not meet the requirements of a discontinued business; therefore, all financial results were included in continuing operations. The Company recorded a gain on sale of $0.3 million, included in gains, losses and other items, net. The transaction also generated a $4.3 million income tax benefit.

Revenues and loss from operations from the disposed Impact email business are shown below (dollars in thousands):

2017
Revenues	$20,375
Loss from operations	$(157)

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31,	March 31,
	2019	2018
Prepaid expenses and other	$9,058	$6,622
Post-closing receivable from IPG (see Note 5 - Discontinued Operations and Dispositions)	17,625	—
Interest receivable	2,497	—
Assets of non-qualified retirement plan (see Note 7 - Other Accrued Expenses)	14,970	13,551
Other current assets	$44,150	$20,173

Other noncurrent assets consist of the following (dollars in thousands):

	March 31,	March 31,
	2019	2018
Acquired intangible assets, net	$24,217	$33,911
Other miscellaneous noncurrent assets	8,282	3,943
Other assets, net	$32,499	$37,854

7. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31,	March 31,
	2019	2018
Liabilities of non-qualified retirement plan (see Note 6 - Other Current and Noncurrent Assets)	$14,970	$13,551
Other accrued expenses	25,946	26,073
Other accrued expenses	$40,916	$39,624

8. GOODWILL AND INTANGIBLE ASSETS:

Goodwill for the years ended March 31, 2019 and 2018 was as follows (dollars in thousands):

Total
Balance at March 31, 2017	$200,393
Acquisition of PDP (see Note 4 - Acquisitions)	3,260
Arbor purchase accounting adjustments	(21)
Change in foreign currency translation adjustment	7
Balance at March 31, 2018	$203,639
Reallocation from AMS	1,377
Change in foreign currency translation adjustment	(360)
Balance at March 31, 2019	$204,656

Goodwill by geography as of March 31, 2019 was:

Total
U.S.	$201,449
APAC	3,207
Balance at March 31, 2019	$204,656

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from four years to six years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	2019	2018
Developed technology, gross (Software)	$54,000	$54,000
Accumulated amortization	$(49,625)	(43,383)
Net developed technology	$4,375	$10,617

Customer relationship/Trade name, gross (Other assets, net)	$35,800	$35,800
Accumulated amortization	$(26,128)	(20,400)
Net customer/trade name	$9,672	$15,400

Publisher relationship, gross (Other assets, net)	$23,800	$23,800
Accumulated amortization	$(9,255)	(5,289)
Net publisher relationship	$14,545	$18,511

Total intangible assets, gross	$113,600	$113,600
Total accumulated amortization	$(85,008)	(69,072)
Total intangible assets, net	$28,592	$44,528

Total amortization expense related to intangible assets was $15.9 million, $23.9 million, and $18.6 million in fiscal 2019, 2018, and 2017, respectively.  As of March 31, 2019, estimated future amortization expenses related to purchased and other intangible assets were as follows (dollars in thousands):

Year ending March 31,
2020	$11,925
2021	$8,083
2022	$5,150
2023	$3,434
$28,592

9. SOFTWARE:

Software is summarized as follows (dollars in thousands):

	March 31,	March 31,
	2019	2018
Internally developed computer software	$51,525	$49,964
Acquired developed technology	54,000	54,000
	105,525	103,964
Less accumulated amortization	98,664	89,994
	$6,861	$13,970

The Company recorded amortization expense related to internally developed computer software of $8.4 million, $15.7 million, and $13.9 million for fiscal 2019, 2018 and 2017, respectively, including $6.2 million, $13.8 million, and $11.8 million, respectively, related to acquired developed technology as part of recent acquisitions.

10. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	March 31,	March 31,
	2019	2018
Leasehold improvements	$20,097	$15,635
Data processing equipment	37,678	39,938
Office furniture and other equipment	7,077	6,780
	64,852	62,353
Less accumulated depreciation and amortization	38,809	30,013
	$26,043	$32,340

Depreciation expense on property and equipment was $15.6 million, $11.8 million and $11.2 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. Depreciation expense in fiscal 2019 included $3.8 million of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

11. LONG-TERM DEBT:

Long-term debt consists of the following (dollars in thousands):

March 31,
2018
Revolving credit borrowings	$230,000
Other debt	3,293
Total long-term debt	233,293
Less current installments	1,583
Less deferred debt financing costs	3,873
Long-term debt, excluding current installments and deferred debt financing costs	$227,837

At the closing of the AMS transaction, the Company applied $230.5 million of proceeds from the sale to repay all outstanding Company debt and related interest.

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

Commitments

The Company leases office space and equipment under non-cancellable operating leases that expire at various dates through fiscal year 2026. Rent expense was $12.8 million, $9.5 million, and $7.4 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

Future minimum lease payments under all noncancellable operating leases as of March 31, 2019 are (dollars in thousands):

Year ending March 31,
2020	$12,057
2021	11,253
2022	10,865
2023	5,160
2024	3,270
Thereafter	4,497
$47,102

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

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on October 25, 2018.  On that date, the board of directors authorized a $500 million increase to the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020.  During the fiscal year ended March 31, 2019, the Company repurchased 2.4 million shares of its common stock for $74.4 million under the stock repurchase program.  During the fiscal year ended March 31, 2018, the Company repurchased 3.3 million shares of its common stock for $88.9 million.  During the fiscal year ended March 31, 2017, the Company repurchased 1.3 million shares of its common stock for $30.5 million. Through March 31, 2019, the Company has repurchased 22.6 million shares of its stock for $449.1 million, leaving remaining capacity of $550.9 million under the stock repurchase program.

On October 25, 2018, the board of directors authorized a Dutch auction tender offer to purchase shares of its outstanding common stock at an initial aggregate purchase price not to exceed $500 million, plus up to 2% of the Company's outstanding shares of common stock in accordance with the rules and regulations of the SEC. On December 13, 2018, the Company accepted for purchase 11.2 million shares of its common stock at a price of $44.50 per share, for an aggregate cost of $503.4 million, including fees and expenses. These shares represented approximately 14.2% of the shares outstanding.

The Company paid no dividends on its common stock for any of the years reported.

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2019, there were a total of 12.1 million shares available for future grants under the plans.

During the fiscal year ended March 31, 2019, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan to increase the number of shares available under the plan from 32.9 million shares at March 31, 2018 to 37.9 million shares at March 31, 2019, bringing the total number of shares reserved for issuance since inception of all plans from 34.5 million shares at March 31, 2018 to 42.3 million shares beginning in the quarter ended September 30, 2018. The amendment received shareholder approval at the September 20, 2018 annual shareholders' meeting.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the fiscal years ended March 31, 2019, 2018 and 2017, by award type, was (dollars in millions):

	2019	2018	2017
Stock options	$3.3	$5.0	$6.9
Performance stock options	—	0.5	1.4
Restricted stock units	67.0	29.1	24.7
Arbor acquisition consideration holdback	15.3	15.3	5.1
PDP assumed performance plan	15.8	2.0	—
Other non-employee stock-based compensation	1.3	1.0	1.3
Total non-cash stock-based compensation included in the consolidated statements of operations	102.7	52.9	39.4
Less expense related to liability-based equity awards	(14.2)	(1.7)	—
Stock-based compensation of discontinued operations	62.8	10.3	9.7
Total non-cash stock-based compensation included in the consolidated statements of equity	$151.3	$61.5	$49.1

In March 2019, the Company accelerated the vesting of certain time-vesting restricted stock units that would have otherwise vested over the next six months to take advantage of significant cash tax savings opportunities. This resulted in the release of restricted stock units covering approximately 0.5 million shares of common stock. The Company recognized $19.8 million of compensation costs related to the accelerated vesting and release of these units, which is included in loss from operations in the consolidated statement of operations. Of the $19.8 million compensation costs, $14.3 million represented incremental compensation cost and $5.5 million represented accelerated original grant date fair value compensation cost.

Future expense for all of the Company's outstanding equity awards at March 31, 2019, by award type, is expected to be (dollars in millions):

	During the year ended:
	2020	2021	2022	2023	Total
Stock options	$2.2	$0.5	$—	$—	$2.7
Restricted stock units	40.7	28.3	16.8	6.1	91.9
Arbor acquisition consideration holdback	2.6	—	—	—	2.6
PDP assumed performance plan	15.8	15.8	15.7	—	47.3
	$61.3	$44.6	$32.5	$6.1	$144.5

Stock Option Activity of Continuing Operations

Stock option activity during the year ended March 31, 2019 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at Outstanding at March 31, 2018	2,456,184	$13.30
Exercised	(1,056,163)	$11.20		$35,337
Forfeited or cancelled	(25,591)	$18.64
Outstanding at Outstanding at March 31, 2019	1,374,430	$14.81	4.5	$54,950
Exercisable at Exercisable at March 31, 2019	1,213,177	$15.67	4.2	$47,462

The aggregate intrinsic value for options exercised in fiscal 2019, 2018, and 2017 was $35.3 million, $6.5 million, and $7.7 million, respectively.  The aggregate intrinsic value at period end represents total pre-tax intrinsic value (the difference between LiveRamp's closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on March 31, 2019.  This amount changes based upon changes in the fair market value of LiveRamp’s stock.

A summary of stock options outstanding and exercisable as of March 31, 2019 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	214,347	5.5 years	$1.52	122,502	$1.59
$10.00	—	$19.99	709,672	3.6 years	$14.69	640,264	$14.39
$20.00	—	$24.99	450,411	5.5 years	$21.32	450,411	$21.32
			1,374,430	4.5 years	$14.81	1,213,177	$15.67

Performance Stock Option Unit Activity of Continuing Operations

Performance stock option unit activity during the year ended March 31, 2019 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2018	328,806	$21.38
Forfeited or cancelled	(198,652)	$21.40
Outstanding at March 31, 2019	130,154	$21.44	1.1	$4,340
Exercisable at March 31, 2019	—	$—	—	$—

Of the performance stock option units outstanding at March 31, 2019, 130,154 reached maturity of the relevant performance period at March 31, 2019.  The units are expected to vest at an approximate 0% attainment level during the subsequent service period, resulting in cancellation of the units.

Restricted Stock Unit Activity Related to Disposition of AMS

Performance-based Restricted Stock Unit Conversions
In conjunction with the disposition of AMS, the Company converted its outstanding TSR-based performance restricted stock units ("PSUs") to time-vesting restricted stock units ("RSUs"). On the conversion date, the performance period was truncated and attainment measured, resulting in conversion of the PSUs to RSUs at a 200% conversion rate. Each converted RSU held by an AMS associate was vested immediately. The remaining converted RSUs will cliff vest on the same date as the original PSU performance period maturity date.

Share activity related to these conversions was:

		Continuing Operations	Discontinued Operations	Total Continuing and Discontinued Operations
TSR-based performance restricted stock units converted to time-based restricted stock units, by fiscal year granted:	Original Performance Maturity Date:
Fiscal 2017 PSU	3/31/2019	(168,378)	(46,218)	(214,596)
Fiscal 2018 PSU	3/31/2020	(148,963)	(36,815)	(185,778)
Fiscal 2019 PSU	3/31/2021	(186,539)	(30,188)	(216,727)
Totals		(503,880)	(113,221)	(617,101)

Time-based restricted stock units converted from TSR-based performance restricted stock units	RSU Cliff Vest Date (Continuing Ops Only):
Fiscal 2017 PSU	3/31/2019	336,756	92,436	429,192
Fiscal 2018 PSU	3/31/2020	297,926	73,630	371,556
Fiscal 2019 PSU	3/31/2021	373,078	60,376	433,454
Totals		1,007,760	226,442	1,234,202

The Company recognized both incremental and accelerated compensation costs in the consolidated statement of operations related to the PSU conversions. The impact on compensation costs was (dollars in thousands):

	Continuing Operations	Discontinued Operations	Total Continuing and Discontinued Operations
Incremental compensation costs	$7,179	$1,599	$8,778
Accelerated compensation costs of original grant date fair value related to immediate vesting of converted PSUs of AMS associates	$—	$1,607	$1,607

AMS Restricted Stock Unit Accelerations
In conjunction with the disposition of AMS, the Company accelerated the vesting of substantially all outstanding time-vesting restricted stock units of AMS associates to the date of disposition, including converted PSU shares, resulting in the release of restricted stock units covering 1,187,344 shares of common stock. The Company recognized $54.0 million of compensation costs related to the accelerated vesting and release of these units, which is included in net earnings from discontinued operations, net of tax in the consolidated statement of operations. Of the $54.0 million compensation costs, $27.0 million represented incremental compensation cost and $27.0 million represented accelerated original grant date fair value compensation cost.

Restricted Stock Unit Activity of Continuing Operations

During fiscal 2019, the Company granted time-vesting restricted stock units covering 1,939,746 shares of common stock with a fair value at the date of grant of $69.5 million. Of the restricted stock units granted in the current period, 1,856,444 vest over four years and 83,302 vest over one year.

During fiscal 2018, the Company granted time-vesting restricted stock units covering 1,386,448 shares of common stock with a fair value at the date of grant of $36.2 million. Of the restricted stock units granted in fiscal 2018, 1,089,379 vest over four years, 106,571 vest over three years, 174,368 vest over two years, and 16,130 vest over one year.

During fiscal 2017, the Company granted time-vesting restricted stock units covering 1,716,357 shares of common stock with a fair value at the date of grant of $42.2 million, of which units covering 768,710 shares, with a fair value at grant date of $20.4 million, were granted to former Arbor and Circulate employees subsequent to the acquisitions

(see Note 4 - Acquisitions). Of the restricted stock units granted in fiscal 2017, 898,646 vest over four years, 398,079 vest over three years, 407,413 vest over two years, and 12,219 vest in one year.

Non-vested time-vesting restricted stock units activity during the year ended March 31, 2019 was:

		Weighted-average	Weighted-average
		fair value per	remaining
	Number	share at grant	contractual
	of shares	date	term (in years)
Outstanding at Outstanding at March 31, 2018	2,517,488	$24.73	2.38
Granted	1,939,746	$35.85
Vested	(2,014,518)	$24.04
Forfeited or cancelled	(395,726)	$26.09
Outstanding at PSUs converted to RSUs in conjunction with AMS disposition	1,007,760	$21.21
Outstanding at Outstanding at March 31, 2019	3,054,750	$30.91	2.47

Valuation of time-vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of grant.  The total fair value of time-vesting restricted stock units vested in fiscal 2019, 2018, and 2017 was $93.1 million, $24.1 million, and $17.0 million, respectively and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Non-vested performance-based restricted stock units activity during the year ended March 31, 2019 was:

		Weighted-average	Weighted-average
		fair value per	remaining
	Number	share at	contractual
	of shares	grant date	term (in years)
Outstanding at March 31, 2018	557,801	$25.65	1.67
Granted	534,438	$41.08
Additional earned performance shares	176	$23.89
Vested	(61,330)	$24.22
Forfeited or cancelled	(133,017)	$25.16
PSUs converted to RSUs in conjunction with AMS disposition	(503,880)	$28.06
Outstanding at March 31, 2019	394,188	$43.88	3.23

During fiscal 2019, the Company granted performance-based restricted stock units, in two separate plans, covering 534,438 shares of common stock having a fair value at the date of grant of $22.0 million. Under the first performance plan, units covering 186,539 shares of common stock were granted having a fair value at the date of grant of $5.8 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee and continuous employment through the vesting date.  The 186,539 units may vest in a number of shares from 25% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2018 to March 31, 2021. All of these awards were converted to RSUs at the time of the AMS disposition. Under the second performance plan, units covering 347,899 shares of common stock were granted having a fair value at the date of grant of $16.2 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee. The units may vest in a number of shares from zero to 200% of the award, based on the attainment of revenue growth and margin targets.

During fiscal 2018, the Company granted performance-based restricted stock units covering 389,065 shares of common stock having a fair value at the date of grant of $10.1 million.  Of the performance-based restricted stock units granted in fiscal 2018, 184,931 units - having a fair value at the date of grant of $5.1 million, determined using a Monte Carlo simulation model - vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date.  The 184,931 units may vest in a number of shares from zero to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to TSR established by the compensation committee for the period from April 1, 2017 to March 31, 2020. All of these awards were converted to RSUs at the time of the AMS disposition.

Of the performance-based restricted stock units granted in fiscal 2018, 87,184 units - having a fair value at the date of grant of $2.1 million, based on the quoted market price for the shares on the date of grant - vest over two periods, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. These units vested at 50.2% attainment in fiscal 2019 resulting in release of 43,768 shares of stock and cancellation of remaining units.

The remaining 116,950 performance-based restricted stock units granted in fiscal 2018 - having a fair value at the date of grant of $2.9 million, based on the quoted market price for the shares on the date of grant - vest in three equal tranches, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. Each of the three tranches may vest in a number of shares, from zero to 300% of the initial award, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2018, 2019, and 2020, respectively. The first tranche vested at 53.3% attainment in fiscal 2019 resulting in release of 17,562 shares of stock. Of the 46,289 units outstanding at March 31, 2019, 23,142 reached maturity of the relevant performance period at March 31, 2019.  Those units are expected to vest at an approximate 0% attainment level, resulting in cancellation of the units.

During fiscal 2017, the Company granted performance-based restricted stock units covering 212,083 shares of common stock with a fair value at the date of grant of $5.3 million, determined using a Monte Carlo simulation model.  Of the performance-based restricted stock units granted in fiscal 2017, 3,882 units represent award modifications that included 5,231 corresponding canceled units.  The remaining 208,201 performance-based restricted stock units, having a fair value at the date of grant of $5.1 million, vest subject to attainment of performance criteria established by the compensation committee.  Those units may vest in a number of shares from zero to 200% of the award, based on TSR established by the compensation committee for the period from April 1, 2016 to March 31, 2019.  All of these awards were converted to RSUs at the time of the AMS disposition.

During fiscal 2019, 61,330 performance-based restricted stock units vested. Of the units vested, 43,768 relate to 50.2% attainment on a fiscal 2018 plan, and 17,562 relate to 53.3% attainment on a fiscal 2018 plan. During fiscal 2018, 580,133 performance-based restricted stock units vested.  There were no performance-based restricted stock units vested in fiscal 2017. The total fair value of performance-based restricted stock units vested in fiscal 2019 and 2018 was $2.20 million and $14.1 million, respectively and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Other Performance Unit Activity

Other performance unit activity during the year ended March 31, 2019 was:

		Weighted average	Weighted-average
		fair value per	remaining
	Number	share at	contractual
	of shares	grant date	term (in years)
Outstanding at Outstanding at March 31, 2018	111,111	$5.33	0
Vested	(45,364)	$5.33
Forfeited or canceled	(65,747)	$5.33
Outstanding at Outstanding at March 31, 2019	—	$—	—

The 111,111 performance-based units outstanding at March 31, 2018 reached maturity of the relevant performance period on March 31, 2018. The units achieved a 100% performance attainment level. However, application of the share price adjustment factor resulted in a 59% reduction in shares vested in fiscal 2019.

Stock-based Compensation Expense Related to Discontinued Operations

Total stock-based compensation expense related to discontinued operations for fiscal 2019, 2018 and 2017 was $62.8 million, $10.3 million and $9.7 million, respectively and is included in non-cash stock-based compensation in the consolidated statements of equity.

Consideration Holdback

As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”).  As a result, 382,462, 578,071 and 184,214 shares were issued to the Arbor key employees in fiscal 2019, 2018 and 2017, respectively.

PDP Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the 2018 Equity Compensation Plan of PDP ("PDP PSU plan").
Through March 31, 2019, the Company recognized a total of $17.8 million in non-cash stock-based compensation expense in the consolidated statements of operations related to the PDP PSU plan. Future expense shown in tables above for the PDP PSU plan is based on a current expectation of full attainment. At March 31, 2019, the recognized, but unpaid, balance in other liabilities in the consolidated balance sheet was $16.0 million.

Qualified Employee Stock Purchase Plan

In addition to the stock-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at a discount from the market price. At March 31, 2019, there were approximately 0.6 million shares available for issuance under the ESPP.
During the combined fiscal years of 2019, 2018, and 2017, 276,475 shares were purchased under the plan. The total expense to the Company, representing the discount to the market price, for fiscal 2019, 2018 and 2017 was approximately $0.4 million, $0.2 million, and $0.3 million, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $7.8 million and $10.8 million at March 31, 2019 and March 31, 2018, respectively, reflect accumulated foreign currency translation adjustments.

14. INCOME TAXES:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	2019	2018	2017
Continuing operations	$(45,409)	$(65,723)	$(45,184)
Discontinued operations	470,346	42,952	49,718
Stockholders’ equity:
Excess tax benefits from stock-based compensation	—	—	(2,183)
	$424,937	$(22,771)	$2,351

Income tax expense (benefit) attributable to loss from continuing operations consists of (dollars in thousands):

	2019	2018	2017
Current:
U.S. Federal	$(39,534)	$(33,626)	$(33,289)
Non-U.S.	323	115	188
State	(16,092)	(4,414)	(976)
	(55,303)	(37,925)	(34,077)
Deferred:
U.S. Federal	1,245	(26,884)	(8,934)
Non-U.S.	149	21	(3)
State	8,500	(935)	(2,170)
	9,894	(27,798)	(11,107)
Total	$(45,409)	$(65,723)	$(45,184)

Loss before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	2019	2018	2017
U.S.	$(174,867)	$(132,552)	$(128,646)
Non-U.S.	(4,489)	(470)	(2,114)
Total	$(179,356)	$(133,022)	$(130,760)

Loss before income taxes, as shown above, is based on the location of the entity to which such losses are attributable.  However, since such losses may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the loss shown above.

Below is a reconciliation of expected income tax benefit computed by applying the U.S. federal statutory rate of 21.0% for fiscal 2019, the blended U.S. federal statutory rate of 31.5% for fiscal 2018, and the U.S. federal statutory rate of 35.0% for fiscal 2017, respectively, to loss before income taxes to actual income tax benefit from continuing operations (dollars in thousands):

	2019	2018	2017
Computed expected income tax (benefit)	$(37,665)	$(41,967)	$(45,766)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(5,998)	(3,329)	(2,045)
Research and other tax credits	(3,141)	(1,229)	(1,174)
Effect of federal rate change on deferred taxes	—	(24,565)	—
Nondeductible expenses	426	431	418
Stock-based compensation	(5,350)	4,452	2,150
Non-U.S. subsidiaries taxed at other rates	1,343	332	714
Adjustment to valuation allowances	5,204	—	—
Other, net	(228)	152	519
	$(45,409)	$(65,723)	$(45,184)

On December 22, 2017, the U.S. enacted significant tax law changes following the passage of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income, and numerous other changes to business-related deductions.

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% became effective January 1, 2018 (the “Effective Date”).  Because the Effective Date did not fall on the first day of our fiscal year ended March 31, 2018, we are required to apply a blended tax rate for the entire fiscal year based on a weighted daily average rate.  As a result of the Tax Act, our U.S. federal statutory corporate income tax rate is 21% for the fiscal year ended March 31, 2019 and 31.5% for the fiscal year ended March 31, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2019 and 2018 are presented below (dollars in thousands).

	2019	2018
Deferred tax assets:
Accrued expenses	$3,332	$5,737
Deferred revenue	19	437
Net operating loss carryforwards	13,638	40,783
Stock-based compensation	10,770	10,884
Nonqualified deferred compensation	3,147	3,217
Capital loss carryforward	—	2,099
Tax credit carryforwards	—	13,427
Other	3,102	185
Total deferred tax assets	34,008	76,769
Less valuation allowance	(18,947)	(38,321)
Net deferred tax assets	15,061	38,448
Deferred tax liabilities:
Prepaid expenses	$(1,222)	$(4,111)
Capitalized software costs	(636)	(7,343)
Property and equipment	(440)	(6,304)
Intangible assets	(5,631)	(42,402)
Deferred commissions	(2,586)	—
Accrued expenses	(4,550)	(7,828)
Total deferred tax liabilities	(15,065)	(67,988)
Net deferred tax liabilities	$(4)	$(29,540)

At March 31, 2019, the Company has net operating loss carryforwards of approximately $8.3 million and $22.6 million for U.S. federal and state income tax purposes, respectively.  The net operating loss carryforwards will expire in various amounts and will completely expire if not used by 2039. The Company has foreign net operating loss carryforwards of approximately $37.4 million. Of this amount, $33.9 million do not have expiration dates.  The remainder expires in various amounts and will completely expire if not used by 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards.

Based upon the weight of available evidence, including the Company's disposal of the AMS business and the Company’s history of losses from continuing operations, management believes that it is not more likely than not the Company will realize the benefits of the deductible temporary differences and net operating loss carryforwards. Accordingly, the Company has established valuation allowances against its deferred tax assets.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2019, 2018 and 2017 (dollars in thousands):

	2019	2018	2017
Balance at beginning of period	$15,415	$12,870	$10,906
Increases related to prior year tax positions	325	1,134	307
Decreases related to prior year tax positions	(292)	(208)	(466)
Increases related to current year tax positions	5,483	3,172	2,123
Lapse of statute of limitations	(1,331)	(1,553)	—
Balance at end of period	$19,600	$15,415	$12,870

Gross unrecognized tax benefits as of March 31, 2019 was $19.6 million, which would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $0.4 million as of March 31, 2019. There was no material change in accrued interest and penalties during fiscal 2019. The Company anticipates a reduction of $0.8 million of unrecognized tax benefits within the next 12 months, as a result of a lapse of the statute of limitations.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which they operate.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years after 2015. The Company’s federal income tax return for fiscal 2017 is currently under examination by the Internal Revenue Service. The status of U.S. federal, state and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

15. RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan that covers substantially all U.S. employees.  The Company also offers a supplemental non-qualified deferred compensation plan (“SNQDC Plan”) for certain highly-compensated employees.  Through December 31, 2018, the Company matched 50% of the first 6% of employee’s annual aggregate contributions. Effective January 1, 2019 the Company matches 100% of the first 6% of employee's annual aggregate contributions.  The Company may also contribute additional amounts to the plans at the discretion of the board of directors.

Company contributions for the above plans amounted to approximately $2.9 million, $1.9 million, and $1.5 million in fiscal years 2019, 2018, and 2017, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $15.0 million and $13.6 million at March 31, 2019 and 2018, respectively.

16. FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area for fiscal 2019, 2018 and 2017 (dollars in thousands):

Revenue	2019	2018	2017
United States	$262,135	$197,613	$162,231
Foreign
Europe	$18,566	$18,397	$9,298
APAC	4,919	4,091	3,231
All Foreign	$23,485	$22,488	$12,529
	$285,620	$220,101	$174,760

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31,
	2019	2018
United States	$276,189	$824,673
Foreign
Europe	$757	$8,990
APAC	3,889	15,245
All Foreign	$4,646	$24,235
	$280,835	$848,908

17. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade accounts receivables, short-term borrowings and trade accounts payables - The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt - The interest rate on the revolving credit agreement is adjusted for changes in market rates and therefore the carrying value approximates fair value.  The estimated fair value of other long-term debt was determined based upon the present value of the expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.  At March 31, 2018, the estimated fair value of long-term debt approximated its carrying value.

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

The following table presents the balances of assets measured at fair value as of March 31, 2019 and 2018 (dollars in thousands):

As of March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,970	$—	$—	$14,970
Total assets	$14,970	$—	$—	$14,970

As of March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$13,551	$—	$—	$13,551
Total assets	$13,551	$—	$—	$13,551

18. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The following tables contain selected unaudited statement of operations information for each quarter of 2019 and 2018.  The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Unaudited quarterly results are as follows:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	September 30,	December 31,	March 31,
(dollars in thousands except per-share amounts)	2018	2018	2018	2019
Revenue	$62,471	$64,812	$80,021	$78,316
Gross profit	38,817	40,346	45,183	$40,556
Net loss from continuing operations	(27,818)	(41,180)	(15,261)	$(49,688)
Earnings from discontinued operations, net of tax	24,803	61,803	1,071,661	$4,227
Net earnings (loss)	(3,015)	20,623	1,056,400	$(45,461)

Basic earnings (loss) per share:
Continuing operations	(0.36)	(0.53)	(0.20)	(0.73)
Discontinued operations	0.32	0.80	13.85	0.06
Net earnings (loss)	(0.04)	0.27	13.65	(0.67)

Diluted earnings (loss) per share:
Continuing operations	(0.36)	(0.53)	(0.20)	(0.73)
Discontinued operations	0.32	0.80	13.85	0.06
Net earnings (loss)	(0.04)	0.27	13.65	(0.67)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	September 30,	December 31,	March 31,
(dollars in thousands except per-share amounts)	2017	2017	2017	2018
Revenue	$46,757	$54,013	$59,121	$60,210
Gross profit	22,696	30,004	34,595	36,410
Net earnings (loss) from continuing operations	(26,215)	(25,191)	3,117	(19,010)
Earnings from discontinued operations, net of tax	24,915	21,855	19,824	24,185
Net earnings (loss)	(1,300)	(3,336)	22,941	5,175

Basic earnings (loss) per share:
Continuing operations	(0.33)	(0.32)	0.04	(0.24)
Discontinued operations	0.32	0.28	0.25	0.31
Net earnings (loss)	(0.02)	(0.04)	0.29	0.07

Diluted earnings (loss) per share:
Continuing operations	(0.33)	(0.32)	0.04	(0.24)
Discontinued operations	0.32	0.28	0.24	0.31
Net earnings (loss)	(0.02)	(0.04)	0.28	0.07

Some earnings (loss) per share amounts may not add due to rounding.