Form 10-Q
period 2019-06-30
LiveRamp Holdings, Inc.
filed 2019-08-05
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 1, 2019 was 67,640,066.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
June 30, 2019

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,005,477	$1,061,473
Trade accounts receivable, net	81,061	78,563
Refundable income taxes	8,753	7,890
Other current assets	42,917	44,150
Total current assets	1,138,208	1,192,076

Property and equipment, net of accumulated depreciation and amortization	24,607	26,043
Software, net of accumulated amortization	7,100	6,861
Goodwill	207,778	204,656
Deferred income taxes	35	35
Deferred commissions, net	10,567	10,741
Other assets, net	51,009	32,499
	$1,439,304	$1,472,911
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$29,930	$31,203
Accrued payroll and related expenses	17,081	18,715
Other accrued expenses	70,929	40,916
Deferred revenue	3,170	4,284
Total current liabilities	121,110	95,118

Deferred income taxes	241	39
Other liabilities	45,796	46,922
Commitments and contingencies
Stockholders' equity:
Common stock	14,245	14,187
Additional paid-in capital	1,422,879	1,406,813
Retained earnings	1,627,465	1,669,605
Accumulated other comprehensive income	7,334	7,801
Treasury stock, at cost	(1,799,766)	(1,767,574)
Total equity	1,272,157	1,330,832
	$1,439,304	$1,472,911

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2019	2018
Revenues	$82,511	$62,471
Cost of revenue	36,426	23,654
Gross profit	46,085	38,817
Operating expenses:
Research and development	23,722	16,970
Sales and marketing	43,144	33,323
General and administrative	25,318	18,125
Gains, losses and other items, net	2,276	1
Total operating expenses	94,460	68,419
Loss from operations	(48,375)	(29,602)
Total other income	5,882	356
Loss from continuing operations before income taxes	(42,493)	(29,246)
Income taxes (benefit)	(353)	(1,428)
Net loss from continuing operations	(42,140)	(27,818)
Earnings from discontinued operations, net of tax	—	24,803
Net loss	$(42,140)	$(3,015)

Basic earnings (loss) per share:
Continuing operations	$(0.61)	$(0.36)
Discontinued operations	—	0.32
Net loss	$(0.61)	$(0.04)

Diluted earnings (loss) per share:
Continuing operations	$(0.61)	$(0.36)
Discontinued operations	—	0.32
Net loss	$(0.61)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2019	2018
Net loss	$(42,140)	$(3,015)
Other comprehensive loss:
Change in foreign currency translation adjustment	(467)	(1,868)
Comprehensive loss	$(42,607)	$(4,883)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2019	141,865,888	$14,187	$1,406,813	$1,669,605	$7,801	(73,167,892)	$(1,767,574)	$1,330,832
Employee stock awards, benefit plans and other issuances	46,681	4	1,056	—	—	(221,195)	(12,093)	(11,033)
Non-cash stock-based compensation	51,362	5	15,059	—	—	—	—	15,064
Restricted stock units vested	487,632	49	(49)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(412,200)	(20,099)	(20,099)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(467)	—	—	(467)
Net loss	—	—	—	(42,140)	—	—	—	(42,140)
Balances at June 30, 2019	142,451,563	$14,245	$1,422,879	$1,627,465	$7,334	(73,801,287)	$(1,799,766)	$1,272,157

Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095
Cumulative-effect adjustment from adoption of ASU 2014-09	—	$—	$—	$12,727	$—	—	$—	$12,727
Employee stock awards, benefit plans and other issuances	233,784	$23	$4,093	$—	$—	(391,898)	$(10,044)	$(5,928)
Non-cash stock-based compensation	149,416	$15	$16,796	$—	$—	—	$—	$16,811
Restricted stock units vested	1,259,681	$126	$(126)	$—	$—	—	$—	$—
Acquisition of treasury stock	—	$—	$—	$—	$—	(1,853,071)	$(45,766)	$(45,766)
Comprehensive loss:
Foreign currency translation	—	$—	$—	$—	$(1,868)	—	$—	$(1,868)
Net loss	—	$—	$—	$(3,015)	$—	—	$—	$(3,015)
Balances at June 30, 2018	137,722,557	$13,773	$1,256,442	$638,043	$8,899	(60,549,886)	$(1,195,101)	$722,056

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(42,140)	$(3,015)
Earnings from discontinued operations, net of tax	—	(24,803)
Non-cash operating activities:
Depreciation and amortization	8,877	9,403
Loss on disposal or impairment of assets	85	(15)
Provision for doubtful accounts	962	(464)
Deferred income taxes	7	(1,692)
Non-cash stock compensation expense	18,630	17,798
Changes in operating assets and liabilities:
Accounts receivable	(3,451)	(852)
Deferred commissions	174	(998)
Other assets	3,600	(574)
Accounts payable and other liabilities	(188)	4,403
Income taxes	(863)	(1,898)
Deferred revenue	(1,101)	427
Net cash used in operating activities	(15,408)	(2,280)
Cash flows from investing activities:
Capitalized software	—	(899)
Capital expenditures	(4,888)	(712)
Payments for investments	—	(2,500)
Cash paid in acquisition, net of cash received	(4,479)	—
Net cash used in investing activities	(9,367)	(4,111)
Cash flows from financing activities:
Payments of debt	—	(592)
Fees from debt refinancing	—	(300)
Proceeds related to the issuance of common stock under stock and employee benefit plans	1,060	4,116
Shares repurchased for tax withholdings upon vesting of stock-based awards	(12,093)	(10,044)
Acquisition of treasury stock	(20,099)	(45,766)
Net cash used in financing activities	$(31,132)	$(52,586)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2019	2018
Cash flows from discontinued operations:
From operating activities	$—	$20,181
From investing activities	—	(6,573)
Effect of exchange rate changes on cash	—	(167)
Net cash provided by discontinued operations	—	13,441
Effect of exchange rate changes on cash	(89)	(927)

Net change in cash and cash equivalents	(55,996)	(46,463)
Cash and cash equivalents at beginning of period	1,061,473	140,018
Cash and cash equivalents at end of period	$1,005,477	$93,555

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$110	$(1,100)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("Registrant", "LiveRamp", we, us or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Registrant’s management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2019 (“2019 Annual Report”), as filed with the SEC on May 28, 2019.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2019 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2020.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2019 Annual Report.

Accounting Pronouncements Adopted During the Current Year

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, goodwill impairment is recognized based on step one of the preceding guidance, which calculates the carrying value in excess of the reporting unit's fair value. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years; earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. In the first quarter of fiscal 2020, we early adopted ASU 2017-04. The standard did not have an impact to our qualitative assessment for goodwill impairment that we performed in the first quarter of fiscal 2020.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as a comprehensive new standard that amended various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except short-term leases. For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted the updated guidance as of April 1, 2019 using a modified retrospective transition method. See Note 2 of these notes to condensed consolidated financial statements for further details.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework”, which eliminates, modifies and adds disclosure requirements for fair value measurements. The update is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this new standard on our condensed consolidated financial statements and does not expect the adoption will have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Previously, all implementation costs for a hosting arrangement that was a service contract were expensed when incurred.

CCA’s, such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. ASU 2018-15 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this new standard on our condensed consolidated financial statements and does not expect the adoption will have a material impact on our condensed consolidated financial statements.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. TOPIC 842 ADOPTION IMPACT AND LEASES

On April 1, 2019, the Company adopted the new lease guidance using a modified retrospective transition method applied to existing leases as of April 1, 2019. Results for reporting periods beginning after March 31, 2019 are presented under the new guidance, while prior period comparative amounts are not adjusted and continue to be reported in accordance with historical guidance. The Company applied the new standard using the practical expedients permitted under the transition guidance where the Company:

•did not reassess whether any expired or existing contracts contain a lease;
•did not reassess the classification of existing leases; and
•did not reassess initial direct costs for any existing leases.

The Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating.

The resulting impact, as of the adoption date, to the condensed consolidated balance sheet of applying the new guidance in fiscal 2020 was an increase to right-of-use assets included in other assets, net of $22.9 million, an increase to short-term lease liabilities included in other accrued expenses of $8.4 million, an increase to long-term lease liabilities included in other liabilities of $17.9 million, and a decrease to deferred rent included in other liabilities of $3.4 million. There was no impact to stockholders' equity or the condensed consolidated statements of operations as a result of adopting the new guidance.

The Company determines if an arrangement contains a lease or is a lease at inception, and whether lease and non-lease components are combined or not. Operating leases with a duration of less than 12 months are excluded from right-of-use assets and lease liabilities and related expense is recorded as incurred.

As of June 30, 2019, right-of-use assets included in other assets, net were $20.9 million, short-term lease liabilities included in other accrued expenses were $8.4 million, and long-term lease liabilities included in other liabilities were $16.0 million.

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2024. Operating lease costs were $2.2 million for the three months ended June 30, 2019.

Future minimum payments under all operating leases (including operating leases with a duration of less than 12 months) as of June 30, 2019 are as follows (dollars in thousands):

Year	Amount
Remainder of Fiscal 2020	$7,023
Fiscal 2021	8,699
Fiscal 2022	8,255
Fiscal 2023	2,497
Fiscal 2024	571
Thereafter	—
Total undiscounted lease commitments	27,045
Less: Interest	2,561
Total discounted operating lease liabilities	$24,484

Future minimum payments as of June 30, 2019 related to restructuring plans as a result of of the Company's exit from certain leased office facilities (see Note 14) are: Remainder of Fiscal 2020: $1,886; Fiscal 2021: $2,544; Fiscal 2022: $2,610; Fiscal 2023: $2,663; Fiscal 2024: $2,699; and Thereafter: $4,497.

Supplemental information related to operating leases is as follows (dollars in thousands):

Three months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,134
Weighted average remaining lease term	3.1 years
Weighted average discount rate	5.0%

As previously disclosed in our Fiscal 2019 Annual Report on Form 10-K and under the previous lease accounting standard, the future minimum payments under all operating leases as of March 31, 2019 was as follows (dollars in thousands):

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	12,057	11,253	10,865	5,160	3,270	4,497	47,102

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the three months ended
	June 30,
Primary Geographical Markets	2019	2018
United States	$76,541	$56,222
Europe	4,747	4,920
APAC	1,223	1,329
	$82,511	$62,471

Major Offerings/Services
Subscription	$68,326	$51,329
Marketplace and Other	14,185	11,142
	$82,511	$62,471

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $319.4 million as of June 30, 2019. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2024.

4. LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2019	2018
Basic loss per share:
Net loss from continuing operations	$(42,140)	$(27,818)
Earnings from discontinued operations, net of tax	—	24,803
Net loss	$(42,140)	$(3,015)

Basic weighted-average shares outstanding	68,906	76,935

Continuing operations	$(0.61)	$(0.36)
Discontinued operations	—	0.32
Basic loss per share	$(0.61)	$(0.04)

Diluted loss per share:
Basic weighted-average shares outstanding	68,906	76,935
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	—
Diluted weighted-average shares outstanding	68,906	76,935

Continuing operations	$(0.61)	$(0.36)
Discontinued operations	—	0.32
Diluted loss per share	$(0.61)	$(0.04)

Due to the net loss from continuing operations during the three months ended June 30, 2019 and 2018, the dilutive effect of options and restricted stock units covering 2.8 million and 2.3 million shares of common stock, respectively was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive.

Additional options to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because the effect was anti-dilutive are shown below (shares in thousands):

	For the three months ended
	June 30,
	2019	2018
Number of shares outstanding under options, warrants and restricted stock units plans	431	119
Range of exercise prices for options	N/A	$32.85

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the three months ended June 30, 2019, the Company repurchased 0.4 million shares of its common stock for $20.1 million under the stock repurchase program.  Through June 30, 2019, the Company had repurchased a total of 23.0 million shares of its stock for $469.2 million under the stock repurchase program, leaving remaining capacity of $530.8 million.

Accumulated other comprehensive income accumulated balances of $7.3 million and $7.8 million at June 30, 2019 and March 31, 2019, respectively, reflect accumulated foreign currency translation adjustments.

5. ACQUISITIONS:

Faktor

On April 2, 2019, the Company acquired all of the outstanding shares of Faktor B. V. ("Faktor"). Faktor is a global consent management platform that allows consumers to control how their data is collected, used, and transferred for usage to another party. Faktor's platform provides individuals with notice and choice on websites and mobile apps and allows them to opt-in or out via a visible banner of the page. The Company paid approximately $4.5 million in cash for the acquired shares. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for the acquisition are included in the Company's condensed consolidated results beginning April 2, 2019.

The following table presents the purchase price allocation related to assets acquired and liabilities assumed (dollars in thousands):

April 2, 2019
Assets acquired:
Cash	$35
Trade accounts receivable	63
Goodwill	3,110
Intangible assets (Other assets)	1,700
Other current and noncurrent assets	126
Total assets acquired	5,034
Deferred income taxes	(194)
Accounts payable and accrued expenses	(326)
Net assets acquired	4,514
Less:
Cash acquired	(35)
Net cash paid	$4,479

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on preliminary calculations and valuations using management's estimates and assumptions and were based on the information that was available as of the date of acquisition. The Company expects to finalize the valuation as soon as practical.

6. DISCONTINUED OPERATIONS:

Acxiom Marketing Solutions business ("AMS")

During fiscal 2019, the Company completed the sale of its AMS business to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. The business qualified for treatment as discontinued operations during fiscal 2019. Accordingly, the results of operations, cash flows and the balance sheet amounts pertaining to AMS, for all periods reported, have been classified as discontinued operations in the condensed consolidated financial statements.

Results of operations of AMS for the three months ended June 30, 2018 are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

For the three months ended June 30, 2018
Revenues	$164,489
Cost of revenue	93,617
Gross profit	70,872
Operating expenses:
Research and development	7,566
Sales and marketing	21,527
General and administrative	16,594
Gains, losses and other items, net	1,284
Total operating expenses	46,971
Income from discontinued operations	23,901
Interest expense	(2,838)
Other, net	168
Earnings from discontinued operations before income taxes	21,231
Income taxes (benefit)	(3,572)
Earnings from discontinued operations, net of tax	$24,803

Substantially all interest expense was allocated to discontinued operations.

The Company entered into certain agreements with AMS in which services will be provided from the Company to AMS, and from AMS to the Company. The terms of these agreements are primarily 60 months from the date of sale.

Cash inflows and outflows related to the agreements are included in cash flows from operating activities in the condensed consolidated statements of cash flows. Revenues and expenses related to the agreements are included in loss from operations in the condensed consolidated statement of operations. The related cash inflows and outflows and revenues and costs for the three months ended June 30, 2019 was (dollars in thousands):

For the three months ended June 30, 2019
Cash inflows	$13,720
Cash outflows	$4,847

Revenues	$12,598
Costs	$2,346

The revenues amount includes approximately $5.1 million of revenue from AMS's resell of LiveRamp services to its customers. These amounts were also reported in the prior year as revenues in the condensed consolidated statement of operations.

7. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At June 30, 2019, there were a total of 11.3 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the three months ended June 30, 2019, by award type, was (dollars in millions):

	For the three months ended
	June 30,
	2019	2018
Stock options	$0.7	$1.0
Performance stock options	—	0.3
Restricted stock units	11.1	8.5
Arbor acquisition consideration holdback	2.6	3.8
Pacific Data Partners ("PDP) assumed performance plan	3.9	3.9
Other non-employee stock-based compensation	0.3	0.3
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	18.6	17.8
Less expense related to liability-based equity awards	(3.5)	(3.5)
Stock-based compensation of discontinued operations	—	2.5
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$15.1	$16.8

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in millions):

	For the three months ended
	June 30,
	2019	2018
Cost of revenue	$0.8	$0.7
Research and development	4.0	4.4
Sales and marketing	8.9	9.9
General and administrative	4.9	2.8
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$18.6	$17.8

The following table provides the expected future expense for all of the Company's outstanding equity awards at June 30, 2019, by award type. The amount for 2020 represents the remaining nine months ending March 31, 2020. All other periods represent fiscal years ending March 31 (dollars in millions).

	During the year ended:
	2020	2021	2022	2023	2024	Total
Stock options	$1.4	$0.5	$—	$—	$—	$1.9
Restricted stock units	41.2	43.6	32.8	18.5	1.8	137.9
PDP assumed performance plan	11.8	15.8	15.7	—	—	43.3
	$54.4	$59.9	$48.5	$18.5	$1.8	$183.1

Stock Option Activity

Stock option activity for the three months ended June 30, 2019 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2019	1,374,430	$14.81
Exercised	(24,381)	$5.68		$1,144
Forfeited or canceled	(2,340)	$2.04
Outstanding at June 30, 2019	1,347,709	$15.00	4.2	$45,125
Exercisable at June 30, 2019	1,278,265	$15.73	4.0	$41,859

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had option holders exercised their options on June 30, 2019.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of June 30, 2019 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	192,826	5.1 years	$1.53	123,382	$1.57
$10.00	—	$19.99	709,672	3.3 years	$14.69	709,672	$14.69
$20.00	—	$24.99	445,211	5.2 years	$21.32	445,211	$21.32
			1,347,709	4.2 years	$15.00	1,278,265	$15.73

Performance Stock Option Unit Activity

Performance stock option unit activity for the three months ended June 30, 2019 was:

Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2019	130,154	$21.44
Forfeited or canceled	(130,154)	$21.44
Outstanding at June 30, 2019	—	$—		$—
Exercisable at June 30, 2019	—	$—	—	$—

The performance stock option units outstanding at March 31, 2019 reached maturity of the relevant performance period at March 31, 2019.  The units attained a 0% attainment level, resulting in cancellation of the units in the current fiscal year.

Restricted Stock Unit Activity

During the three months ended June 30, 2019, the Company granted time-vesting restricted stock units covering 926,461 shares of common stock with a fair value at the date of grant of $51.4 million. Of the restricted stock units granted in the current period, 78,172 vest in equal annual increments over four years, and 848,289 vest 25% at the one-year anniversary and 75% in equal quarterly increments over the subsequent three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

Time-vesting restricted stock unit activity for the three months ended June 30, 2019 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2019	3,054,750	$30.91	2.47
Granted	926,461	$55.48
Vested	(144,917)	$23.66
Forfeited or canceled	(142,708)	$35.36
Outstanding at June 30, 2019	3,693,586	$37.18	2.65

The total fair value of time-vesting restricted stock units vested for the three months ended June 30, 2019 was $7.9 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

During the three months ended June 30, 2019, the Company granted performance-based restricted stock units covering 202,818 shares of common stock having a fair value at the date of grant of $12.3 million. The grants were made under two separate performance plans. Under the first performance plan, units covering 60,844 shares of common stock were granted having a fair value at the date of grant of $4.4 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 60,844 units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2019 to March 31, 2022. Under the second performance plan, units covering 141,974 shares of common stock were granted having a fair value at the date of grant of $7.9 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee of the board of directors. The units may vest in three equal annual increments in a number of shares from 0% to 200% of the award, based on the attainment of year-over-year revenue growth targets of each annual period from April 1, 2019 to March 31, 2022.

Non-vested performance-based restricted stock unit activity for the three months ended June 30, 2019 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2019	394,188	$43.88	3.23
Granted	202,818	$60.65
Forfeited or canceled	(45,047)	$34.89
Outstanding at June 30, 2019	551,959	$50.77	2.97

Consideration Holdback

As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”). The Holdback Agreement specifies the payment of the consideration in monthly installments using LiveRamp shares over a thirty month period, ending in the quarter ended June 30, 2019. At June 30, 2019, the Company had met its full obligation for the consideration holdback due to the Arbor key employees. Through June 30, 2019, the Company had recognized a total of $38.3 million expense related to the Holdback Agreements.

PDP Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). Through June 30, 2019, the Company has recognized a total of $21.7 million related to the PDP PSU plan. At June 30, 2019, the recognized, but unpaid, balance related to the PDP PSU plan in other accrued expenses in the condensed consolidated balance sheet was $19.5 million.

8. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2019	March 31, 2019
Prepaid expenses and other	$8,108	$9,058
Post-closing receivable from IPG	17,625	17,625
Interest receivable	1,921	2,497
Assets of non-qualified retirement plan	15,263	14,970
Other current assets	$42,917	$44,150

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2019	March 31, 2019
Acquired intangible assets, net	$22,054	$24,217
Right-of-use assets	20,930	—
Other miscellaneous noncurrent assets	8,025	8,282
Other assets, net	$51,009	$32,499

9. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2019	March 31, 2019
Liabilities of non-qualified retirement plan	$15,263	$14,970
Short-term lease liabilities	8,443	—
PDP performance plan liability	19,500	—
Other miscellaneous accrued expenses	27,723	25,946
Other accrued expenses	$70,929	$40,916

10. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	June 30, 2019	March 31, 2019
Leasehold improvements	$22,380	$20,097
Data processing equipment	37,798	37,678
Office furniture and other equipment	8,476	7,077
	68,654	64,852
Less accumulated depreciation and amortization	44,047	38,809
	$24,607	$26,043

Depreciation expense on property and equipment was $5.3 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense for the three months ended June 30, 2019 included

$1.9 million of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

11. GOODWILL AND INTANGIBLE ASSETS:

Goodwill for the three months ended June 30, 2019 (dollars in thousands) was as follows:

Total
Balance at March 31, 2019	$204,656
Acquisition of Faktor	3,110
Change in foreign currency translation adjustment	12
Balance at June 30, 2019	$207,778

Goodwill by geography as of June 30, 2019 was:

Total
U.S.	$204,586
APAC	3,192
Balance at June 30, 2019	$207,778

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from two years to six years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	June 30, 2019	March 31, 2019
Developed technology, gross (Software)	$55,500	$54,000
Accumulated amortization	(50,385)	(49,625)
Net developed technology	$5,115	$4,375

Customer relationship/Trade name, gross (Other assets, net)	$36,000	$35,800
Accumulated amortization	(27,499)	(26,128)
Net customer/trade name	$8,501	$9,672

Publisher relationship, gross (Other assets, net)	$23,800	$23,800
Accumulated amortization	(10,247)	(9,255)
Net publisher relationship	$13,553	$14,545

Total intangible assets, gross	$115,300	$113,600
Total accumulated amortization	(88,131)	(85,008)
Total intangible assets, net	$27,169	$28,592

Total amortization expense related to intangible assets for the three months ended June 30, 2019 and 2018 was $3.1 million and $6.1 million, respectively.  The following table presents the estimated future amortization expenses related to purchased intangible assets. The amount for 2020 represents the remaining nine months ending March 31, 2020. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal Year:
2020	$9,369
2021	8,650
2022	5,717
2023	3,433
$27,169

12. SOFTWARE:

Software is summarized as follows (dollars in thousands):

	June 30, 2019	March 31, 2019
Internally developed computer software	$51,525	$51,525
Acquired developed technology	55,500	54,000
	107,025	105,525
Less accumulated amortization	99,925	98,664
	$7,100	$6,861

Amortization expense related to internally developed computer software was $1.2 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively, including $0.8 million and $3.6 million, respectively, related to acquired developed technology as part of recent acquisitions.

13. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $3.4 million at June 30, 2019 and $3.0 million at March 31, 2019.

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the three months ended June 30, 2019 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2019	$4,595	$5,688	$10,283
Restructuring charges and adjustments	1,879	(79)	1,800
Payments	(471)	(156)	(627)
June 30, 2019	$6,003	$5,453	$11,456

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheets.

Restructuring Plans

In the three months ended June 30, 2019, the Company recorded a total of $1.8 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The current year expense included adjustments to fiscal 2019 restructuring plans for associates in the United States of $1.9 million, and lease accruals and adjustments of $(0.1) million.

In fiscal 2019, the Company recorded a total of $7.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The fiscal year 2019 expense included restructuring plans primarily for associates in the United States and Asia-Pacific of $6.1 million, lease accruals and adjustments of $0.8 million, and leasehold improvement write-offs of $0.8 million. Of the total fiscal 2019 plans associate-related accruals, $5.7 million remained accrued at March 31, 2019. The associate-related costs are expected to be paid out in fiscal 2020.

In fiscal 2018, the Company recorded a total of $2.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges of $0.2 million, and lease accruals and adjustments of $2.5 million. The associate-related accruals of $0.2 million were paid out in fiscal 2019. The lease accruals and adjustments of $2.5 million result from the Company's exit from certain leased office facilities.

In fiscal 2017, the Company recorded a total of $3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included lease accruals and adjustments of $3.0 million resulting from the Company's exit from certain leased office facilities ($1.5 million) and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million).

In fiscal 2015, the Company recorded a total of $9.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.3 million remained accrued as of June 30, 2019. These amounts are expected to be paid out in fiscal 2021.

With respect to fiscal 2015, 2017, 2018, 2019, and 2020 lease accruals and adjustments described above, the Company intends to continue subleasing the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Of the total amount accrued, $5.5 million remained accrued as of June 30, 2019. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended
	June 30,
	2019	2018
Restructuring plan charges and adjustments	$1,800	$—
Other	476	1
	$2,276	$1

15.  COMMITMENTS AND CONTINGENCIES:

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

16. INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date pretax income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by the valuation allowance, with a lesser impact attributable to federal research tax credits and the benefit of certain state tax losses, offset by income tax expenses in profitable foreign jurisdictions. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. As of June 30, 2019, the Company continues to maintain a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents, trade receivables, unbilled and notes receivable, and trade payables - The carrying amount approximates fair value because of the short maturity of these instruments.

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

The following table presents the balances of assets measured at fair value as of June 30, 2019 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$15,263	$—	$—	$15,263
Total assets	$15,263	$—	$—	$15,263

18.  SUBSEQUENT EVENT

On July 2, 2019, the Company closed its merger agreement with Data Plus Math Corporation, a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes, for approximately $117 million in cash. The aggregate value of merger consideration with respect to assumed options and the shares of common stock of the Company, subject to holdback agreements with certain key employees, is expected to equal approximately $33 million and be reported as non-cash stock compensation over the applicable vesting periods. The initial accounting for this acquisition is incomplete due to the timing of the acquisition, including the disclosure of the major classes of assets acquired and liabilities assumed and supplemental pro forma disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

LiveRamp is a global technology company with a vision of becoming the trusted platform that makes all customer data accessible and meaningful. We provide an enterprise customer management platform that helps organizations better leverage customer data to deliver innovative products and meaningful experiences. Powered by its core capabilities in data accessibility, identity, connectivity and data stewardship. LiveRamp makes it safe and easy to connect the world's data, people and applications.

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

Operating Segment

The Company operates as one operating segment. An operating segment is defined as a component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker. Our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.

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
The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise customer management platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the 600 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

• Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally-identifiable or "PII"), and replaces them with anonymized IDs called IdentityLinks, a true people-based identifier. IdentityLinks can then be distributed through direct integrations to the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

• Identity Resolution. We provide enterprise-level identity resolution with accuracy, reach, privacy, flexibility and scale. Our identity resolution capabilities are built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy while still being privacy compliant. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph associates anonymous device IDs, cookie IDs and other online customer IDs from premium publishers, platforms or data providers, around an IdentityLink. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user in anonymous spaces.

• Data Networks. We enable the search, discovery and distribution of data, with access to trusted industry leading third-party data globally. The LiveRamp platform allows users to organize, group and access customer data, connected via IdentityLink, to benefit from better campaign targeting and audience intelligence. Our platform also provides the tools for data providers to manage the organization, access, and operation of their data and services available across platforms, publishers, agencies, brands, and data companies. Providers and buyers can also choose to leverage our neutral data marketplace (see below for discussion on Data Store), featuring 180 providers across all verticals and data types.

• Measurement & Analytics. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with IdentityLinks. Customers then can use that aggregated view of each consumer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

• Analytics Environments. We also help enable in-house data science analytics, providing an end-to-end customized measurement solution designed for marketers looking to create an omnichannel view of their customer journey. Leveraging our identity graph, we help organizations control and aggregate all their customer data to interrogate, explore, analyze and report within our data science environment, that powers the deep functionality of a data lake.

• Consent Management. Our Consent Management Platform ("CMP") empowers consumers to maintain their privacy while facilitating business for brands and publishers. Our CMP informs website visitors about the data being collected on them and how it will be used. We provide the tools to give consumers control and choice over their personal data, publishers the solutions to operate sustainable business models, and brands the ability to advertise more relevantly and effectively.

Consumer privacy and data protection, what we call Data Ethics, are at the center of how we design our products and services. Accordingly, the LiveRamp platform operates with technical, operational, and personnel controls designed to keep our customers’ data private and secure.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 690 direct customers world-wide, including approximately 20% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

• Brands and Agencies. We work with over 300 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

• Marketing Technology Providers. We provide marketing technology providers with the identity foundation required to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

• Publishers. We enable publishers of any size to offer people-based marketing on their properties. This adds value for brands by providing direct access to their customers and prospects in the publisher's premium inventory.

• Data Owners. Leveraging our vast network of integrations, we allow data owners to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to clients or made available through the LiveRamp Data Store feature. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

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

Summary Results and Notable Events

A financial summary of the quarter ended June 30, 2019 is presented below:
•Revenues were $82.5 million, a 32.1% increase from $62.5 million in the same quarter a year ago.
•Cost of revenue was $36.4 million, a 54.0% increase from $23.7 million in the same quarter a year ago.
•Gross margin decreased to 55.9% from 62.1% in the same quarter a year ago.
•Total operating expenses were $94.5 million, a 38.1% increase from $68.4 million in the same quarter a year ago.
•Cost of revenue and operating expenses for the quarters ended June 30, 2019 and 2018 include the following items:
◦Non-cash stock compensation of $18.6 million and $17.8 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $3.1 million and $6.0 million, respectively (cost of revenue)
◦Accelerated depreciation of $1.9 million in fiscal 2020 (cost of revenue and operating expenses)
◦Restructuring charges of $2.3 million in fiscal 2020 (operating expenses)
•Net loss from continuing operations was $42.5 million, a loss of $0.61 per diluted share, compared to a net loss of $27.8 million, or $0.36 per diluted share in the same quarter a year ago.
•Net cash used in operating activities was $15.4 million compared to $2.3 million in the same quarter a year ago.
•The Company repurchase 0.4 million shares of its common stock for $20.1 million under the Company's common stock repurchase program.
•On April 2, 2019, the Company acquired all of the outstanding shares of Faktor B. V. ("Faktor") for approximately $4.5 million in cash. Faktor is a global consent management platform that allows consumers to control how their data is collected, used, and transferred for usage to another party. Faktor's platform provides people with notice and choice on websites and mobile apps and allows them to opt-in or out via a visible banner of the page.
This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended June 30, 2019.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Recent Development

On July 2, 2019, the Company closed its merger agreement with Data Plus Math Corporation, a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes, for approximately $117 million in cash. The aggregate value of merger consideration with respect to assumed options and the shares of common stock of the Company, subject to holdback agreements with certain key employees, is expected to equal approximately $33 million and be reported as non-cash stock compensation over the applicable vesting periods.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2019	2018	Change
Revenues	$82,511	$62,471	32
Cost of revenue	36,426	23,654	54
Gross profit	46,085	38,817	19
Total operating expenses	94,460	68,419	38
Loss from operations	(48,375)	(29,602)	63
Net loss	$(42,140)	$(3,015)	1,298
Diluted loss per share	$(0.61)	$(0.36)	1,457

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2019	2018	Change
Subscription	$68,326	$51,329	33
Marketplace and Other	14,185	11,142	27
Total revenues	$82,511	$62,471	32

Total revenue for the quarter ended June 30, 2019 was $82.5 million, a $20.0 million or 32.1%, increase compared to the same quarter a year ago. The increase was due to Subscription growth of $17.0 million, or 33.1%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $3.0 million, or 27.3%. Marketplace and Other revenue growth was negatively impacted in the amount of $3.0 million from a revenue-sharing arrangement related to a lost customer. On a geographic basis, U.S. revenue increased $20.3 million, or 36.1%, from the same quarter a year ago. International revenue decreased $0.3 million, or 4.5%, from the same quarter a year ago. Again, both U.S and International revenue was negatively impacted by the lost customer.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2019	2018	Change
Cost of revenue	$36,426	$23,654	(1)
Gross profit	$46,085	$38,817	19
Gross margin %	55.9%	62.1%	(10)

Cost of revenue: Includes third-party direct costs including Identity Graph and cloud and hosting costs, as well as costs of IT, security and product operations functions. Finally, cost of revenue includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $36.4 million for the quarter ended June 30, 2019, a $12.8 million, or 54.0%, increase from the same quarter a year ago. Gross margins decreased to 55.9% compared to 62.1% in the same quarter of the prior year. The gross margin decrease is due primarily to increased Identity Graph data, hosting, and security costs, as well as accelerated depreciation. U.S. gross margins decreased to 57.7% in the current year from 64.5% in the prior year. International gross margins decreased to 32.4% from 40.6%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
Operating expenses	2019	2018	Change
Research and development	$23,722	$16,970	40
Sales and marketing	43,144	33,323	29
General and administrative	25,318	18,125	40
Gains, losses and other items, net	2,276	1	na
Total operating expenses	$94,460	$68,419	38

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $23.7 million for the quarter ended June 30, 2019, an increase of $6.8 million, or 39.8% compared to the same quarter a year ago, and are 28.8% of total revenues compared to 27.2% in the same quarter of the prior year. The increase is due to ongoing investment in LiveRamp products.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $43.1 million for the quarter ended June 30, 2019, an increase of $9.8 million, or 29.5%, compared to the same quarter a year ago, and are 52.3% of total revenues compared to 53.3% in the same quarter of the prior year. Current quarter expenses included $8.9 million of non-cash stock-based compensation expense compared to $9.9 million in the prior year. The remaining increase in S&M expenses is due to increased headcount to support revenue growth initiatives.
General and administrative (G&A): Represents operating expenses for all the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $25.3 million for the quarter ended June 30, 2019, an increase of $7.2 million, or 39.7% compared to the same quarter a year ago, and are 30.7% of total revenues compared to 29.0% in the same quarter of the prior year. G&A expenses included $4.5 million of non-cash stock-based compensation compared to $2.8 million in the same quarter of the prior year. The remaining increase in G&A expenses is primarily headcount related to support business growth.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $2.3 million for the quarter ended June 30, 2019 increased $2.3 million compared to the same quarter a year ago. The current quarter included $1.8 million in restructuring charges (primarily severance).

Loss from Operations and Operating Margin

Loss from operations was $48.4 million for the quarter ended June 30, 2019 compared to $29.6 million for the same quarter a year ago. Operating margin was a negative 58.6% compared to a negative 47.4%.

Other Income and Income Taxes

Other income was $5.9 million for the quarter ended June 30, 2019 compared to of $0.4 million for the same quarter a year ago. The increase is due to interest income related to invested cash proceeds from the sale of AMS.

Income tax benefit was $0.4 million on a pretax loss of $42.5 million for the quarter ended June 30, 2019 compared to income tax benefit of $1.4 million on a pretax loss of $29.2 million for the same quarter last year. Except for certain states, no income tax benefit was recorded for the current year pretax losses due to uncertainty of realization of our deferred tax assets.

Discontinued Operations

Summary results of operations of AMS are segregated and included in earnings from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations for the period presented below (dollars in thousands):

For the three months ended June 30, 2018
Revenues	$164,489
Cost of revenue	93,617
Gross profit	70,872
Operating expenses:
Research and development	7,566
Sales and marketing	21,527
General and administrative	16,594
Gains, losses and other items, net	1,284
Total operating expenses	46,971
Income from discontinued operations	23,901
Interest expense	(2,838)
Other, net	168
Earnings from discontinued operations before income taxes	21,231
Income taxes (benefit)	(3,572)
Earnings from discontinued operations, net of tax	$24,803

Capital Resources and Liquidity

The Company’s cash is primarily located in the United States.  Approximately $7.8 million of the total cash balance of $1.0 billion, or approximately 0.8%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Working capital at June 30, 2019 totaled $1.0 billion, a $79.9 million decrease when compared to $1.1 billion at March 31, 2019.

Subsequent to June 30, 2019, the Company:
•Closed its merger agreement with Data Plus Match Corporation for approximately $117 million in cash; and
•Repurchased shares under its current stock repurchase program for approximately $49 million in cash.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, we may take advantage of opportunities to generate additional liquidity through capital market transactions. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions.

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	For the three months ended
	June 30,
	2019	2018

Net cash used in operating activities	$(15,408)	$(2,280)
Net cash used in investing activities	$(9,367)	$(4,111)
Net cash used in financing activities	$(31,132)	$(52,586)
Net cash provided by discontinued operations	$—	$13,441

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

For the quarter ended June 30, 2019, net cash used in operating activities of $15.4 million resulted primarily from net loss adjusted for non-cash items of $13.6 million and an increase in cash used by operating assets and liabilities of $1.8 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $3.5 million and deferred revenue of $1.1 million, partially offset by favorable changes in other assets of $3.6 million. The increase in accounts receivable was primarily due to the growth in our subscription business and the timing of cash receipts from clients.

For the quarter ended June 30, 2018, net cash used in operating activities of $2.3 million resulted primarily from net loss adjusted for non-cash items of $2.8 million, offset by an increase in cash provided by operating assets and liabilities of $0.5 million. The net favorable change in operating assets and liabilities was primarily related to favorable changes in accounts payable and other liabilities of $4.4 million, partially offset by unfavorable changes in income taxes of $1.9 million and accounts receivable of $0.9 million. The increase in accounts payable and other liabilities was primarily due to the timing of payments to suppliers. The increase in accounts receivable was primarily due to the growth in our subscription business and the timing of cash receipts from clients.

Investing Activities - Continuing Operations

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth. Capital expenditures may vary from period-to-period due to the timing of the expansion of our operations, the addition of new headcount and new facilities. Expenditures related to our capitalized software may also vary from period-to-period based on development cycles. As development cycles shorten, we expect our capitalized costs to continue to decrease. Other periodic investing activities include cash paid in acquisitions, cash received in dispositions that are not classified as discontinued operations, and payments for investments.

For the quarter ended June 30, 2019, we used $9.4 million of cash in investing activities, consisting of $4.9 million for capital expenditures, and $4.5 million for the acquisition of Faktor.

For the quarter ended June 30, 2018, we used $4.1 million of cash in investing activities, consisting primarily of $0.9 million for capital expenditures and $2.5 million payment for an investment.

Financing Activities - Continuing Operations

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

For the quarter ended June 30, 2019, we used $31.1 million of cash in financing activities, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $20.1 million (0.4 million shares), and $12.1 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.2 million shares). These uses of cash were partially offset by proceeds of $1.1 million from the sale of common stock from our equity compensation plans (less than 0.1 million shares).

For the quarter ended June 30, 2018, we used $52.6 million of cash in financing activities, consisting primarily of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $45.8 million (1.9 million shares), $10.0 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.4 million shares). These uses of cash were partially offset by proceeds of $4.1 million from the sale of common stock from our equity compensation plans (0.2 million shares).

Discontinued operations

Net cash provided by discontinued operations was $13.4 million in the prior year.

Off-Balance Sheet Items and Commitments

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the three months ended June 30, 2019, the Company repurchased 0.4 million shares of its common stock for $20.1 million under the stock repurchase program. Through June 30, 2019, the Company had repurchased a total of 23.0 million shares of its stock for $469.2 million under the stock repurchase program, leaving remaining capacity of $530.8 million.

Contractual Commitments

The following table presents the Company’s contractual cash obligations and purchase commitments at June 30, 2019.  Operating leases primarily consist of our various office facilities, and purchase commitments primarily include contractual commitments for the purchase of data. The table does not include the future payment of liabilities related to uncertain tax positions of $20.5 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2020 represent the remaining nine months ending March 31, 2020.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$7,023	$8,699	$8,255	$2,497	$571	$—	$27,045

Future minimum payments as of June 30, 2019 related to restructuring plans as a result of of the Company's exit from certain leased office facilities are: Remainder of Fiscal 2020: $1,886; Fiscal 2021: $2,544; Fiscal 2022: $2,610; Fiscal 2023: $2,663; Fiscal 2024: $2,699; and Thereafter: $4,497.

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Purchase commitments	$13,821	$7,179	$5,201	$3,308	$96	$48	$29,653

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company’s 2019 Annual Report.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Netherlands, Australia, China, Singapore and Japan. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2019 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the 2019 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the last annual report other than as described in the Accounting Pronouncements Adopted During the Current Year section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

Forward-looking statements may include but are not limited to the following:

•management’s expectations about the macro economy;

•statements containing a projection of revenues, operating income (loss), income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

•statements of the plans and objectives of management for future operations, including, but not limited to, those statements contained under the heading “Growth Strategy” in Part I, Item 1 of the Company's 2019 Annual Report on Form 10-K;

•statements of future economic performance, including, but not limited to, those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2019 Annual Report on Form 10-K;

•statements containing any assumptions underlying or relating to any of the above statements; and

•statements containing a projection or estimate.

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's 2019 Annual Report and those described from time to time in our future reports filed with the SEC;

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

•the possibility that we will not successfully complete customer contract requirements or the service levels specified in the contracts, which may result in contract penalties or lost revenue;

•the possibility that we may experience processing errors that result in credits to customers, re-performance of services or payment of damages to customers;

•the possibility that our performance may decline and we may lose advertisers and revenue if the use of "third-party cookies" or other tracking technology is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users' devices, or our or our clients' ability to use data on our platform is otherwise restricted;

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

In light of these risks, uncertainties and assumptions, the Company cautions readers not to place undue reliance on any forward-looking statements. Forward-looking statements and such risks, uncertainties and assumptions speak only as of the date of the Quarterly Report on Form 10-Q, and the Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements contained herein, to reflect any change in our expectations with regard thereto, or any other change based on the occurrence of future events, the receipt of new information or otherwise, except to the extent otherwise required by law.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2019, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019 (the "2019 Form 10-K"), which was filed with the Securities and Exchange Commission on May 29, 2019, remain current in all material respects. The risk factors in our 2019 Form 10-K do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
April 2019	—	—	—	$550,945,824
May 2019	—	—	—	550,945,824
June 2019	412,000	48.78	412,000	530,847,257
Total	412,000	48.78	412,000	N/A

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. Through June 30, 2019, the Company had repurchased a total of 23.0 million shares of its stock for $469.2 million, leaving remaining capacity of $530.8 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1	Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2019, and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Equity for the Three Months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveRamp Holdings, Inc.

Dated: August 5, 2019

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)