Form 10-Q
period 2019-09-30
LiveRamp Holdings, Inc.
filed 2019-11-06
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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

Yes  ☐               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of November 1, 2019 was 67,695,513.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
September 30, 2019

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$777,443	$1,061,473
Restricted cash	14,815	—
Trade accounts receivable, net	88,150	78,563
Refundable income taxes	15,676	7,890
Other current assets	51,055	44,150
Total current assets	947,139	1,192,076

Property and equipment, net of accumulated depreciation and amortization	21,162	26,043
Software, net of accumulated amortization	27,413	6,861
Goodwill	297,477	204,656
Deferred income taxes	35	35
Deferred commissions, net	11,347	10,741
Other assets, net	58,657	32,499
	$1,363,230	$1,472,911
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$31,721	$31,203
Accrued payroll and related expenses	16,716	18,715
Other accrued expenses	55,724	40,916
Acquisition escrow payable	14,815	—
Deferred revenue	4,447	4,284
Total current liabilities	123,423	95,118

Deferred income taxes	1,500	39
Other liabilities	51,949	46,922
Commitments and contingencies
Stockholders' equity:
Common stock	14,310	14,187
Additional paid-in capital	1,460,120	1,406,813
Retained earnings	1,587,263	1,669,605
Accumulated other comprehensive income	6,619	7,801
Treasury stock, at cost	(1,881,954)	(1,767,574)
Total equity	1,186,358	1,330,832
	$1,363,230	$1,472,911

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	September 30,
	2019	2018
Revenues	$90,143	$64,812
Cost of revenue	41,460	24,466
Gross profit	48,683	40,346
Operating expenses:
Research and development	26,445	16,940
Sales and marketing	45,204	35,940
General and administrative	27,262	25,176
Gains, losses and other items, net	45	489
Total operating expenses	98,956	78,545
Loss from operations	(50,273)	(38,199)
Total other income (expense)	4,780	(281)
Loss from continuing operations before income taxes	(45,493)	(38,480)
Income taxes (benefit)	(5,291)	2,700
Net loss from continuing operations	(40,202)	(41,180)
Earnings from discontinued operations, net of tax	—	61,803
Net earnings (loss)	$(40,202)	$20,623

Basic earnings (loss) per share:
Continuing operations	$(0.59)	$(0.53)
Discontinued operations	—	0.80
Net earnings (loss)	$(0.59)	$0.27

Diluted earnings (loss) per share:
Continuing operations	$(0.59)	$(0.53)
Discontinued operations	—	0.80
Net earnings (loss)	$(0.59)	$0.27

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the six months ended
	September 30,
	2019	2018
Revenues	$172,654	$127,283
Cost of revenue	77,886	48,120
Gross profit	94,768	79,163
Operating expenses:
Research and development	50,167	33,910
Sales and marketing	88,348	69,263
General and administrative	52,580	43,301
Gains, losses and other items, net	2,321	490
Total operating expenses	193,416	146,964
Loss from operations	(98,648)	(67,801)
Total other income	10,662	75
Loss from continuing operations before income taxes	(87,986)	(67,726)
Income taxes (benefit)	(5,644)	1,272
Net loss from continuing operations	(82,342)	(68,998)
Earnings from discontinued operations, net of tax	—	86,606
Net earnings (loss)	$(82,342)	$17,608

Basic earnings (loss) per share:
Continuing operations	$(1.21)	$(0.89)
Discontinued operations	—	1.12
Net earnings (loss)	$(1.21)	$0.23

Diluted earnings (loss) per share:
Continuing operations	$(1.21)	$(0.89)
Discontinued operations	—	1.12
Net earnings (loss)	$(1.21)	$0.23

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings (loss)	$(40,202)	$20,623	$(82,342)	$17,608
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(715)	1,293	(1,182)	(575)
Comprehensive income (loss)	$(40,917)	$21,916	$(83,524)	$17,033

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2019	141,865,888	$14,187	$1,406,813	$1,669,605	$7,801	(73,167,892)	$(1,767,574)	$1,330,832
Employee stock awards, benefit plans and other issuances	46,681	4	1,056	—	—	(221,195)	(12,093)	(11,033)
Non-cash stock-based compensation	51,362	5	15,059	—	—	—	—	15,064
Restricted stock units vested	487,632	49	(49)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(412,200)	(20,099)	(20,099)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(467)	—	—	(467)
Net loss	—	—	—	(42,140)	—	—	—	(42,140)
Balances at June 30, 2019	142,451,563	$14,245	$1,422,879	$1,627,465	$7,334	(73,801,287)	$(1,799,766)	$1,272,157
Employee stock awards, benefit plans and other issuances	72,505	8	1,026	—	—	(34,274)	(1,814)	(780)
Non-cash stock-based compensation	6,833	1	16,267	—	—	—	—	16,268
Restricted stock units vested	146,521	14	(14)	—	—	—	—	—
Liability-classified restricted stock units vested	418,850	42	17,662	—	—	—	—	17,704
Acquisition-related replacement stock options	—	—	2,300	—	—	—	—	2,300
Acquisition of treasury stock	—	—	—	—	—	(1,722,730)	(80,374)	(80,374)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(715)	—	—	(715)
Net loss	—	—	—	(40,202)	—	—	—	(40,202)
Balances at September 30, 2019	143,096,272	$14,310	$1,460,120	$1,587,263	$6,619	(75,558,291)	$(1,881,954)	$1,186,358

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	12,727	—	—	—	12,727
Employee stock awards, benefit plans and other issuances	233,784	23	4,093	—	—	(391,898)	(10,044)	(5,928)
Non-cash stock-based compensation	149,416	15	16,796	—	—	—	—	16,811
Restricted stock units vested	1,259,681	126	(126)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,853,071)	(45,766)	(45,766)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,868)	—	—	(1,868)
Net loss	—	—	—	(3,015)	—	—	—	(3,015)
Balances at June 30, 2018	137,722,557	$13,773	$1,256,442	$638,043	$8,899	(60,549,886)	$(1,195,101)	$722,056
Employee stock awards, benefit plans and other issuances	205,553	21	3,984	—	—	(104,157)	(4,580)	(575)
Non-cash stock-based compensation	91,168	9	17,272	—	—	—	—	17,281
Restricted stock units vested	336,870	33	(33)	—	—	—	—	—
Warrant exercises	—	—	(51)	—	—	3,488	51	—
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Comprehensive income:
Foreign currency translation	—	—	—	—	1,293	—	—	1,293
Net earnings	—	—	—	20,623	—	—	—	20,623
Balances at September 30, 2018	138,356,148	$13,836	$1,277,614	$658,666	$10,192	(60,650,555)	$(1,199,630)	$760,678

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(82,342)	$17,608
Earnings from discontinued operations	—	(86,606)
Non-cash operating activities:
Depreciation and amortization	19,854	16,540
Loss (gain) on disposal or impairment of assets	(140)	475
Provision for doubtful accounts	2,430	631
Deferred income taxes	(5,083)	12,444
Non-cash stock compensation expense	41,984	35,465
Changes in operating assets and liabilities:
Accounts receivable	(11,258)	(2,649)
Deferred commissions	(606)	(2,047)
Other assets	(3,897)	1,264
Accounts payable and other liabilities	2,821	(4,604)
Income taxes	(7,789)	(16,416)
Deferred revenue	(133)	(1,515)
Net cash used in operating activities	(44,159)	(29,410)
Cash flows from investing activities:
Capitalized software	—	(1,322)
Capital expenditures	(7,529)	(2,035)
Proceeds from sale of assets	517	—
Cash paid in acquisition, net of cash received	(105,365)	—
Payments for investments	—	(2,500)
Net cash used in investing activities	(112,377)	(5,857)
Cash flows from financing activities:
Payments of debt	—	(3,293)
Fees from debt refinancing	—	(300)
Proceeds related to the issuance of common stock under stock and employee benefit plans	2,092	8,121
Shares repurchased for tax withholdings upon vesting of stock-based awards	(13,907)	(14,624)
Acquisition of treasury stock	(100,473)	(45,766)
Net cash used in financing activities	$(112,288)	$(55,862)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2019	2018
Cash flows from discontinued operations:
From operating activities	$—	$54,316
From investing activities	—	(14,502)
Effect of exchange rate changes on cash	—	(172)
Net cash provided by discontinued operations	—	39,642
Effect of exchange rate changes on cash	(391)	(1,484)

Net change in cash, cash equivalents and restricted cash	(269,215)	(52,971)
Cash, cash equivalents and restricted cash at beginning of period	1,061,473	140,018
Cash, cash equivalents and restricted cash at end of period	$792,258	$87,047

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$6,152	$115

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("Registrant", "LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Registrant’s management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2019 (“2019 Annual Report”), as filed with the SEC on May 28, 2019.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2019 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2020.

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

CCAs, such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. ASU 2018-15 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this new standard on our condensed consolidated financial statements and does not expect the adoption will have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)" ("ASU 2016-13"). ASU 2016-13 introduces new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and other financial instruments by using all practical and relevant information. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this new standard on our condensed consolidated financial statements and does not expect the adoption will have a material impact on our condensed consolidated financial statements.

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

As of September 30, 2019, right-of-use assets included in other assets, net were $19.2 million, short-term lease liabilities included in other accrued expenses were $8.4 million, and long-term lease liabilities included in other liabilities were $14.2 million.

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2024. Operating lease costs were $4.6 million for the six months ended September 30, 2019.

Future minimum payments under all operating leases (including operating leases with a duration of less than 12 months) as of September 30, 2019 are as follows (dollars in thousands):

Year	Amount
Fiscal 2020	$4,933
Fiscal 2021	8,915
Fiscal 2022	8,253
Fiscal 2023	2,496
Fiscal 2024	587
Total undiscounted lease commitments	25,184
Less: Interest	2,576
Total discounted operating lease liabilities	$22,608

Future minimum payments as of September 30, 2019 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 14) are: Fiscal 2020: $1,263; Fiscal 2021: $2,560; Fiscal 2022: $2,610; Fiscal 2023: $2,663; Fiscal 2024: $2,699; and Thereafter: $4,497.

Supplemental information related to operating leases is as follows (dollars in thousands):

Six Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$4,270
Weighted average remaining lease term	3.7 years
Weighted average discount rate	5.0%

As previously disclosed in our Fiscal 2019 Annual Report on Form 10-K and under the previous lease accounting standard, the future minimum payments under all operating leases as of March 31, 2019 was as follows (dollars in thousands):

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$12,057	11,253	10,865	5,160	3,270	4,497	$47,102

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the six months ended
	September 30,
Primary Geographical Markets	2019	2018
United States	$160,448	$116,186
Europe	9,739	8,710
APAC	2,467	2,387
	$172,654	$127,283

Major Offerings/Services
Subscription	$140,293	$106,177
Marketplace and Other	32,361	21,106
	$172,654	$127,283

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $339.0 million as of September 30, 2019. Additionally, the amount to be recognized over the next twelve months was $190.3 million. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2024.

4. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic earnings (loss) per share:
Net loss from continuing operations	$(40,202)	$(41,180)	$(82,342)	$(68,998)
Earnings from discontinued operations, net of tax	—	61,803	—	86,606
Net earnings (loss)	$(40,202)	$20,623	$(82,342)	$17,608

Basic weighted-average shares outstanding	67,684	77,448	68,295	77,192

Continuing operations	$(0.59)	$(0.53)	$(1.21)	$(0.89)
Discontinued operations	—	0.80	—	1.12
Basic earnings (loss) per share	$(0.59)	$0.27	$(1.21)	$0.23

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	67,684	77,448	68,295	77,192
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	—	—	—
Diluted weighted-average shares outstanding	67,684	77,448	68,295	77,192

Continuing operations	$(0.59)	$(0.53)	$(1.21)	$(0.89)
Discontinued operations	—	0.80	—	1.12
Diluted earnings (loss) per share	$(0.59)	$0.27	$(1.21)	$0.23

Due to the net loss from continuing operations during the three and six months ended September 30, 2019 and 2018, the dilutive effect of options and restricted stock units was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive. These anti-dilutive units are shown below (shares in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Number of shares outstanding under options, warrants and restricted stock units plans	2,391	4,773	2,586	3,554

Restricted stock units and warrants that were outstanding during the periods presented but were not included in the computation of diluted loss per share because the effect was anti-dilutive are shown below (shares in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Number of shares outstanding under warrants and restricted stock units plans	945	29	669	69

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the six months ended September 30, 2019, the Company repurchased 2.1 million shares of its common stock for $100.5 million under the stock repurchase program.  Through September 30, 2019, the Company had repurchased a total of 24.7 million shares of its stock for $549.5 million under the stock repurchase program, leaving remaining capacity of $450.5 million.

Accumulated other comprehensive income balances of $6.6 million and $7.8 million at September 30, 2019 and March 31, 2019, respectively, reflect accumulated foreign currency translation adjustments.

5. ACQUISITIONS:

Data Plus Math

On July 2, 2019, the Company closed its merger with Data Plus Math Corporation ("DPM"), a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes. The Company has included the financial results of DPM in the condensed consolidated financial statements from the acquisition date. The acquisition date fair value of the consideration transferred for DPM was approximately $118.0 million, which consisted of the following (dollars in thousands):

Cash, net of $0.4 million cash acquired	$100,886
Restricted cash held in escrow	14,815
Fair value of replacement stock options considered a component of purchase price	2,300
Total fair value of consideration transferred	$118,001

On the acquisition date, the Company delivered $14.8 million of cash to an escrow agent according to the terms of the purchase agreement. The principal escrow amount is owned by the Company until funds are delivered to the DPM sellers six months from the acquisition date. All interest and earnings on the principal escrow amount remain the property of the Company.

The total fair value of the replacement stock options issued was $7.4 million of which $2.3 million was allocated to the purchase consideration and $5.1 million was allocated to future services and will be expensed over the future requisite service periods (see Note 7).

In connection with the DPM acquisition, the Company agreed to pay $24.7 million to certain key employees (see "Consideration Holdback" in Note 7). The consideration holdback is payable in 3 equal, annual increments, based on the anniversary dates of the acquisition, and is payable in shares of Company common stock. The number of shares to be issued annually will vary depending on the market price of the shares on the date of issuance. The consideration holdback is not part of the purchase price, as vesting is dependent on continued employment of the key employees. It will be recorded as non-cash stock-based compensation expense over the three-year earning period.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

July 2, 2019
Assets acquired:
Cash	$438
Trade accounts receivable	957
Goodwill	89,942
Intangible assets (Other assets)	35,000
Other current and noncurrent assets	1,186
Total assets acquired	127,523
Deferred income taxes	(6,357)
Accounts payable and accrued expenses	(2,727)
Net assets acquired	118,439
Less:
Cash acquired	(438)
Net purchase price allocated	118,001
Less:
Fair value of replacement stock options considered a component of purchase price	(2,300)
Net cash paid in acquisition	$115,701

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill balance is not deductible for U.S. income tax purposes. The Company initially recognized the assets and liabilities acquired based on its preliminary estimates of their fair values as of the acquisition date. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is not longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of the estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of September 30, 2019, the Company has not completed its fair value analysis and calculation in sufficient detail necessary to arrive at the final estimate of the fair value. The fair values currently assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on the information that was available as of the date of the acquisition. The Company expects to finalize the valuation as soon as practical.

The amounts allocated to intangible assets in the table above included developed technology, data supply relationships, customer relationships, and trademarks. Intangible assets will be amortized on a straight-line basis over the estimated useful lives. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

		Useful life
	Fair value	(in years)
Developed technology	$23,000	4
Data supply relationships	7,000	4
Customer relationships	4,000	4
Trademarks	1,000	2
Total intangible assets	$35,000

The Company has omitted disclosures of revenue and net loss of the acquired company from the acquisition date to September 30, 2019 as the amounts are not material.

The pro forma financial information in the table below summarizes the combined results of operations for LiveRamp and DPM for the purposes of pro forma financial information disclosures as if the companies were combined as of the beginning of fiscal 2019. The pro forma financial information for all periods presented included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2019. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2019.

The pro forma financial information for the three months ended September 30, 2018 combined the historical results of LiveRamp for the three months ended September 30, 2018 and the historical results of DPM for the three months ended June 30, 2018 (adjusted due to differences in reporting periods) and the effects of the pro forma adjustments listed above. The pro forma financial information for the three months and six months ended September 30, 2019 and 2018, respectively, combined the historical results of LiveRamp for the three and six months ended September 30, 2019 and 2018, and the historical results of DPM for the three months ended March 31, 2019 and the six months ended June 30, 2018 (adjusted due to differences in reporting periods) and the effects of the pro forma adjustments listed above. The pro forma financial information was as follows (dollars in thousands, except per share data):

	For the three months ended	For the six months ended
	September 30,	September 30,
	2018	2019	2018
Revenues	$65,201	$173,583	$127,792
Net earnings (loss)	$14,168	$(88,217)	$5,365
Basic earnings (loss) per share	$0.18	$(1.29)	$0.07
Diluted earnings (loss) per share	$0.18	$(1.29)	$0.07

Faktor

On April 2, 2019, the Company acquired all of the outstanding shares of Faktor B. V. ("Faktor"). Faktor is a global consent management platform that allows consumers to control how their data is collected, used, and transferred for usage to another party. Faktor's platform provides individuals with notice and choice on websites and mobile apps and allows them to opt-in or opt-out via a visible banner of the page. The Company paid approximately $4.5 million in cash for the acquired shares. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for the acquisition are included in the Company's condensed consolidated results beginning April 2, 2019.

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

Results of operations of AMS for the three and six months ended September 30, 2018 are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	For the three months ended	For the six months ended
	September 30, 2018
Revenues	$167,696	$332,185
Cost of revenue	95,218	188,835
Gross profit	72,478	143,350
Operating expenses:
Research and development	7,352	14,918
Sales and marketing	21,106	42,633
General and administrative	27,789	44,383
Gains, losses and other items, net	1,369	2,653
Total operating expenses	57,616	104,587
Income from discontinued operations	14,862	38,763
Interest expense	(2,864)	(5,702)
Other, net	(145)	23
Earnings from discontinued operations before income taxes	11,853	33,084
Income taxes (benefit)	(49,950)	(53,522)
Earnings from discontinued operations, net of tax	$61,803	$86,606

Substantially all interest expense was allocated to discontinued operations.

The Company entered into certain agreements with AMS in which services will be provided from the Company to AMS, and from AMS to the Company. The terms of these agreements are primarily 60 months from the date of sale.

Cash inflows and outflows related to the agreements are included in cash flows from operating activities in the condensed consolidated statements of cash flows. Revenues and expenses related to the agreements are included in loss from operations in the condensed consolidated statement of operations. The related cash inflows and outflows and revenues and costs for the six months ended September 30, 2019 was (dollars in thousands):

For the six months ended September 30, 2019
Cash inflows	$24,879
Cash outflows	$5,830

Revenues	$25,277
Costs	$4,089

The revenues amount includes approximately $10.2 million of revenue from AMS's resale of LiveRamp services to its customers. These amounts were also reported in the prior year as revenues in the condensed consolidated statement of operations.

7. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2019, there were a total of 10.4 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the six months ended September 30, 2019, by award type, was (dollars in millions):

	For the six months ended
	September 30,
	2019	2018
Stock options	$1.8	$1.7
Restricted stock units	25.4	17.5
Arbor acquisition consideration holdback	2.6	7.7
DPM acquisition consideration holdback	2.1	—
PDP assumed performance plan	9.5	7.9
Other non-employee stock-based compensation	0.6	0.7
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	42.0	35.5
Less expense related to liability-based equity awards	(10.7)	(7.1)
Stock-based compensation of discontinued operations	—	5.7
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$31.3	$34.1

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in millions):

	For the six months ended
	September 30,
	2019	2018
Cost of revenue	$1.8	$1.5
Research and development	10.0	7.9
Sales and marketing	18.7	19.8
General and administrative	11.5	6.3
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$42.0	$35.5

The following table provides the expected future expense for all of the Company's outstanding equity awards at September 30, 2019, by award type. The amount for 2020 represents the remaining six months ending March 31, 2020. All other periods represent fiscal years ending March 31 (dollars in millions).

	During the year ended:
	2020	2021	2022	2023	2024	Total
Stock options	$1.9	$2.4	$1.2	$0.3	$—	$5.8
Restricted stock units	28.4	47.2	36.5	22.2	3.0	137.3
DPM acquisition consideration holdback	4.1	8.3	8.2	2.1	—	22.7
PDP assumed performance plan	7.6	15.1	15.1	—	—	37.8
	$42.0	$73.0	$61.0	$24.6	$3.0	$203.6

Stock Option Activity

In connection with the acquisition of DPM, the Company replaced all outstanding stock options held by DPM associates immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options. In total, the Company issued 162,481 replacement options at a weighted-average exercise price of $1.64 per share. The acquisition-date fair value of the replacement stock options was $7.4 million and was determined using a binomial lattice model with the following assumptions: dividend yield of 0.0% since LiveRamp is currently not paying dividends and there are no plans to pay dividends; risk-free interest rates from 1.86% to 1.96%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; remaining terms of each option from 7.33 years to 9.55 years; expected volatility of 45.00% considering the implied volatility of publicly traded LiveRamp options and historical volatility of LiveRamp stock.

Of the total replacement options issued, 48,619 were fully vested and required no post-combination employee service. The remaining replacement options had components of both pre-combination and post-combination service requirements. As a result, $2.3 million of the acquisition-date fair value of the replacement options was calculated and identified as consideration transferred in the DPM acquisition. The remaining $5.1 million acquisition-date fair value is considered future compensation costs and will be recognized as stock-based compensation cost over the remaining service period.
Stock option activity for the six months ended September 30, 2019 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2019	1,374,430	$14.81
DPM replacement stock options issued	162,481	$1.64
Exercised	(77,209)	$3.55		$3,343
Forfeited or canceled	(4,354)	$5.39
Outstanding at September 30, 2019	1,455,348	$13.97	4.3	$42,197
Exercisable at September 30, 2019	1,301,861	$15.41	3.9	$35,877

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on September 30, 2019.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of September 30, 2019 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	304,410	6.2 years	$1.61	150,923	$1.51
$10.00	—	$19.99	709,672	3.1 years	$14.69	709,672	$14.69
$20.00	—	$24.99	441,266	4.9 years	$21.32	441,266	$21.32
			1,455,348	4.3 years	$13.97	1,301,861	$15.41

Performance Stock Option Unit Activity

Performance stock option unit activity for the six months ended September 30, 2019 was:

Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2019	130,154	$21.44
Forfeited or canceled	(130,154)	$21.44
Outstanding at September 30, 2019	—	$—		$—
Exercisable at September 30, 2019	—	$—	—	$—

The performance stock option units outstanding at March 31, 2019 reached maturity of the relevant performance period at March 31, 2019.  The units attained a 0% attainment level, resulting in cancellation of the units in the current fiscal year.

Restricted Stock Unit Activity

During the six months ended September 30, 2019, the Company granted time-vesting restricted stock units covering 1,273,119 shares of common stock and having a fair value at the date of grant of $67.5 million. All of the restricted stock units granted in the current period vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the restricted stock units granted in the current fiscal year were units related to the DPM acquisition. Following the closing of the DPM acquisition, the Company granted new awards of restricted stock units covering 155,346 shares of common stock to select employees to induce them to accept employment with the Company (the "DPM inducement awards"). The DPM inducement awards had a grant date fair value of $7.3 million.

Time-vesting restricted stock unit activity for the six months ended September 30, 2019 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2019	3,054,750	$30.91	2.47
Granted	1,273,119	$53.06
Vested	(237,220)	$24.61
Forfeited or canceled	(220,733)	$36.19
Outstanding at September 30, 2019	3,869,916	$38.28	2.55

The total fair value of time-vesting restricted stock units vested for the six months ended September 30, 2019 was $12.0 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

During the six months ended September 30, 2019, the Company granted performance-based restricted stock units covering 202,818 shares of common stock having a fair value at the date of grant of $12.3 million. The grants were made under two separate performance plans. Under the first performance plan, units covering 60,844 shares of common stock were granted having a fair value at the date of grant of $4.4 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 60,844 units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2019 to March 31, 2022. Under the second performance plan, units covering 141,974 shares of common stock were granted having a fair value at the date of grant of $7.9 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee of the board of directors. The units may vest in three equal annual increments in a number of shares from 0% to 200% of the award, based on the attainment of year-over-year revenue growth targets for each annual period from April 1, 2019 to March 31, 2022.

Non-vested performance-based restricted stock unit activity for the six months ended September 30, 2019 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2019	394,188	$43.88	3.23
Granted	202,818	$60.65
Forfeited or canceled	(46,236)	$34.61
Outstanding at September 30, 2019	550,770	$50.83	2.73

Consideration Holdback

As part of the Company's acquisition of DPM in the current fiscal year, $24.7 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). The Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date. Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through September 30, 2019, the Company has recognized a total of $2.1 million related to the DPM consideration holdback. At September 30, 2019, the recognized, but unpaid, balance related to the DPM consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $2.1 million.

As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”). The Holdback Agreement specifies the payment of the consideration in monthly installments using LiveRamp shares over a thirty month period, ending in the quarter ended June 30, 2019. As of June 30, 2019, the Company had met its full obligation for the consideration holdback due to the Arbor key employees. Through September 30, 2019, the Company had recognized a total of $38.3 million expense related to the Holdback Agreements.

PDP Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During the current fiscal year, the year-one performance payout under the plan was finalized resulting in a $19.7 million payout to the plan participants. On the settlement date, a total of 465,389 shares of Company common stock was delivered to the PDP PSU plan participants to settle the year-one performance payout obligation, of which 418,850 shares represented the liability-classified portion of the award.

Through September 30, 2019, the Company has recognized a total of $27.2 million related to the PDP PSU plan. At September 30, 2019, the recognized, but unpaid, balance related to the PDP PSU plan in other accrued expenses in the condensed consolidated balance sheet was $6.8 million.

8. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2019	March 31, 2019
Prepaid expenses and other	$17,318	$9,058
Post-closing receivable from IPG	17,625	17,625
Interest receivable	1,366	2,497
Assets of non-qualified retirement plan	14,746	14,970
Other current assets	$51,055	$44,150

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2019	March 31, 2019
Acquired intangible assets, net	$30,873	$24,217
Right of use asset	19,158	—
Other miscellaneous noncurrent assets	8,626	8,282
Other assets, net	$58,657	$32,499

9. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2019	March 31, 2019
Liabilities of non-qualified retirement plan	$14,746	$14,970
Short-term lease liabilities	8,443	—
PDP performance plan liability (see Note 7)	6,799	—
DPM consideration holdback (see Note 7)	2,060	—
Other miscellaneous accrued expenses	23,676	25,946
Other accrued expenses	$55,724	$40,916

10. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2019	March 31, 2019
Leasehold improvements	$23,981	$20,097
Data processing equipment	31,785	37,678
Office furniture and other equipment	8,674	7,077
	64,440	64,852
Less accumulated depreciation and amortization	43,278	38,809
	$21,162	$26,043

Depreciation expense on property and equipment was $10.4 million and $5.8 million for the six months ended September 30, 2019 and 2018, respectively. Depreciation expense for the six months ended September 30, 2019 included $3.6 million of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

11. GOODWILL AND INTANGIBLE ASSETS:

Goodwill for the six months ended September 30, 2019 (dollars in thousands) was as follows:

Total
Balance at March 31, 2019	$204,656
Acquisition of Faktor	3,110
Acquisition of DPM	89,942
Change in foreign currency translation adjustment	(231)
Balance at September 30, 2019	$297,477

Goodwill by geography as of September 30, 2019 was:

Total
U.S.	$294,404
APAC	3,073
Balance at September 30, 2019	$297,477

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from two years to six years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	September 30, 2019	March 31, 2019
Developed technology, gross (Software)	$78,500	$54,000
Accumulated amortization	(52,633)	(49,625)
Net developed technology	$25,867	$4,375

Customer relationship/Trade name, gross (Other assets, net)	$41,000	$35,800
Accumulated amortization	(29,251)	(26,128)
Net customer/trade name	$11,749	$9,672

Publisher relationship, gross (Other assets, net)	$30,800	$23,800
Accumulated amortization	(11,676)	(9,255)
Net publisher relationship	$19,124	$14,545

Total intangible assets, gross	$150,300	$113,600
Total accumulated amortization	(93,560)	(85,008)
Total intangible assets, net	$56,740	$28,592

Total amortization expense related to intangible assets for the six months ended September 30, 2019 and 2018 was $8.5 million and $9.6 million, respectively.  The following table presents the estimated future amortization expenses related to purchased intangible assets. The amount for 2020 represents the remaining six months ending March 31, 2020. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal Year:
2020	$10,690
2021	17,650
2022	14,342
2023	11,933
2024	2,125
$56,740

12. SOFTWARE:

Software is summarized as follows (dollars in thousands):

	September 30, 2019	March 31, 2019
Internally developed computer software	$51,525	$51,525
Acquired developed technology	78,500	54,000
	130,025	105,525
Less accumulated amortization	102,612	98,664
	$27,413	$6,861

Amortization expense was $3.9 million and $5.8 million for the six months ended September 30, 2019 and 2018, respectively, including $3.0 million and $4.7 million, respectively, related to acquired developed technology as part of recent acquisitions.

13. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.2 million at September 30, 2019 and $3.0 million at March 31, 2019.

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the six months ended September 30, 2019 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2019	$4,595	$5,688	$10,283
Restructuring charges and adjustments	1,736	(79)	1,657
Payments	(5,810)	(413)	(6,223)
September 30, 2019	$521	$5,196	$5,717

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheets.

Restructuring Plans

In the six months ended September 30, 2019, the Company recorded a total of $1.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The current year expense included adjustments to fiscal 2019 restructuring plans for associates in the United States of $1.8 million, and lease accruals and adjustments of $-0.1 million.

In fiscal 2019, the Company recorded a total of $7.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The fiscal 2019 expense included restructuring plans primarily for associates in the United States and Asia-Pacific of $6.1 million, lease accruals and adjustments of $0.8 million, and leasehold improvement write-offs of $0.8 million. Of the total fiscal 2019 plans associate-related accruals, $0.3 million remained accrued at September 30, 2019. The associate-related costs are expected to be paid out in fiscal 2020.

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

In fiscal 2015, the Company recorded a total of $9.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.2 million remained accrued as of September 30, 2019. These amounts are expected to be paid out in fiscal 2021.

With respect to fiscal 2015, 2017, 2018, 2019, and 2020 lease accruals and adjustments described above, the Company intends to continue subleasing the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Of the total amount accrued, $5.2 million remained accrued as of September 30, 2019. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Restructuring plan charges and adjustments	$(143)	$489	$1,657	$490
Other	188	—	664	—
	$45	$489	$2,321	$490

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

16. INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date pretax income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by the valuation allowance, with a lesser impact attributable to federal research tax credits and the benefit of certain state tax losses, offset by income tax expenses in profitable foreign jurisdictions. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. In the quarter ended September 30, 2019, the Company released a portion of its valuation allowance in connection with deferred tax liabilities associated with DPM acquired intangibles (see Note 5). As of September 30, 2019, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table presents the balances of assets measured at fair value as of September 30, 2019 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,746	$—	$—	$14,746
Total assets	$14,746	$—	$—	$14,746

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

LiveRamp is a global technology company with a vision of becoming the trusted platform that makes all customer data accessible and meaningful. We provide an enterprise customer management platform that helps organizations better leverage customer data to deliver innovative products and meaningful experiences. Powered by its core capabilities in data accessibility, identity, connectivity and data stewardship, LiveRamp makes it safe and easy to connect the world's data, people and applications.

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
The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise customer management platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the 550 plus partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

• Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally identifiable information or "PII"), and replaces them with anonymized IDs called IdentityLinks, a true people-based identifier. IdentityLinks can then be distributed through direct integrations to the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 720 direct customers world-wide, including approximately 21% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

We generally charge for IdentityLink on an annual subscription basis. Our subscription pricing is based primarily on data volume supported by our platform.

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

Summary Results and Notable Events

A financial summary of the quarter ended September 30, 2019 is presented below:
•Revenues were $90.1 million, a 39.1% increase from $64.8 million in the same quarter a year ago.
•Cost of revenue was $41.5 million, a 69.5% increase from $24.5 million in the same quarter a year ago.
•Gross margin decreased to 54.0% from 62.3% in the same quarter a year ago.
•Total operating expenses were $99.0 million, a 26.0% increase from $78.5 million in the same quarter a year ago.
•Cost of revenue and operating expenses for the quarters ended September 30, 2019 and 2018 include the following items:
◦Non-cash stock compensation of $23.4 million and $17.7 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $5.4 million and $3.5 million, respectively (cost of revenue)
◦Accelerated depreciation of $1.7 million in fiscal 2020 (cost of revenue and operating expenses)
◦Separation and transformation and transformation costs of $2.1 million in fiscal 2019 (operating expenses)
•Net loss was $40.2 million, a loss of $0.59 per diluted share, compared to a net loss from continuing operations of $41.2 million, or $0.53 per diluted share in the same quarter a year ago.
•Net cash used in operating activities was $28.9 million compared to $27.1 million in the same quarter a year ago.
•The Company repurchased 1.7 million shares of its common stock for $80.4 million under the Company's common stock repurchase program.
•On July 2, 2019, the Company closed its merger with Data Plus Math Corporation ("DPM"), a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes. The acquisition date fair value of the consideration transferred for DPM was approximately $118.0 million. The Company has included the financial results of DPM in the condensed consolidated financial statements from the date of acquisition.
This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended September 30, 2019.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2019	2018	Change	2019	2018	Change
Revenues	$90,143	$64,812	39	$172,654	$127,283	36
Cost of revenue	41,460	24,466	69	77,886	48,120	62
Gross profit	48,683	40,346	21	94,768	79,163	20
Total operating expenses	98,956	78,545	26	193,416	146,964	32
Loss from operations	(50,273)	(38,199)	32	(98,648)	(67,801)	45
Net earnings (loss)	$(40,202)	$20,623	(295)	$(82,342)	$17,608	(568)
Diluted earnings (loss) per share	$(0.59)	$0.27	(323)	$(1.21)	$0.23	(629)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2019	2018	Change	2019	2018	Change
Subscription	$71,967	$54,849	31	$140,293	$106,177	32
Marketplace and Other	18,176	9,963	83	32,361	21,106	53
Total revenues	$90,143	$64,812	39	$172,654	$127,283	36

Total revenue for the quarter ended September 30, 2019 was $90.1 million, a $25.3 million or 39.1%, increase compared to the same quarter a year ago. The increase was due to Subscription growth of $17.1 million, or 31.2%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $8.2 million, or 82.5%. Marketplace and Other revenue growth was negatively impacted in the amount of $1.6 million from a revenue-sharing arrangement related to a lost customer. On a geographic basis, U.S. revenue increased $23.9 million, or 39.9%, from the same quarter a year ago. International revenue increased $1.4 million, or 28.6%, from the same quarter a year ago. Again, both U.S and International revenue was negatively impacted by the lost customer.

Total revenue for the six months ended September 30, 2019 was $172.7 million, a $45.4 million, or 35.6%, increase compared to the same period a year ago. The increase was due to Subscription growth of $34.1 million, or 32.1%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $11.3 million, or 53.4%. Marketplace and Other revenue growth was negatively impacted in the amount of $4.6 million from a revenue-sharing arrangement related to a lost customer. On a geographic basis, U.S. revenue increased $44.3 million, or 38.1%, from the same period a year ago. International revenue increased $1.1 million, or 10.0%. Again, both U.S and International revenue was negatively impacted by the lost customer.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2019	2018	Change	2019	2018	Change
Cost of revenue	$41,460	$24,466	69	$77,886	$48,120	62
Gross profit	$48,683	$40,346	21	$94,768	$79,163	20
Gross margin %	54.0%	62.3%	(13)	54.9%	62.2%	(12)

Cost of revenue: Includes third-party direct costs including Identity Graph and cloud and hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $41.5 million for the quarter ended September 30, 2019, a $17.0 million, or 69.5%, increase from the same quarter a year ago. Gross margins decreased to 54.0% compared to 62.3% in the same quarter of the prior year. The gross margin decrease is due primarily to increased hosting and security costs, as well as accelerated depreciation. U.S. gross margins decreased to 55.1% in the current year from 65.1% in the prior year. International gross margins increased to 36.6% from 26.9%.

Cost of revenue was $77.9 million for the six months ended September 30, 2019, a $29.8 million, or 61.9%, increase from the same period a year ago. Gross margins decreased to 54.9% compared to 62.2% in the prior year period. The gross margin decrease is due primarily to increased hosting and security costs, as well as accelerated depreciation. U.S. gross margins decreased to 56.4% in the current year from 64.8% in the prior year. International gross margins were flat at 34.5%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
Operating expenses	2019	2018	Change	2019	2018	Change
Research and development	$26,445	$16,940	56	50,167	33,910	48
Sales and marketing	45,204	35,940	26	88,348	69,263	28
General and administrative	27,262	25,176	8	52,580	43,301	21
Gains, losses and other items, net	45	489	(91)	2,321	490	374
Total operating expenses	$98,956	$78,545	26	193,416	146,964	32

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $26.4 million for the quarter ended September 30, 2019, an increase of $9.5 million, or 56.1% compared to the same quarter a year ago, and are 29.3% of total revenues compared to 26.1% in the same quarter of the prior year. The increase is primarily due to an increase in non-cash stock-based compensation expense of $2.6 million, and ongoing investment in LiveRamp products.

R&D expenses were $50.2 million for the six months ended September 30, 2019, an increase of $16.3 million, or 47.9%, compared to the same period a year ago, and are 29.1% of total revenues compared to 26.6% in the prior year. The increase is due primarily to an increase in non-cash stock-based compensation of $2.7 million, and ongoing investment in LiveRamp products.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $45.2 million for the quarter ended September 30, 2019, an increase of $9.3 million, or 25.8%, compared to the same quarter a year ago, and are 50.1% of total revenues compared to 55.5% in the same quarter of the prior year. Current quarter expenses included $9.8 million of non-cash stock-based compensation expense compared to $9.9 million in the prior year. The increase in S&M expenses is due to increased headcount to support revenue growth initiatives and increased bad debt expense on growing revenue levels.

S&M expenses were $88.3 million for the six months ended September 30, 2019, an increase of $19.1 million, or 27.6%, compared to the same period a year ago, and are 51.1% of total revenues compared to 54.4% in the prior year. The increase in S&M expenses is due to increased headcount to support revenue growth initiatives and increased bad debt expense on growing revenue levels.

General and administrative (G&A): Represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $27.3 million for the quarter ended September 30, 2019, an increase of $2.1 million, or 8.3% compared to the same quarter a year ago, and are 30.2% of total revenues compared to 38.8% in the same quarter of the prior year. G&A expenses included $6.2 million of non-cash stock-based compensation compared to $3.3 million in the same quarter of the prior year. The prior year period also included $2.1 million in separation and transformation costs. The remaining increase in G&A expenses is primarily headcount related to support business growth.

G&A expenses were $52.6 million for the six months ended September 30, 2019, an increase of $9.3 million, or 21.4%, compared to the same period a year ago, and are 30.5% of total revenues compared to 34.0% in the prior year. G&A expenses included $10.7 million of non-cash stock-based compensation compared to $6.1 million in the same quarter of the prior year. The prior year period also included $2.1 million in separation and transformation costs. The remaining increase in G&A expenses is primarily headcount related to support business growth.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $0.0 million for the quarter ended September 30, 2019 decreased $0.4 million compared to the same quarter a year ago. Gains, losses and other items, net of $2.3 million for the six months ended September 30, 2019 increased $1.8 million compared to the same period a year ago, primarily due to restructuring charges (primarily severance).

Loss from Operations and Operating Margin

Loss from operations was $50.3 million for the quarter ended September 30, 2019 compared to $38.2 million for the same quarter a year ago. Operating margin was a negative 55.8% compared to a negative 58.9%.

Loss from operations was $98.6 million for the six months ended September 30, 2019 compared to $67.8 million for the same period a year ago. Operating margin was a negative 57.1% compared to a negative 53.3%.

Other Income and Income Taxes

Other income was $4.8 million for the quarter ended September 30, 2019 compared to other expense of $0.3 million for the same quarter a year ago. Other income was $10.7 million for the six months ended September 30, 2018 compared to $0.1 million for the same period a year ago. The increase is due to interest income related to invested cash proceeds from the sale of AMS.

Income tax benefit was $5.3 million on a pretax loss of $45.5 million for the quarter ended September 30, 2019 compared to income tax expense of $2.7 million on a pretax loss of $38.5 million for the same quarter last year. The current year benefit was primarily due to a $4.9 million valuation allowance release in connection with recorded deferred tax liabilities associated with DPM acquired intangibles. In the quarter ended September 30, 2018, the Company recognized a discrete tax expense of $5.5 million in connection with establishing a valuation allowance against its net deferred tax assets.

Income tax benefit was $5.6 million on a pretax loss of $88.0 million for the six months ended September 30, 2019 compared to income tax expense of $1.3 million on a pretax loss of $67.7 million for the same period last year. The current year benefit was primarily due to a $4.9 million valuation allowance release in connection with recorded deferred tax liabilities associated with DPM acquired intangibles. In the six months ended September 30, 2018, the Company recognized a discrete tax expense of $5.5 million in connection with establishing a valuation allowance against its net deferred tax assets.

Discontinued Operations

Summary results of operations of AMS are segregated and included in earnings from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations for the period presented below (dollars in thousands):

	For the three months ended September 30, 2018	For the six months ended September 30, 2018
Revenues	$167,696	$332,185
Cost of revenue	95,218	188,835
Gross profit	72,478	143,350
Operating expenses:
Research and development	7,352	14,918
Sales and marketing	21,106	42,633
General and administrative	27,789	44,383
Gains, losses and other items, net	1,369	2,653
Total operating expenses	57,616	104,587
Income from discontinued operations	14,862	38,763
Interest expense	(2,864)	(5,702)
Other, net	(145)	23
Earnings from discontinued operations before income taxes	11,853	33,084
Income taxes (benefit)	(49,950)	(53,522)
Earnings from discontinued operations, net of tax	$61,803	$86,606

Capital Resources and Liquidity

The Company’s cash is primarily located in the United States.  Approximately $7.8 million of the total cash balance of $777.4 million, or approximately 1.0%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Working capital at June 30, 2019 totaled $823.7 million, a $273.2 million decrease when compared to $1.1 billion at March 31, 2019.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	For the six months ended
	September 30,
	2019	2018

Net cash used in operating activities	$(44,159)	$(29,410)
Net cash used in investing activities	$(112,377)	$(5,857)
Net cash used in financing activities	$(112,288)	$(55,862)
Net cash provided by discontinued operations	$—	$39,642

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

For the six months ended September 30, 2019, net cash used in operating activities of $44.2 million resulted primarily from net loss adjusted for non-cash items of $23.3 million and a decrease in cash used by operating assets and liabilities of $20.9 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $11.3 million, income taxes of $7.8 million and other assets of $3.9 million, partially offset by favorable changes in accounts payable and other liabilities of $2.8 million. The increase in accounts receivable was primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The change in income taxes was primarily due to extension payments related to fiscal 2019 state income tax returns.

For the six months ended September 30, 2018, net cash used in operating activities of $29.4 million resulted primarily from net loss adjusted for non-cash items of $3.4 million and a decrease in cash provided by operating assets and liabilities of $26.0 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in income taxes of $16.4 million, accounts payable and other liabilities of $4.6 million and accounts receivable of $2.6 million. The increase in accounts payable and other liabilities was primarily due to the timing of payments to suppliers. The increase in accounts receivable was primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients.

Investing Activities - Continuing Operations

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount and new facilities. Expenditures related to our capitalized software may also vary from period to period based on development cycles. As development cycles shorten, we expect our capitalized costs to continue to decrease. Other periodic investing activities include cash paid in acquisitions, cash received in dispositions that are not classified as discontinued operations, and payments for investments.

For the six months ended September 30, 2019, we used $112.4 million of cash in investing activities, primarily consisting of $7.5 million for capital expenditures, and $105.4 million for the acquisitions of DPM and Faktor.

For the six months ended September 30, 2018, we used $5.9 million of cash in investing activities, consisting primarily of $2.0 million for capital expenditures, $2.5 million payment for an investment and $1.3 million for capitalized software.

Financing Activities - Continuing Operations

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

For the six months ended September 30, 2019, we used $112.3 million of cash in financing activities, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $100.5 million (2.1 million shares), and $13.9 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.3 million shares). These uses of cash were partially offset by proceeds of $2.1 million from the sale of common stock from our equity compensation plans.

For the six months ended September 30, 2018, we used $55.9 million of cash in financing activities, consisting primarily of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $45.8 million (1.9 million shares), $14.6 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.5 million shares), and payments of debt of $3.3 million. These uses of cash were partially offset by proceeds of $8.1 million from the sale of common stock from our equity compensation plans.

Discontinued operations

Net cash provided by discontinued operations was $39.6 million in the prior year.

Off-Balance Sheet Items and Commitments

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the six months ended September 30, 2019, the Company repurchased 2.1 million shares of its common stock for $100.5 million under the stock repurchase program. Through September 30, 2019, the Company had repurchased a total of 24.7 million shares of its stock for $549.5 million under the stock repurchase program, leaving remaining capacity of $450.5 million.

Contractual Commitments

The following table presents the Company’s contractual cash obligations and purchase commitments at September 30, 2019.  Operating leases primarily consist of our various office facilities, and purchase commitments primarily include contractual commitments for the purchase of data. The table does not include the future payment of liabilities related to uncertain tax positions of $21.2 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2020 represent the remaining six months ending March 31, 2020.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$4,933	$8,915	$8,253	$2,496	$587	$—	$25,184

Future minimum payments as of September 30, 2019 related to restructuring plans as a result of the Company's exit from certain leased office facilities are: Remainder of Fiscal 2020: $1,263; Fiscal 2021: $2,560; Fiscal 2022: $2,610; Fiscal 2023: $2,663; Fiscal 2024: $2,699; and Thereafter: $4,497.

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Purchase commitments	$8,084	$7,179	$5,201	$3,308	$96	$48	$23,916

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

•the possibility that due to changes in culture, legislation or regulation, such as the California Consumer Protection Act (and regulations thereunder) and analogous laws and regulations, that greater numbers of consumers will exercise rights to prevent the use of personal data and reduce the amount of data available for our use and for the advertising and marketing ecosystem in which we operate leading to a reduction in our revenue;

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

•the possibility that our performance may decline and we may lose advertisers and revenue if the use of "third-party cookies" or other tracking technology is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users' devices, or our clients' ability to use data on our platform is otherwise restricted;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2019, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

				Maximum Number (or Approximate
	Total Number	Average Price	Total Number of Shares	Dollar Value) of Shares that May Yet
	of Shares	Paid	Purchased as Part of Publicly	Be Purchased Under the
Period	Purchased	Per Share	Announced Plans or Programs	Plans or Programs
July 2019	1,012,957	$48.09	1,012,957	$482,134,876
August 2019	—	—	—	482,134,876
September 2019	709,773	44.61	709,773	450,473,075
Total	1,722,730	$46.66	1,722,730	N/A

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. Through September 30, 2019, the Company had repurchased a total of 24.7 million shares of its stock for $549.5 million, leaving remaining capacity of $450.5 million under the stock repurchase program.

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

31.2
Certification of President, Chief Financial Officer and Executive Managing Director of International (principal Certification of President, Chief Financial Officer and Executive Managing Director of International (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of President, Chief Financial Officer and Executive Managing Director of International (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2019, and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Operations for the Six Months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statement of Equity for the Three Months and Six Months ended September 30, 2019 and September 30, 2018, (vi) Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2019 and 2018, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveRamp Holdings, Inc.

Dated: November 6, 2019

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)