Form 10-Q
period 2019-12-31
LiveRamp Holdings, Inc.
filed 2020-02-05
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2019
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

Yes  ☐               No  [X]

The number of shares of common stock, $ 0.10 par value per share, outstanding as of January 31, 2020 was 67,362,204.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
December 31, 2019

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2019	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$767,200	$1,061,473
Restricted cash	14,815	—
Trade accounts receivable, net	87,709	78,563
Refundable income taxes	17,129	7,890
Other current assets	46,219	44,150
Total current assets	933,072	1,192,076

Property and equipment, net of accumulated depreciation and amortization	20,382	26,043
Software, net of accumulated amortization	24,891	6,861
Goodwill	297,780	204,656
Deferred income taxes	36	35
Deferred commissions, net	13,451	10,741
Other assets, net	54,240	32,499
	$1,343,852	$1,472,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$34,417	$31,203
Accrued payroll and related expenses	21,211	18,715
Other accrued expenses	74,079	40,916
Acquisition escrow payable	14,815	—
Deferred revenue	4,553	4,284
Total current liabilities	149,075	95,118

Deferred income taxes	1,505	39
Other liabilities	50,731	46,922

Commitments and contingencies

Stockholders' equity:
Common stock	14,343	14,187
Additional paid-in capital	1,479,018	1,406,813
Retained earnings	1,549,223	1,669,605
Accumulated other comprehensive income	6,776	7,801
Treasury stock, at cost	(1,906,819)	(1,767,574)
Total stockholders' equity	1,142,541	1,330,832
	$1,343,852	$1,472,911

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	December 31,
	2019	2018
Revenues	$102,217	$80,021
Cost of revenue	37,966	34,838
Gross profit	64,251	45,183
Operating expenses:
Research and development	27,403	20,469
Sales and marketing	51,993	40,054
General and administrative	26,107	27,828
Gains, losses and other items, net	233	5,043
Total operating expenses	105,736	93,394
Loss from operations	(41,485)	(48,211)
Total other income	3,158	10,404
Loss from continuing operations before income taxes	(38,327)	(37,807)
Income taxes (benefit)	(287)	(22,546)
Net loss from continuing operations	(38,040)	(15,261)
Earnings from discontinued operations, net of tax	—	1,071,661
Net earnings (loss)	$(38,040)	$1,056,400

Basic earnings (loss) per share:
Continuing operations	$(0.56)	$(0.20)
Discontinued operations	—	13.85
Net earnings (loss)	$(0.56)	$13.65

Diluted earnings (loss) per share:
Continuing operations	$(0.56)	$(0.20)
Discontinued operations	—	13.85
Net earnings (loss)	$(0.56)	$13.65

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the nine months ended
	December 31,
	2019	2018
Revenues	$274,871	$207,304
Cost of revenue	115,852	82,958
Gross profit	159,019	124,346
Operating expenses:
Research and development	77,570	54,379
Sales and marketing	140,341	109,317
General and administrative	78,687	71,129
Gains, losses and other items, net	2,554	5,533
Total operating expenses	299,152	240,358
Loss from operations	(140,133)	(116,012)
Total other income	13,820	10,479
Loss from continuing operations before income taxes	(126,313)	(105,533)
Income taxes (benefit)	(5,931)	(21,274)
Net loss from continuing operations	(120,382)	(84,259)
Earnings from discontinued operations, net of tax	—	1,158,267
Net earnings (loss)	$(120,382)	$1,074,008

Basic earnings (loss) per share:
Continuing operations	$(1.77)	$(1.09)
Discontinued operations	—	14.99
Net earnings (loss)	$(1.77)	$13.90

Diluted earnings (loss) per share:
Continuing operations	$(1.77)	$(1.09)
Discontinued operations	—	14.99
Net earnings (loss)	$(1.77)	$13.90

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net earnings (loss)	$(38,040)	$1,056,400	$(120,382)	$1,074,008
Other comprehensive income (loss):
Change in foreign currency translation adjustment	157	(2,301)	(1,025)	(2,876)
Comprehensive income (loss)	$(37,883)	$1,054,099	$(121,407)	$1,071,132

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2019
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2019	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at September 30, 2019	143,096,272	$14,310	$1,460,120	$1,587,263	$6,619	(75,558,291)	$(1,881,954)	$1,186,358
Employee stock awards, benefit plans and other issuances	75,557	7	1,304	—	—	(95,378)	(4,150)	(2,839)
Non-cash stock-based compensation	5,935	1	17,619	—	—	—	—	17,620
Restricted stock units vested	250,082	25	(25)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(423,953)	(20,715)	(20,715)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	157	—	—	157
Net loss	—	—	—	(38,040)	—	—	—	(38,040)
Balances at December 31, 2019	143,427,846	$14,343	$1,479,018	$1,549,223	$6,776	(76,077,622)	$(1,906,819)	$1,142,541

For the nine months ended December 31, 2019
Balances at March 31, 2019	141,865,888	$14,187	$1,406,813	$1,669,605	$7,801	(73,167,892)	$(1,767,574)	$1,330,832
Employee stock awards, benefit plans and other issuances	194,743	19	3,386	—	—	(350,847)	(18,057)	(14,652)
Non-cash stock-based compensation	64,130	7	48,945	—	—	—	—	48,952
Restricted stock units vested	884,235	88	(88)	—	—	—	—	—
Liability-classified restricted stock units vested	418,850	42	17,662	—	—	—	—	17,704
Acquisition-related replacement stock options	—	—	2,300	—	—	—	—	2,300
Acquisition of treasury stock	—	—	—	—	—	(2,558,883)	(121,188)	(121,188)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,025)	—	—	(1,025)
Net loss	—	—	—	(120,382)	—	—	—	(120,382)
Balances at December 31, 2019	143,427,846	$14,343	$1,479,018	$1,549,223	$6,776	(76,077,622)	$(1,906,819)	$1,142,541

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2018
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2018	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at September 30, 2018	138,356,148	$13,836	$1,277,614	$658,666	$10,192	(60,650,555)	$(1,199,630)	$760,678
Employee stock awards, benefit plans and other issuances	683,542	69	9,165	—	—	(457,468)	(22,282)	(13,048)
Non-cash stock-based compensation	93,641	9	16,751	—	—	—	—	16,760
Non-cash stock-based compensation from discontinued operations	—	—	62,861	—	—	—	—	62,861
Restricted stock units vested	1,704,408	170	(170)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(400,194)	(18,341)	(18,341)
Tender offer	—	—	—	—	—	(11,235,955)	(503,393)	(503,393)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(2,301)	—	—	(2,301)
Net earnings	—	—	—	1,056,400	—	—	—	1,056,400
Balances at December 31, 2018	140,837,739	$14,084	$1,366,221	$1,715,066	$7,891	(72,744,172)	$(1,743,646)	$1,359,616

For the nine months ended December 31, 2018
Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	12,727	—	—	—	12,727
Employee stock awards, benefit plans and other issuances	1,122,879	113	17,242	—	—	(953,523)	(36,906)	(19,551)
Non-cash stock-based compensation	334,225	33	50,819	—	—	—	—	50,852
Non-cash stock-based compensation from discontinued operations	—	—	62,861	—	—	—	—	62,861
Restricted stock units vested	3,300,959	329	(329)	—	—	—	—	—
Warrant exercises	—	—	(51)	—	—	3,488	51	—
Acquisition of treasury stock	—	—	—	—	—	(2,253,265)	(64,107)	(64,107)
Tender offer	—	—	—	—	—	(11,235,955)	(503,393)	(503,393)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(2,876)	—	—	(2,876)
Net earnings	—	—	—	1,074,008	—	—	—	1,074,008
Balances at December 31, 2018	140,837,739	$14,084	$1,366,221	$1,715,066	$7,891	(72,744,172)	$(1,743,646)	$1,359,616

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(120,382)	$1,074,008
Earnings from discontinued operations	—	(1,158,267)
Non-cash operating activities:
Depreciation and amortization	27,958	25,274
Loss (gain) on disposal or impairment of assets	(140)	3,345
Provision for doubtful accounts	3,683	1,259
Deferred income taxes	1,465	28,533
Non-cash stock compensation expense	72,279	61,547
Changes in operating assets and liabilities:
Accounts receivable	(11,851)	(35,011)
Deferred commissions	(2,710)	(3,035)
Other assets	2,404	(4,887)
Accounts payable and other liabilities	12,597	18,504
Income taxes	(13,423)	(50,047)
Deferred revenue	(235)	(1,555)
Net cash used in operating activities	(28,355)	(40,332)
Cash flows from investing activities:
Capitalized software	—	(1,322)
Capital expenditures	(10,302)	(3,973)
Proceeds from sale of assets	517	—
Cash paid in acquisitions, net of cash received	(105,365)	—
Payments for investments	—	(2,500)
Net cash used in investing activities	(115,150)	(7,795)
Cash flows from financing activities:
Payments of debt	—	(233,293)
Fees from debt refinancing	—	(300)
Proceeds related to the issuance of common stock under stock and employee benefit plans	3,405	17,355
Shares repurchased for tax withholdings upon vesting of stock-based awards	(18,057)	(36,906)
Acquisition of treasury stock from tender offer	—	(503,393)
Acquisition of treasury stock	(121,188)	(64,107)
Net cash used in financing activities	$(135,840)	$(820,644)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2019	2018
Cash flows from discontinued operations:
From operating activities	$—	$40,980
From investing activities	—	2,236,530
Effect of exchange rate changes on cash	—	(172)
Net cash provided by discontinued operations	—	2,277,338
Effect of exchange rate changes on cash	(113)	(1,811)

Net change in cash, cash equivalents and restricted cash	(279,458)	1,406,756
Cash, cash equivalents and restricted cash at beginning of period	1,061,473	140,018
Cash, cash equivalents and restricted cash at end of period	$782,015	$1,546,774

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$6,171	$666

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this new standard on our condensed consolidated financial statements and does not expect the adoption will have a material impact on our condensed consolidated financial statements.

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

The Company determines if an arrangement contains a lease or is a lease at inception, and whether lease and non-lease components are combined or not. Operating leases with a duration of one year or less are excluded from right-of-use assets and lease liabilities and related expense is recorded as incurred.

As of December 31, 2019, right-of-use assets included in other assets, net were $17.9 million, short-term lease liabilities included in other accrued expenses were $8.6 million, and long-term lease liabilities included in other liabilities were $12.6 million.

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2025. Operating lease costs were $7.2 million for the nine months ended December 31, 2019.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of December 31, 2019 are as follows (dollars in thousands):

Year	Amount
Fiscal 2020	$2,725
Fiscal 2021	10,187
Fiscal 2022	9,147
Fiscal 2023	2,670
Fiscal 2024	725
Thereafter	33
Total undiscounted lease commitments	25,487
Less: Interest	4,370
Total discounted operating lease liabilities	$21,117

Future minimum payments as of December 31, 2019 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 14) are: Fiscal 2020: $636; Fiscal 2021: $2,560; Fiscal 2022: $2,610; Fiscal 2023: $2,663; Fiscal 2024: $2,699; and Thereafter: $4,497.

Supplemental information related to operating leases is as follows (dollars in thousands):

Nine Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,483
Weighted average remaining lease term	3.61 years
Weighted average discount rate	5.0%

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the nine months ended
	December 31,
Primary Geographical Markets	2019	2018
United States	$255,895	$189,997
Europe	15,103	13,858
APAC	3,873	3,449
	$274,871	$207,304

Major Offerings/Services
Subscription	$221,847	$171,184
Marketplace and Other	53,024	36,120
	$274,871	$207,304

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $344.4 million as of December 31, 2019. Additionally, the amount to be recognized over the next twelve months was $200.4 million. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2024.

4. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Basic earnings (loss) per share:
Net loss from continuing operations	$(38,040)	$(15,261)	$(120,382)	$(84,259)
Earnings from discontinued operations, net of tax	—	1,071,661	—	1,158,267
Net earnings (loss)	$(38,040)	$1,056,400	$(120,382)	$1,074,008

Basic weighted-average shares outstanding	67,473	77,398	68,021	77,260

Continuing operations	$(0.56)	$(0.20)	$(1.77)	$(1.09)
Discontinued operations	—	13.85	—	14.99
Basic earnings (loss) per share	$(0.56)	$13.65	$(1.77)	$13.90

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	67,473	77,398	68,021	77,260
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	—	—	—
Diluted weighted-average shares outstanding	67,473	77,398	68,021	77,260

Continuing operations	$(0.56)	$(0.20)	$(1.77)	$(1.09)
Discontinued operations	—	13.85	—	14.99
Diluted earnings (loss) per share	$(0.56)	$13.65	$(1.77)	$13.90

Due to the net loss from continuing operations during the three and nine months ended December 31, 2019 and 2018, the dilutive effect of options, warrants, and restricted stock units was excluded from the diluted loss per share calculation since the impact on the calculation was anti-dilutive. These anti-dilutive units are shown below (shares in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Number of shares outstanding under options, warrants and restricted stock units plans	2,483	3,276	2,551	3,458

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because the effect was anti-dilutive are shown below (shares in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Number of shares outstanding under restricted stock units plans	961	22	732	235

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the nine months ended December 31, 2019, the Company repurchased 2.6 million shares of its common stock for $121.2 million under the stock repurchase program.  Through December 31, 2019, the Company had repurchased a total of 25.1 million shares of its stock for $570.2 million under the stock repurchase program, leaving remaining capacity of $429.8 million.

Accumulated other comprehensive income balances of $6.8 million and $7.8 million at December 31, 2019 and March 31, 2019, respectively, reflect accumulated foreign currency translation adjustments.

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

On the acquisition date, the Company delivered $14.8 million of cash to an escrow agent according to the terms of the purchase agreement. The principal escrow amount is owned by the Company until funds are delivered to the DPM sellers one year from the acquisition date. All interest and earnings on the principal escrow amount remain the property of the Company.

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill balance is not deductible for U.S. income tax purposes. The Company initially recognized the assets and liabilities acquired based on its preliminary estimates of their fair values as of the acquisition date. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is not longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of the estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of December 31, 2019, the Company has not completed its fair value analysis and calculation in sufficient detail necessary to arrive at the final estimate of the fair value. The fair values currently assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on the information that was available as of the date of the acquisition. The Company expects to finalize the valuation as soon as practical.

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

The Company has omitted disclosures of revenue and net loss of the acquired company from the acquisition date to December 31, 2019 as the amounts are not material.

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

The pro forma financial information for the three months ended December 31, 2018 combined the historical results of LiveRamp for the three months ended December 31, 2018 and the historical results of DPM for the three months ended September 30, 2018 (adjusted due to differences in reporting periods) and the effects of the pro forma adjustments listed above. The pro forma financial information for the nine months ended December 31, 2019 and 2018, respectively, combined the historical results of LiveRamp for the nine months ended December 31, 2019 and 2018, and the historical results of DPM for the six months ended June 30, 2019 and the nine months ended September 30, 2018 (adjusted due to differences in reporting periods) and the effects of the pro forma adjustments listed above. The pro forma financial information was as follows (dollars in thousands, except per share data):

	For the three months ended	For the nine months ended
	December 31,	December 31,
	2018	2019	2018
Revenues	$80,458	$277,063	$207,813
Net earnings (loss)	$1,053,849	$(132,279)	$1,064,413
Basic earnings (loss) per share	$13.62	$(1.94)	$13.78
Diluted earnings (loss) per share	$13.62	$(1.94)	$13.78

Faktor

On April 2, 2019, the Company acquired all of the outstanding shares of Faktor B. V. ("Faktor"). Faktor is a global consent management platform that allows consumers to control how their data is collected, used, and transferred for usage to another party. Faktor's platform provides individuals with notice and choice on websites and mobile apps and allows them to opt-in or opt-out via a visible banner on the page. The Company paid approximately $4.5 million in cash for the acquired shares. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for the acquisition are included in the Company's condensed consolidated results beginning April 2, 2019.

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

6. DISCONTINUED OPERATIONS:

Acxiom Marketing Solutions ("AMS") business

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

Results of operations of AMS for the three and nine months ended December 31, 2018 are segregated and included in earnings from discontinued operations, net of tax, in the condensed consolidated statements of operations.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	For the three months ended	For the nine months ended
	December 31, 2018
Revenues	$—	$332,185
Cost of revenue	24,677	213,512
Gross profit	(24,677)	118,673
Operating expenses:
Research and development	6,703	21,621
Sales and marketing	18,110	60,743
General and administrative	27,767	72,150
Gains, losses and other items, net	(1,658,667)	(1,656,014)
Total operating expenses	(1,606,087)	(1,501,500)
Income from discontinued operations	1,581,410	1,620,173
Interest expense	—	(5,702)
Other, net	74	97
Earnings from discontinued operations before income taxes	1,581,484	1,614,568
Income taxes	509,823	456,301
Earnings from discontinued operations, net of tax	$1,071,661	$1,158,267

Substantially all interest expense was allocated to discontinued operations.

The Company entered into certain agreements with AMS in which services will be provided from the Company to AMS, and from AMS to the Company. The terms of these agreements are primarily 60 months from the date of sale.

Cash inflows and outflows related to the agreements are included in cash flows from operating activities in the condensed consolidated statements of cash flows. Revenues and expenses related to the agreements are included in loss from operations in the condensed consolidated statement of operations. The related cash inflows and outflows and revenues and costs for the nine months ended December 31, 2019 was (dollars in thousands):

For the nine months ended December 31, 2019
Cash inflows	$37,150
Cash outflows	$8,381

Revenues	$39,494
Costs	$5,216

The revenues amount includes approximately $15.5 million of revenue from AMS's resale of LiveRamp services to its customers. These amounts were also reported in the prior year as revenues in the condensed consolidated statement of operations.

7. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At December 31, 2019, there were a total of 10.3 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the nine months ended December 31, 2019, by award type, was (dollars in millions):

	For the nine months ended
	December 31,
	2019	2018
Stock options	$2.8	$2.6
Restricted stock units	40.5	34.6
Arbor acquisition consideration holdback	2.6	11.5
DPM acquisition consideration holdback	4.1	—
PDP assumed performance plan	21.4	11.8
Other non-employee stock-based compensation	0.9	0.9
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	72.3	61.6
Less expense related to liability-based equity awards	(23.3)	(10.8)
Stock-based compensation of discontinued operations	—	62.9
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$49.0	$113.7

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in millions):

	For the nine months ended
	December 31,
	2019	2018
Cost of revenue	$2.8	$2.6
Research and development	17.3	14.0
Sales and marketing	34.4	29.2
General and administrative	17.8	15.8
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$72.3	$61.6

The following table provides the expected future expense for all of the Company's outstanding equity awards at December 31, 2019, by award type. The amount for 2020 represents the remaining three months ending March 31, 2020. All other periods represent fiscal years ending March 31 (dollars in millions).

	During the year ended:
	2020	2021	2022	2023	2024	Total
Stock options	$0.9	$2.3	$1.1	$0.3	$—	$4.6
Restricted stock units	14.4	49.9	38.5	22.8	3.7	129.3
DPM acquisition consideration holdback	2.1	8.3	8.2	2.1	—	20.7
PDP assumed performance plan	6.5	19.4	—	—	—	25.9
	$23.9	$79.9	$47.8	$25.2	$3.7	$180.5

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

Stock option activity for the nine months ended December 31, 2019 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2019	1,374,430	$14.81
DPM replacement stock options issued	162,481	$1.64
Exercised	(134,509)	$5.73		$5,468
Forfeited or canceled	(8,138)	$5.13
Outstanding at December 31, 2019	1,394,264	$14.21	3.9	$47,212
Exercisable at December 31, 2019	1,281,248	$15.31	3.6	$41,973

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on December 31, 2019.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of December 31, 2019 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	264,245	5.8 years	$1.60	151,229	$1.52
$10.00	—	$19.99	709,672	2.8 years	$14.69	709,672	$14.69
$20.00	—	$24.99	420,347	4.6 years	$21.32	420,347	$21.32
			1,394,264	3.9 years	$14.21	1,281,248	$15.31

Performance Stock Option Unit Activity

Performance stock option unit activity for the nine months ended December 31, 2019 was:

Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2019	130,154	$21.44
Forfeited or canceled	(130,154)	$21.44
Outstanding at December 31, 2019	—	$—		$—
Exercisable at December 31, 2019	—	$—	—	$—

The performance stock option units outstanding at March 31, 2019 reached maturity of the relevant performance period at March 31, 2019.  The units attained a 0% attainment level, resulting in cancellation of the units in the current fiscal year.

Restricted Stock Unit Activity

During the nine months ended December 31, 2019, the Company granted time-vesting restricted stock units covering 1,388,507 shares of common stock and having a fair value at the date of grant of $72.9 million. All of the restricted stock units granted in the current period vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the restricted stock units granted in the current fiscal year were units related to the DPM acquisition. Following the closing of the DPM acquisition, the Company granted new awards of restricted stock units covering 155,346 shares of common stock to select employees to induce them to accept employment with the Company (the "DPM inducement awards"). The DPM inducement awards had a grant date fair value of $7.3 million.

Time-vesting restricted stock unit activity for the nine months ended December 31, 2019 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2019	3,054,750	$30.91	2.47
Granted	1,388,507	$52.51
Vested	(506,732)	$28.73
Forfeited or canceled	(330,752)	$37.34
Outstanding at December 31, 2019	3,605,773	$38.94	2.37

The total fair value of time-vesting restricted stock units vested for the nine months ended December 31, 2019 was $24.2 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

During the nine months ended December 31, 2019, the Company granted performance-based restricted stock units covering 202,818 shares of common stock having a fair value at the date of grant of $12.3 million. The grants were made under two separate performance plans. Under the first performance plan, units covering 60,844 shares of common stock were granted having a fair value at the date of grant of $4.4 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 60,844 units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2019 to March 31, 2022. Under the second performance plan, units covering 141,974 shares of common stock were granted having a fair value at the date of grant of $7.9 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee of the board of directors. 59,480 units may vest in three equal annual increments in a number of shares from 0% to 200% of the award, based on attainment of year-over-year revenue growth targets for each annual period from April 1, 2019 to March 31, 2022. The remaining 82,494 units may vest in a number of shares from 0% to 200% of the award, based on attainment of the Company's three-year revenue compound annual growth rate target for the period from April 1, 2019 to March 31, 2022.

Non-vested performance-based restricted stock unit activity for the nine months ended December 31, 2019 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2019	394,188	$43.88	3.23
Granted	202,818	$60.65
Forfeited or canceled	(49,443)	$33.91
Outstanding at December 31, 2019	547,563	$50.99	2.49

Consideration Holdback

As part of the Company's acquisition of DPM in the current fiscal year, $24.7 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). The Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date. Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through December 31, 2019, the Company has recognized a total of $4.1 million related to the DPM consideration holdback. At December 31, 2019, the recognized, but unpaid, balance related to the DPM consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $4.1 million.

As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”). The Holdback Agreement specifies the payment of the consideration in monthly installments using LiveRamp shares over a thirty-month period, ending in the quarter ended June 30, 2019. As of June 30, 2019, the Company had met its full obligation for the consideration holdback due to the Arbor key employees. Through December 31, 2019, the Company had recognized a total of $38.3 million expense related to the Holdback Agreements.

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

Through December 31, 2019, the Company has recognized a total of $39.1 million related to the PDP PSU plan. At December 31, 2019, the recognized, but unpaid, balance related to the PDP PSU plan in other accrued expenses in the condensed consolidated balance sheet was $17.5 million.

8. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2019	March 31, 2019
Prepaid expenses and other	$12,628	$9,058
Post-closing receivable from IPG	17,625	17,625
Interest receivable	1,080	2,497
Assets of non-qualified retirement plan	14,886	14,970
Other current assets	$46,219	$44,150

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2019	March 31, 2019
Acquired intangible assets, net	$27,702	$24,217
Right of use asset	17,947	—
Other miscellaneous noncurrent assets	8,591	8,282
Other assets, net	$54,240	$32,499

9. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2019	March 31, 2019
Liabilities of non-qualified retirement plan	$14,886	$14,970
Short-term lease liabilities	8,550	—
PDP performance plan liability (see Note 7)	17,481	—
DPM consideration holdback (see Note 7)	4,123	—
Other miscellaneous accrued expenses	29,039	25,946
Other accrued expenses	$74,079	$40,916

10. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	December 31, 2019	March 31, 2019
Leasehold improvements	$24,964	$20,097
Data processing equipment	9,552	37,678
Office furniture and other equipment	9,003	7,077
	43,519	64,852
Less accumulated depreciation and amortization	23,137	38,809
	$20,382	$26,043

Depreciation expense on property and equipment was $12.8 million and $10.7 million for the nine months ended December 31, 2019 and 2018, respectively. Depreciation expense for the nine months ended December 31, 2019 and 2018 included $3.6 million and $2.0 million, respectively, of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

11. GOODWILL AND INTANGIBLE ASSETS:

Goodwill for the nine months ended December 31, 2019 (dollars in thousands) was as follows:

Total
Balance at March 31, 2019	$204,656
Acquisition of Faktor	3,110
Acquisition of DPM	89,942
Change in foreign currency translation adjustment	72
Balance at December 31, 2019	$297,780

Goodwill by geography as of December 31, 2019 was:

Total
U.S.	$294,563
APAC	3,217
Balance at December 31, 2019	$297,780

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  Amortization lives for those intangibles range from two years to six years.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	December 31, 2019	March 31, 2019
Developed technology, gross (Software)	$78,500	$54,000
Accumulated amortization	(54,796)	(49,625)
Net developed technology	$23,704	$4,375

Customer relationship/Trade name, gross (Other assets, net)	$41,000	$35,800
Accumulated amortization	(30,992)	(26,128)
Net customer/trade name	$10,008	$9,672

Publisher relationship, gross (Other assets, net)	$30,800	$23,800
Accumulated amortization	(13,106)	(9,255)
Net publisher relationship	$17,694	$14,545

Total intangible assets, gross	$150,300	$113,600
Total accumulated amortization	(98,894)	(85,008)
Total intangible assets, net	$51,406	$28,592

Total amortization expense related to intangible assets for the nine months ended December 31, 2019 and 2018 was $13.9 million and $13.0 million, respectively.  The following table presents the estimated future amortization expenses related to purchased intangible assets. The amount for 2020 represents the remaining three months ending March 31, 2020. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal Year:
2020	$5,356
2021	17,650
2022	14,342
2023	11,933
2024	2,125
$51,406

12. SOFTWARE:

Software is summarized as follows (dollars in thousands):

	December 31, 2019	March 31, 2019
Internally developed computer software	$51,525	$51,525
Acquired developed technology	78,500	54,000
	130,025	105,525
Less accumulated amortization	105,134	98,664
	$24,891	$6,861

Amortization expense was $6.5 million and $7.3 million for the nine months ended December 31, 2019 and 2018, respectively, including $5.2 million and $5.6 million, respectively, related to acquired developed technology as part of recent acquisitions.

13. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Trade accounts receivable are presented net of allowances for doubtful accounts, returns and credits of $4.2 million at December 31, 2019 and $3.0 million at March 31, 2019.

14. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the restructuring activity for the nine months ended December 31, 2019 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2019	$4,595	$5,688	$10,283
Restructuring charges and adjustments	1,970	(80)	1,890
Payments	(6,039)	(614)	(6,653)
December 31, 2019	$526	$4,994	$5,520

The above balances are included in other accrued expenses and other liabilities on the condensed consolidated balance sheets.

Restructuring Plans

In the nine months ended December 31, 2019, the Company recorded a total of $1.9 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The current year expense included severance and other associate-related charges in APAC of $0.2 million, adjustments to fiscal 2019 restructuring plans for associates in the United States of $1.8 million, and lease accruals and adjustments of -$0.1 million.

In fiscal 2019, the Company recorded a total of $7.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The fiscal 2019 expense included restructuring plans primarily for associates in the United States and APAC of $6.1 million, lease accruals and adjustments of $0.8 million, and leasehold improvement write-offs of $0.8 million. Of the total fiscal 2019 plans associate-related accruals, $0.3 million remained accrued at December 31, 2019. The associate-related costs are expected to be paid out in fiscal 2020.

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

In fiscal 2015, the Company recorded a total of $9.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.2 million remained accrued as of December 31, 2019. These amounts are expected to be paid out in fiscal 2021.

With respect to fiscal 2015, 2017, 2018, 2019, and 2020 lease accruals and adjustments described above, the Company intends to continue subleasing the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Of the total amount accrued, $5.0 million remained accrued as of December 31, 2019. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items

Gains, losses and other items for each of the periods presented are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Restructuring plan charges and adjustments	$233	$5,043	$1,890	$5,533
Other	—	—	664	—
	$233	$5,043	$2,554	$5,533

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

16. INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date pretax income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by the valuation allowance, with a lesser impact attributable to federal research tax credits and the benefit of certain state tax losses, offset by income tax expenses in profitable foreign jurisdictions. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and net operating loss carryforwards. During the nine months ended December 31, 2019, the Company released a portion of its valuation allowance in connection with deferred tax liabilities associated with DPM acquired intangibles (see Note 5). As of December 31, 2019, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table presents the balances of assets measured at fair value as of December 31, 2019 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,886	$—	$—	$14,886
Total assets	$14,886	$—	$—	$14,886

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
The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise customer management platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the 550 plus partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

• Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally identifiable information or "PII"), and replaces them with de-identified IDs called IdentityLinks, a true people-based identifier. IdentityLinks can then be distributed through direct integrations to the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

• Identity Resolution. We provide enterprise-level identity resolution with accuracy, reach, privacy, flexibility and scale. Our identity resolution capabilities are built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy while still being privacy compliant. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph associates anonymous device IDs, cookie IDs and other online customer IDs from premium publishers, platforms or data providers, around an IdentityLink. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user in non-identifiable spaces.

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

• Measurement & Analytics. We power highly accurate and complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with IdentityLinks. Customers then can use that aggregated view of each consumer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 770 direct customers world-wide, including approximately 21% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

• Brands and Agencies. We work with over 400 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

Summary Results and Notable Events

A financial summary of the quarter ended December 31, 2019 is presented below:
•Revenues were $102.2 million, a 27.7% increase from $80.0 million in the same quarter a year ago.
•Cost of revenue was $38.0 million, a 9.0% increase from $34.8 million in the same quarter a year ago.
•Gross margin increased to 62.9% from 56.5% in the same quarter a year ago.
•Total operating expenses were $105.7 million, a 13.2% increase from $93.4 million in the same quarter a year ago.
•Cost of revenue and operating expenses for the quarters ended December 31, 2019 and 2018 include the following items:
◦Non-cash stock compensation of $30.3 million and $26.1 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $5.4 million and $3.4 million, respectively (cost of revenue)
◦Accelerated depreciation of $2.0 million in fiscal 2019 (cost of revenue and operating expenses)
◦Restructuring and merger charges of $0.2 million and $5.0 million, respectively (gains, losses and other)
◦Separation and transformation costs of $0.7 million in fiscal 2019 (operating expenses)
•Net loss was $38.0 million, a loss of $0.56 per diluted share, compared to a net loss from continuing operations of $15.3 million, or $0.20 per diluted share in the same quarter a year ago.
•Net cash provided by operating activities was $15.8 million compared to net cash used of $10.9 million in the same quarter a year ago.
•The Company repurchased 0.4 million shares of its common stock for $20.7 million under the Company's common stock repurchase program.
This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended December 31, 2019.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2019	2018	Change	2019	2018	Change
Revenues	$102,217	$80,021	28	$274,871	$207,304	33
Cost of revenue	37,966	34,838	9	115,852	82,958	40
Gross profit	64,251	45,183	42	159,019	124,346	28
Total operating expenses	105,736	93,394	13	299,152	240,358	24
Loss from operations	(41,485)	(48,211)	(14)	(140,133)	(116,012)	21
Net earnings (loss)	$(38,040)	$1,056,400	(104)	$(120,382)	$1,074,008	(111)
Diluted earnings (loss) per share:	$(0.56)	$13.65	(104)	$(1.77)	$13.90	(113)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2019	2018	Change	2019	2018	Change
Subscription	$81,554	$65,003	25	$221,847	$171,184	30
Marketplace and Other	20,663	15,018	38	53,024	36,120	47
Total revenues	$102,217	$80,021	28	$274,871	$207,304	33

Total revenue for the quarter ended December 31, 2019 was $102.2 million, a $22.2 million or 27.7%, increase compared to the same quarter a year ago. The increase was due to Subscription growth of $16.6 million, or 25.5%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $5.6 million, or 37.6% primarily due to Data store and TV growth. On a geographic basis, U.S. revenue increased $21.6 million, or 29.3%, from the same quarter a year ago. International revenue increased $0.6 million, or 9.0%, from the same quarter a year ago.

Total revenue for the nine months ended December 31, 2019 was $274.9 million, a $67.6 million, or 32.6%, increase compared to the same period a year ago. The increase was due to Subscription growth of $50.7 million, or 29.6%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $16.9 million, or 46.8%. Marketplace and Other revenue growth was negatively impacted in the amount of $4.6 million from a revenue-sharing arrangement related to a lost customer. On a geographic basis, U.S. revenue increased $65.9 million, or 34.7%, from the same period a year ago. International revenue increased $1.7 million, or 9.7%. Again, both U.S and International revenue was negatively impacted by the lost customer.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2019	2018	Change	2019	2018	Change
Cost of revenue	$37,966	$34,838	9	$115,852	$82,958	40
Gross profit	$64,251	$45,183	42	$159,019	$124,346	28
Gross margin	62.9%	56.5%	11	57.9%	60.0%	(4)

Cost of revenue: Includes third-party direct costs including Identity Graph and cloud and hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $38.0 million for the quarter ended December 31, 2019, a $3.1 million, or 9.0%, increase from the same quarter a year ago. Gross margins increased to 62.9% compared to 56.5% in the same quarter of the prior year. The gross margin increase is due primarily to decreased identity graph and security costs, as well as accelerated depreciation in the prior year, offset partially by increases in hosting and TV direct costs. U.S. gross margins increased to 64.2% in the current year from 57.6% in the prior year. International gross margins increased to 44.9% from 42.4%.

Cost of revenue was $115.9 million for the nine months ended December 31, 2019, a $32.9 million, or 39.7%, increase from the same period a year ago. Gross margins decreased to 57.9% compared to 60.0% in the prior year period. The gross margin decrease is due primarily to increased hosting and security costs, as well as accelerated depreciation. U.S. gross margins decreased to 59.3% in the current year from 62.0% in the prior year. International gross margins increased to 38.2% from 37.4%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
Operating expenses	2019	2018	Change	2019	2018	Change
Research and development	$27,403	$20,469	34	$77,570	$54,379	43
Sales and marketing	51,993	40,054	30	140,341	109,317	28
General and administrative	26,107	27,828	(6)	78,687	71,129	11
Gains, losses and other items, net	233	5,043	(95)	2,554	5,533	(54)
Total operating expenses	$105,736	$93,394	13	$299,152	$240,358	24

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $27.4 million for the quarter ended December 31, 2019, an increase of $6.9 million, or 33.9% compared to the same quarter a year ago, and are 26.8% of total revenues compared to 25.6% in the same quarter of the prior year. The increase is primarily due to an increase in non-cash stock-based compensation expense of $0.6 million, and ongoing investment in LiveRamp products.

R&D expenses were $77.6 million for the nine months ended December 31, 2019, an increase of $23.2 million, or 42.6%, compared to the same period a year ago, and are 28.2% of total revenues compared to 26.2% in the prior year. The increase is due primarily to an increase in non-cash stock-based compensation of $3.3 million, and ongoing investment in LiveRamp products.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $52.0 million for the quarter ended December 31, 2019, an increase of $11.9 million, or 29.8%, compared to the same quarter a year ago, and are 50.9% of total revenues compared to 50.1% in the same quarter of the prior year. Current quarter expenses included $15.7 million of non-cash stock-based compensation expense compared to $9.5 million in the prior year. The increase in stock-based compensation is primarily due to performance-based awards based on expected levels and timing of performance. The additional increase in S&M expenses is due to increased headcount to support revenue growth initiatives and increased bad debt expense on growing revenue levels.

S&M expenses were $140.3 million for the nine months ended December 31, 2019, an increase of $31.0 million, or 28.4%, compared to the same period a year ago, and are 51.1% of total revenues compared to 52.7% in the prior year. Current year expenses included $34.3 million of non-cash stock-based compensation expense compared to $29.2 million in the prior year. The increase in S&M expenses is due to increased headcount to support revenue growth initiatives and increased bad debt expense on growing revenue levels.

General and administrative (G&A): Represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $26.1 million for the quarter ended December 31, 2019, a decrease of $1.7 million, or 6.2% compared to the same quarter a year ago, and are 25.5% of total revenues compared to 34.8% in the same quarter of the prior year. G&A expenses included $7.1 million of non-cash stock-based compensation compared to $9.6 million in the same quarter of the prior year. The prior year stock-based compensation included performance awards adjustments due to the sale of AMS and award modifications (revised vesting terms) for transition associates. The non-cash stock based compensation decrease in G&A expenses is partially offset by an increase in headcount to support business growth.

G&A expenses were $78.9 million for the nine months ended December 31, 2019, an increase of $7.6 million, or 10.6%, compared to the same period a year ago, and are 28.6% of total revenues compared to 34.3% in the prior year. G&A expenses included $17.8 million of non-cash stock-based compensation compared to $15.7 million in the same period of the prior year. The prior year period also included $2.8 million in separation and transformation costs. The remaining increase in G&A expenses is primarily headcount related to support business growth.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net of $0.2 million for the quarter ended December 31, 2019 decreased $4.8 million compared to the same quarter a year ago. Gains, losses and other items, net of $2.6 million for the nine months ended December 31, 2019 decreased $3.0 million compared to the same period a year ago.

Loss from Operations and Operating Margin

Loss from operations was $41.5 million for the quarter ended December 31, 2019 compared to $48.2 million for the same quarter a year ago. Operating margin was a negative 40.6% compared to a negative 60.2%.

Loss from operations was $140.1 million for the nine months ended December 31, 2019 compared to $116.0 million for the same period a year ago. Operating margin was a negative 51.0% compared to a negative 56.0%.

Other Income and Income Taxes

Other income was $3.2 million for the quarter ended December 31, 2019 compared to $10.4 million for the same quarter a year ago. Other income was $13.8 million for the nine months ended December 31, 2019 compared to $10.5 million for the same period a year ago. Other income is primarily interest income related to invested cash proceeds from the sale of AMS in October 2018.

Income tax benefit was $0.3 million on a pretax loss of $38.3 million for the quarter ended December 31, 2019 compared to income tax benefit of $22.5 million on a pretax loss of $37.8 million for the same quarter last year. Except for certain states, no income tax benefit was recorded for the current year pretax losses due to uncertainty of realization of our deferred taxes.

Income tax benefit was $5.9 million on a pretax loss of $126.3 million for the nine months ended December 31, 2019 compared to income tax benefit of $21.3 million on a pretax loss of $105.5 million for the same period last year. Except for certain states, no income tax benefit was recorded for the current year pretax losses due to uncertainty of realization of our deferred taxes. The current year benefit was primarily due to a $4.9 million valuation allowance release in connection with deferred tax liabilities associated with DPM acquired intangibles.

Discontinued Operations

Summary results of operations of AMS are segregated and included in earnings from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations for the period presented below (dollars in thousands):

	For the three months ended December 31, 2018	For the nine months ended December 31, 2018
Revenues	$—	$332,185
Cost of revenue	24,677	213,512
Gross profit	(24,677)	118,673
Operating expenses:
Research and development	6,703	21,621
Sales and marketing	18,110	60,743
General and administrative	27,767	72,150
Gains, losses and other items, net	(1,658,667)	(1,656,014)
Total operating expenses	(1,606,087)	(1,501,500)
Income from discontinued operations	1,581,410	1,620,173
Interest expense	—	(5,702)
Other, net	74	97
Earnings from discontinued operations before income taxes	1,581,484	1,614,568
Income taxes	509,823	456,301
Earnings from discontinued operations, net of tax	$1,071,661	$1,158,267

Capital Resources and Liquidity

The Company’s cash is primarily located in the United States.  Approximately $7.9 million of the total cash balance of $767.2 million, or approximately 1.0%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Working capital at December 31, 2019 totaled $784.0 million, a $313.0 million decrease when compared to $1.1 billion at March 31, 2019.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (dollars in thousands):

	For the nine months ended
	December 31,
	2019	2018

Net cash used in operating activities	$(28,355)	$(40,332)
Net cash used in investing activities	$(115,150)	$(7,795)
Net cash used in financing activities	$(135,840)	$(820,644)
Net cash provided by discontinued operations	$—	$2,277,338

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

For the nine months ended December 31, 2019, net cash used in operating activities of $28.4 million resulted primarily from net loss adjusted for non-cash items of $15.2 million and an increase in cash used by operating assets and liabilities of $13.2 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $11.9 million and income taxes of $13.4 million partially offset by favorable changes in accounts payable and other liabilities of $12.6 million. The increase in accounts receivable was primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The change in income taxes was primarily due to extension payments related to fiscal 2019 state income tax returns and deferred tax liabilities associated with DPM acquired intangibles.

For the nine months ended December 31, 2018, net cash used in operating activities of $40.3 million resulted primarily from net earnings adjusted for non-cash items of $35.7 million offset by a decrease in cash provided by operating assets and liabilities of $76.0 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in income taxes of $50.0 million and accounts receivable of $35.0 million, offset partially by favorable changes in accounts payable and other liabilities of $18.5. The change in income taxes was primarily due to the sale of AMS. The increase in accounts receivable was primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The increase in accounts payable and other liabilities was primarily due to the timing of payments to suppliers.

Investing Activities - Continuing Operations

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities and acquisitions. Expenditures related to our capitalized software may also vary from period to period based on development cycles. As development cycles shorten, we expect our capitalized costs to continue to decrease. Other periodic investing activities include cash paid in acquisitions, cash received in dispositions that are not classified as discontinued operations, and payments for investments.

For the nine months ended December 31, 2019, we used $115.2 million of cash in investing activities, primarily consisting of $10.3 million for capital expenditures, and $105.4 million for the acquisitions of DPM and Faktor.

For the nine months ended December 31, 2018, we used $7.8 million of cash in investing activities, consisting primarily of $4.0 million for capital expenditures, $2.5 million payment for an investment and $1.3 million for capitalized software.

Financing Activities - Continuing Operations

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

For the nine months ended December 31, 2019, we used $135.8 million of cash in financing activities, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $121.2 million (2.6 million shares), and $18.1 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.1 million shares). These uses of cash were partially offset by proceeds of $3.4 million from the sale of common stock from our equity compensation plans.

For the nine months ended December 31, 2018, we used $820.6 million of cash in financing activities, consisting primarily of the acquisition of treasury stock from the tender offer of $503.4 million (11.2 million shares), the payoff of the revolver debt of $230.0 million, the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $64.1 million (2.3 million shares), $36.9 million for shares repurchased for tax withholdings upon vesting of stock-based awards (1.0 million shares), and other payments of debt of $3.3 million. These uses of cash were partially offset by proceeds of $17.4 million from the sale of common stock from our equity compensation plans.

Discontinued operations

Net cash provided by discontinued operations was $2.3 billion in the prior year, primarily due to the net cash received in the sale of AMS.

Off-Balance Sheet Items and Commitments

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the nine months ended December 31, 2019, the Company repurchased 2.6 million shares of its common stock for $121.2 million under the stock repurchase program. Through December 31, 2019, the Company had repurchased a total of 25.1 million shares of its stock for $570.2 million under the stock repurchase program, leaving remaining capacity of $429.8 million.

Contractual Commitments

The following table presents the Company’s contractual cash obligations and purchase commitments at December 31, 2019.  Operating leases primarily consist of our various office facilities, purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service providers. The table does not include the future payment of liabilities related to uncertain tax positions of $22.4 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2020 represent the remaining three months ending March 31, 2020.  All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$2,725	$10,187	$9,147	$2,670	$725	$33	$25,487

Future minimum payments as of December 31, 2019 related to restructuring plans as a result of the Company's exit from certain leased office facilities are: Remainder of Fiscal 2020: $636; Fiscal 2021: $2,560; Fiscal 2022: $2,610; Fiscal 2023: $2,663; Fiscal 2024: $2,699; and Thereafter: $4,497.

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Purchase commitments	$5,220	$9,531	$5,201	$3,308	$96	$48	$23,404
Other commitments	6,215	21,912	25,575	27,720	7,525	—	88,947
Total purchase and other commitments	$11,435	$31,443	$30,776	$31,028	$7,621	$48	$112,351

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

•the possibility that there will be changes in consumer or business information industries, markets or regulations that negatively impact the Company;

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

•the possibility that we may experience processing errors that result in credits to customers, re-performance of services or payment of damages to customers or regulatory error;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2019, as compared with those discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchasesd as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	—	$—	—	$450,473,075
November 2019	195,500	$48.44	195,500	$441,002,759
December 2019	228,453	$49.22	228,453	$429,757,545
Total	423,953	$48.86	423,953	N/A

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. Through December 31, 2019, the Company had repurchased a total of 25.1 million shares of its stock for $570.2 million, leaving remaining capacity of $429.8 million under the stock repurchase program.

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2019, and March 31, 2019, (ii) Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Operations for the Nine Months ended December 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months ended December 31, 2019 and 2018, (v) Condensed Consolidated Statement of Equity for the Three Months and Nine Months ended December 31, 2019 and December 31, 2018, (vi) Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2019 and 2018, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveRamp Holdings, Inc.

Dated: February 5, 2020

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)