Form 10-K
period 2020-03-31
LiveRamp Holdings, Inc.
filed 2020-05-26
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ----- to -----

Commission file number 001-38669

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange was approximately $2,097,204,783. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of common stock, $ 0.10 par value per share, outstanding as of May 18, 2020 was 65,343,715.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”) of LiveRamp Holdings, Inc. (“LiveRamp,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

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

•our expectations regarding the potential impact of the pandemic related to the current and continuing outbreak of a novel strain of coronavirus ("COVID-19") on our business, operations, and the markets in which we and our partners and customers operate;
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
•statements of future performance, including, but not limited to, those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K;
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
•the possibility that our clients may cancel or modify their agreements with us, or may not make timely or complete payments due to the COVID-19 pandemic or other factors;
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
•general and global negative conditions, including the COVID-19 pandemic and related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

LiveRamp is a global technology company with a vision of making it safe and easy for companies to use data effectively. We provide a best-in-class enterprise data connectivity platform that helps organizations better leverage customer data within and outside their four walls. Powered by core identity capabilities and an extensive network, LiveRamp enables companies and their partners to better connect, control, and activate data to transform customer experiences and generate more valuable business outcomes.

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

During fiscal 2020, the Company closed its merger with Data Plus Math Corporation ("DPM"), a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes. The Company has included the financial results of DPM in the consolidated financial statements as of the second quarter of fiscal 2020. The acquisition date fair value of the consideration for DPM was approximately $118.0 million.

Industry

We are experiencing a convergence of several key industry trends that are shaping the future of how data is used to power the customer experience economy. Some of these key trends include:

Growing Data Usage

Advances in software and hardware and the growing use of the Internet have made it possible to collect and rapidly process massive amounts of personal data. Data vendors are able to collect user information across a wide range of offline and online properties and connected devices, and to aggregate and combine it with other data sources. This data can be integrated with a company's own proprietary data and can be made non-identifiable if the use case requires it. Through the use of these data sources, together with real-time feedback on consumer reactions to the ads, data-driven advertising increases the value of impressions for marketers, inventory owners and viewers who receive more personalized and relevant ads.

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

Increasing Fragmentation

Today, customer journeys span multiple channels and devices over time, resulting in data silos and fragmented identities. As consumers engage with brands across various touchpoints – over the web, mobile devices and applications, by email and television, and in physical stores – they may not be represented as single unique individuals with complex behaviors, appearing instead as disparate data points with dozens of different identifiers. Becky Smith who lives at 123 Main Street may appear as beckys@acme.com when she uses Facebook, becky@yahoo.com when she signs into Yahoo Finance, cookie 123 when she browses msn.com, cookie ABC when she browses aol.com, device ID 234 on Hulu and so on. As a result, enterprise marketers struggle to understand the cross-channel, cross-device habits of consumers and the different steps they take on their path to conversion. More specifically, data silos and fragmented identities prevent companies from being able to resolve all relevant data to a specific individual; this poses a challenge to the formation of accurate, actionable insights about a brand’s consumers or campaigns.

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

Data is at the center of exceptional customer experiences but is still vastly underutilized. Organizations must capture, analyze, understand – and, most importantly use – customer data to power the customer experience. By understanding which devices, email addresses, and postal addresses relate to the same individual, enterprise marketers can leverage that insight to deliver seamless experiences as consumers engage with a company across all touchpoints. At the same time, by reaching consumers at the individual level, organizations can reduce marketing waste and more easily attribute their marketing spend to actual results. Enterprise marketers recognize the huge opportunity big data brings, yet over half admit they are not using their data to effectively drive their customer experience.

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

•Ethical Use of Data. Preserving brand integrity and delivering positive customer experiences is a top priority for every company. Organizations must be able to manage large sets of complex data ethically, securely, within legal boundaries, and in a way that protects consumers from harms. Importantly, they must also honor consumer preferences and put procedures in place that enable individuals to control how, when and for what reasons companies collect and use information about them.

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

We are middleware for the customer experience economy. LiveRamp provides the trusted platform that sits in between customer data and the thousands of applications that data could power. We make data consistent, consumable and portable. We ensure the seamless connection of data to and from the customer experience applications our customers use. We empower businesses to make data more accessible and create richer, more meaningful experiences for their customers.

The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise data connectivity platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the 550 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

•Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally identifiable information or "PII"), and replaces them with anonymized IDs called IdentityLink™, a true people-based identifier. IdentityLink can then be distributed through direct integrations to the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

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

•Data Networks. We enable the search, discovery and distribution of data, with access to trusted industry leading third-party data globally. The LiveRamp platform allows users to organize, group and access customer data, connected via IdentityLink, to benefit from better campaign targeting and audience intelligence. Our platform also provides the tools for data providers to manage the organization, access, and operation of their data and services available across platforms, publishers, agencies, brands, and data companies. Providers and buyers can also choose to leverage our neutral data marketplace (see below for discussion on the LiveRamp Data Marketplace), featuring 150 providers across all verticals and data types.

•Measurement & Analytics. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with IdentityLink. Customers then can use that aggregated view of each customer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

•Analytics Environments. We also help enable in-house data science analytics, providing an end-to-end customized measurement solution designed for marketers looking to create an omnichannel view of the customer journey. Leveraging our identity graph, we help organizations control and aggregate all their customer data to interrogate, explore, analyze and report within our data science environment, that powers the deep functionality of a data lake.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 780 direct customers world-wide, including approximately 22% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

•Data Owners. Leveraging our vast network of integrations, we allow data owners to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to clients or made available through the LiveRamp Data Marketplace feature. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

We primarily charge for IdentityLink on an annual subscription basis. Our subscription pricing is based primarily on data volume supported by our platform.

Data Marketplace

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace is a solution that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Marketplace allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, it provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access ethically sourced, high-quality third-party data from more than 150 data owners, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data owners that are monetizing their data assets on our marketplace. This revenue is typically transactional in nature, tied to data volume purchased.

Competitive Strengths

Our competitive strengths can be mapped back to our core capabilities around data access, identity, connectivity and data stewardship – which together create strong network effects that form a larger strategic moat around the entire business.

•Extensive Coverage. We activate data across an ecosystem of more than 550 partners, representing the largest network of connections in the digital marketing space. We use 100% deterministic matching, resulting in the strongest combination of reach and accuracy. Through our Data Marketplace, we offer multi-sourced insight into approximately 700 million consumers worldwide, and over 5,000 data elements from hundreds of sources with permission rights.

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
•Unique Position in Marketing Ecosystem. We are the only open and neutral data connectivity platform operating at large scale. We provide the data connectivity required to build best-of-breed integrated marketing stacks, allowing our customers to innovate through their preferred choice of data, technology, and services providers. We strive to make every customer experience application more valuable by providing access to more customer data. We enable the open marketing stack and power the open ecosystem.
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

•Strong Customer Relationships. We work with over 780 direct customers world-wide and serve thousands of additional customers indirectly through our partner and reseller network. We have deep relationships with companies and marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our strong net dollar retention rate.

Growth Strategy

LiveRamp is a category creator, thought leader and innovator in how data is used to power the customer experience. Key elements of our growth strategy include:

•Grow our Customer Base. We have strong relationships with many of the world’s largest brands, agencies, marketing technology providers, publishers and data providers. Today, we work with over 780 direct customers globally; however, we believe our target market includes the world’s top 2,000 marketers, signaling there is still significant opportunity to add new customers to our roster. We expect to continue making investments in growing our sales and customer success team to support this strategy.

•Expand Existing Customer Relationships. A key growth lever for our business is the ability to land and expand – or grow existing customer relationships. Our subscription pricing is tiered based on data volume, so over time, as customers expand their usage and leverage their data across more use cases, we are able to grow our relationships. Today, we work with over 50 clients paying us $1 million or more, and as we continue to expand our coverage beyond programmatic, we expect to see this number grow.

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

•Build an Exceptional Business. We do not aspire to be mediocre, good, or even great – we intend to be the absolute best in everything we do. We attract and employ exceptional people, challenge them to accomplish exceptional things, and achieve exceptional results for our clients and shareholders. We will do this through six guiding principles: 1) Above all, we do what is right; 2) We love our customers; 3) We always say what we mean and do what we say; 4) We empower people; 5) We respect people and time; and 6) We get stuff done.

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

We have policies and operational practices governing our use of data that are designed to actively promote a set of meaningful privacy guidelines for digital advertising and direct marketing via all channels of addressable media, e-commerce, risk management and information industries as a whole. We are certified under the European Union ("EU")-U.S. and Swiss-U.S. Privacy Shield programs in an effort to ensure our continued ability to process information across borders. We have a dedicated team in place to oversee our compliance with the data protection regulations that govern our business activities in the various countries in which we operate.

The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention on matters concerning the collection and use of consumer data. Data privacy legislation has been introduced in the U.S. Congress, and California has enacted broad-based privacy legislation, the California Consumer Privacy Act. State legislatures outside of California have proposed, and in certain cases enacted, a variety of types of data privacy legislation. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being developed.

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

We seek to maintain long-term relationships with our clients. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our strong platform net dollar retention rate, which has been consistently north of 110% over the last eight quarters.

Our ten largest clients represented approximately 35% of our revenues in fiscal year 2020. If all of our individual client contractual relationships were aggregated at the holding company level, one client, The Interpublic Group of Companies, accounted for 14% of our revenues in fiscal year 2020.

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

Research and Development

We are building a global data connectivity platform to enable effective use of data. Our research and development teams are focused on the full cycle of product development from customer discovery through development, testing and release. Research and development expense was $106.0 million in fiscal 2020, compared to $85.7 million in fiscal 2019, and $60.7 million in fiscal 2018.  Management expects to maintain investment spending, as a percentage of revenue, at similar levels in fiscal 2021.

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

While the majority of our business is not subject to seasonal fluctuations, our Marketplace and other business experiences modest seasonality, as the revenue generated from this area of the business is more transactional in nature and tied to advertising spend. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. We expect our Marketplace and other revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole, as well as during the COVID-19 pandemic, which may lead to decreases in advertising budgets.

Pricing

Approximately 80% of our revenue is derived from subscription fees sold on an annual or multi-year basis. Our subscription pricing is tiered based on data volume supported by our platform. We also generate revenue from data providers, digital publishers and advanced TV platforms in the form of revenue-sharing agreements. It is unclear what effect the COVID-19 pandemic and its impact on our customers and our partners will have on our ability to continue to negotiate at current pricing levels and favorable revenue-sharing agreements.

Employees

LiveRamp employs approximately 1,150 employees (LiveRampers) worldwide. No U.S. LiveRampers are represented by a labor union or subject to a collective bargaining agreement. To the best of management’s knowledge, one LiveRamper is an elected member of works councils and trade unions representing LiveRamp employees in the European Union. LiveRamp has never experienced a work stoppage, and we believe that our employee relations are good.

Executive Officers of the Registrant

LiveRamp’s executive officers, their current positions, ages and business experience are listed below.  They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions.  There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 52, is the Chief Executive Officer of the Company. Prior to joining the Company in 2011, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010. In this role, he managed a multi-billion dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A|Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook). Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc. He previously served on the boards of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry, the Internet Advertising Bureau (IAB), and the Center for Medical Weight Loss. He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Warren C. Jenson, age 63, is the Company’s President, Chief Financial Officer & Executive Managing Director of International. He joined the Company in 2012 and is responsible for all aspects of LiveRamp’s financial management and the Company’s business operations outside the United States. Prior to joining the Company Mr. Jenson served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations. From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company. He has more than 30 years of experience in operational finance and has been CFO of some of the most important success stories of the last two decades, including Amazon.com, NBC and Electronic Arts. In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010. He also has significant experience in mergers and acquisitions, as well as in the development and formulation of strategic partnerships. Mr. Jenson’s board experience includes Cardtronics (NASDAQ: CATM), Tapjoy, and the Marshall School of Business at the University of Southern California. He holds a bachelor’s degree in accounting and a master of accountancy degree, both from Brigham Young University.

Jerry C. Jones, age 64, is the Company’s Executive Vice President, Chief Ethics and Legal Officer, and Assistant Secretary. He joined the Company in 1999 and currently oversees the Company’s legal, data ethics and human resources matters. He also assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives. Prior to joining the Company, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests. Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Compensation Committee and the Nominating & Governance Committee. He also serves on the executive committee of Privacy for America, the board of directors of ForwARd Arkansas and on the UA Little Rock Board of Visitors, and is a co-founder of uhire U.S. He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 60 democratic countries. He was a member of the board of directors of Heifer International until 2019 and Entrust, Inc. until it was purchased by private investors in 2009, and is former chairman of the board of the Arkansas Virtual Academy, a statewide virtual public school. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

James F. Arra, age 54, is President and Chief Commercial Officer of the Company. In this role he is responsible for leading the go-to-market strategy for LiveRamp’s client verticals: brands, agencies, data providers, platforms and publishers. Since joining LiveRamp in 2013, Mr. Arra has held several key leadership roles. From 2009 to 2012, Mr. Arra was Vice President of worldwide sales at TRUSTe, where he helped grow the company from less than 1,000 customers to more than 6,000 customers in just over three years. Prior to TRUSTe, he was in a sales leadership role at Vontu, a data security company that was acquired by Symantec, and before that was a vice president and general manager at FreeMarkets, a publicly traded SaaS company that subsequently merged with Ariba. Mr. Arra holds a bachelor’s degree in electrical engineering with a minor in quantitative economics and decision theory from the University of California, San Diego.

Anneka R. Gupta, age 32, is President and Head of Products and Platforms of the Company. She is responsible for leading LiveRamp’s product, engineering, marketing, and general and administrative functions. Previously Ms. Gupta was LiveRamp’s chief product officer, overseeing product strategy and execution. During her eight-year tenure at the Company, Ms. Gupta has led successful efforts in a variety of disciplines, including marketing, recruiting, product management and software development. In 2016, Ms. Gupta was recognized as a “Top 10 Digital Marketing Innovator” by AdAge magazine. She holds a bachelor’s degree in math and computational sciences from Stanford University and has completed the Executive Program at the Stanford University Graduate School of Business.

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

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Moreover, the conditions caused by the COVID-19 pandemic can affect the rate of spending on advertising products and could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest clients represented approximately 35% of our revenues in fiscal year 2020. If all of our individual client contractual relationships were aggregated at the holding company level, one client, The Interpublic Group of Companies, accounted for 14% of our revenues in fiscal year 2020.  The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results.

Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, leading to our inability to provide products and services to our clients, which could lead to a decrease in revenue and loss of client confidence.

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms.  We could suffer material adverse consequences if our data suppliers were to withhold their data from us, which could occur either because we fail to maintain sufficient relationships with the suppliers or if they decline to provide, or are prohibited from providing, such data to us due to legal, contractual, privacy, competition or other economic concerns.  For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if we breach their expectations of our use of their data, if they are acquired by one of our competitors, if legislation is passed restricting the use or dissemination of the data they provide, if market optics become negative regarding the sharing of their data with third parties or allowing the setting of cookies from their sites, if publishers change their privacy policies or user settings in a material manner that turns off or diminishes the volume of data we receive, or if judicial interpretations are issued restricting use of such data, or for other reasons.  Further, definitions in enacted or proposed state-level data broker legislation could be interpreted to apply to LiveRamp, potentially exposing the Company to negative perceptions and diminishing data available to it. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards.  If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we were to sever ties with our data suppliers based on their inability to meet appropriate data standards, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues and operating results.

Our business is subject to substantial competition from a diverse group of competitors.  New products and pricing strategies introduced by these competitors could decrease our market share or cause us to lower our prices in a manner that reduces our revenues and operating margin.

We operate in a highly competitive and rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and operating results. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, which may include large established companies, all of which currently offer, or may in the future offer, products and services that result in additional competition. These competitors may be in a better position to develop new products and pricing strategies that more quickly and effectively respond to changes in customer requirements in these markets.  Some of our competitors may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale.  Such introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business.  In such event, we could experience a decline in market share and revenues and be forced to reduce our prices, resulting in lower profit margins for the Company.

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. While the COVID-19 pandemic has not yet materially adversely impacted our sales or operations, we continue to monitor our operations, the operations of our customers and corporate partners, and government recommendations. The spread of an infectious disease may also result in, and, in the case of the COVID-19 pandemic has resulted in, regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers to deliver data on a timely basis, or at all, and overall economic instability.

A recession, depression or other sustained adverse market events resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic including transportation, travel and hospitality, retail and energy, may reduce their advertising spending or delay their advertising initiatives, which could materially and adversely impact our business. We may also experience curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services that could materially adversely impact our business, results of operations and overall financial performance in future periods. Existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic, or may attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.

In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), encouraged our employees to work remotely, implemented restrictions on all non-essential travel, and shifted certain of our customer, industry, investor, and employee events to virtual-only experiences and may deem it advisable to similarly alter, postpone or cancel entirely additional events in the future. Certain costs incurred in preparation for these events could not be recovered. If the COVID-19 pandemic worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. Further, we may experience increased cyberattacks and security challenges as our global employee base works remotely. Our employees' ability to effectively work remotely is also impacted by continued availability of internet connectivity and a general degradation of such would negatively impact their ability to work effectively.

The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are not within our control, are highly uncertain and cannot be predicted. Such future developments may include, among others, the duration and spread of the outbreak, new information that may emerge concerning the severity of COVID-19 and government actions to contain COVID-19 or treat its impact, impact on our customers and our sales cycles, impact on our customer, industry or employee events, and effect on our partners, vendors and supply chains. A significant outbreak of infectious diseases could result in, and in the case of COVID-19, has resulted in, a widespread health crisis that could adversely affect, and, in the case of COVID-19, has adversely affected economies and financial markets worldwide, resulting in an economic downturn or a prolonged contraction in the industries in which our customers operate that could affect demand for our products and services and otherwise adversely impact our business, financial condition and results of operations. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

In addition, we have seen significant volatility in the global markets, as well as significant interest rate and foreign currency volatility. As a result, the trading prices for our common stock and other S&P 500 and technology companies have been highly volatile, and such volatility may continue for the duration of and possibly beyond the COVID-19 pandemic.

The failure to attract, recruit, onboard and retain qualified personnel could hinder our ability to successfully execute our business strategy, which could have a material adverse effect on our financial position and operating results.

Our growth strategy and future success depends in large part on our ability to attract, recruit, onboard and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our products, processing functionality, software systems and services requires highly trained professionals.  While we presently have a sophisticated, dedicated and experienced team of associates who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding.  As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel.  The loss or prolonged absence of the services of highly trained personnel like our current team of associates, or the inability to recruit, attract, onboard and retain additional, qualified associates, could have a material adverse effect on our business, financial position or operating results.

If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

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

During the last fiscal year, we received approximately 7% of our revenues from business outside the United States.  In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost.  In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective clients.  Upon entering these markets, we must educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets.  Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the U.S. to the foreign subsidiaries.  Because of such loan or investment, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments.  We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Although we have developed systems and processes that are designed to protect our data, our client data, and data transmissions to prevent data loss, and to prevent or detect security breaches, our databases have in the past been and in the future may be subject to unauthorized access by third parties, and we may incur significant costs in protecting against or remediating cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data. Further, we could be forced to expend significant resources in response to a security breach, including those expended in repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations. In any event, a significant security breach could materially harm our business, financial condition and operating results.

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

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace.  Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data focused industries can affect our business and results of operations, and may lead to digital publishers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry.  For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data.  The negative public attention Facebook faced following revelations about Cambridge Analytica's use of data led Facebook to change how it delivers targeted advertising, as well as its relationship with us and some of our competitors. Additional public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services and adversely affect our business and operating results.

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

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. In January 2020, Google publicly stated it intends for Chrome to block third-party cookies at some point in the following 24 months. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

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

Finally, Google, the owner of the Chrome browser, has publicly stated that over the next several years it will no longer support the setting of third-party cookies. Apple, the owner of the Safari browser, had previously ceased supporting third-party cookies. Separately, and combined, these actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate and could negatively impact our business. We are currently offering and continuing to develop non-cookie based alternatives that can be used in the global ecosystem.

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

The regulatory framework for data privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future.  The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manners in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information.

In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, steps taken to de-identify personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the U.S. and abroad that focus on consumer protection or data privacy. Much of this scrutiny has focused on the use of cookies and other technology to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or de-identified identities across devices and channels. In addition, providers of Internet browsers have engaged in, or announced plans to continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies. For example, in January 2020 Google announced that at some point in the following 24 months the Chrome browser will block third-party cookies. Because we, and our clients, rely upon large volumes of such data collected primarily through cookies and similar technologies, it is possible that these efforts may have a substantial impact on our ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

In the U.S., the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data.  If an “opt-in” model were to be adopted in the U.S., less data would be available, and the cost of data would be higher. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020 and will come under California Attorney General ("AG") enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly. The CCPA is the subject of proposed regulations issued by the California AG, but those regulations have yet to be finalized. It remains unclear what the California AG's implementing regulations will be or how aspects of the CCPA will be interpreted. We cannot yet fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” The United Kingdom exited the European Union pursuant to Brexit on January 31, 2020, subject to a transition period for certain matters that is scheduled to run through December 31, 2020. Brexit has created an uncertain political and economic environment in the United Kingdom and other European Union countries. For example, a Data Protection Bill designed to be consistent with GDPR was enacted in the United Kingdom in May 2018, but it remains uncertain how data transfers to and from the United Kingdom will be regulated. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business may be seriously harmed.

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

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards or policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us which could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Location	Held	Use

United States:
San Francisco, California	Lease	Office space
New York, New York	Lease	Office space
Seattle, Washington	Lease	Office space
Little Rock, Arkansas	Lease	Office space
Philadelphia, Pennsylvania	Lease	Office space
Boston, Massachusetts	Lease	Office space

Europe:
London, England	Lease	Office space
Paris, France	Lease	Office space
Amsterdam, Netherlands	Lease	Office space

Asia-Pacific:
Shanghai, China	Lease	Office space
Nantong, China	Lease	Office space
Singapore, Singapore	Lease	Office space
Tokyo, Japan	Lease	Office space
Sydney, Australia	Lease	Office space

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

Stockholders

As of May 18, 2020, the approximate number of record holders of the Company’s common stock was 1,192.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years.  The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below compares the 5-year cumulative total return of our common stock with the cumulative total returns of the Russell 2000 index and S&P 400 IT Consulting and Other Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 3/31/2015 to 3/31/2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
350.000
300.000
250.000
200.000
150.000
100.000
50.000
March 2015
March 2016
March 2017
March 2018
March 2019
March 2020
LiveRamp Holdings Inc.
Russell 2000
S&P 400 IT Consulting GICS

	March 2015	March 2016	March 2017	March 2018	March 2019	March 2020
LiveRamp Holdings, Inc.	100.00	115.95	153.98	122.82	295.13	178.04
Russell 2000	100.00	90.24	113.90	127.33	129.94	98.77
S&P 400 IT Consulting	100.00	112.12	134.85	145.67	193.88	185.24

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

S&P® and S&P 500® are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC., 2020 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

Copyright© 2020 Russell Investment Group. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	—	—	—	$429,757,545
February 2020	363,945	38.05	363,945	$415,907,731
March 2020	1,452,900	32.45	1,452,900	$368,755,424
Total	1,816,845	33.58	1,816,845	N/A

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded, most recently on October 25, 2018.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. As of March 31, 2020, the Company had repurchased 26.9 million shares of its stock for $631.2 million, leaving remaining capacity of $368.8 million under the stock repurchase program.

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

Foreign Currency Exchange Rate Risk. LiveRamp has a presence in the United Kingdom, France, Netherlands, Australia, China, Singapore and Japan. Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries.  These advances are considered long-term investments, and any gain or loss resulting from exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on LiveRamp’s future costs or on future cash flows from foreign investments.  LiveRamp has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. There have been no changes since the end of the last fiscal year in our primary market risk exposures or the management of those exposures, and we do not expect any changes going forward.

Inflation. Although we cannot accurately determine the amounts attributable to inflation, we are affected by inflation through increased compensation costs and other operating expenses. If inflation were to increase over the low levels of recent years, the impact in the short run would be to cause increases in costs, which we would attempt to pass on to clients, although there is no assurance that we would be able to do so. Generally, the effects of inflation in recent years have been offset by technological advances, economies of scale and other operational efficiencies.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pages F-22 – F-63, which is attached hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020.  Based on their evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended).

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2020.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COVID-19

In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging, and in many cases requiring employees to work remotely due to local government orders. These changes have compelled us to modify some of our control procedures. However, those changes have so far not been material.

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The LiveRamp Board of Directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on LiveRamp’s website at www.liveramp.com under the “Corporate Governance” section of the site.  The remaining information required by this item appears under the captions “Election of Directors” and “Delinquent Section 16(a) Reports” in LiveRamp's 2020 Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item appears under the heading “Executive Compensation” in LiveRamp's 2020 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options under our existing equity compensation plans as of the end of fiscal 2020 (March 31, 2020):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (3)		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and in note (3))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1,129,552	1	$14.57	9,217,275
Equity compensation plans not approved by shareholders	221,106	2	13.74	40,130
Total	1,350,658		$14.43	9,257,405
_____________________________________________
1.This figure represents stock options issued under shareholder-approved stock option plans, of which 95,789 were assumed in connection with our fiscal 2015 acquisition of LiveRamp, Inc., 38,616 were assumed in connection with our fiscal 2017 acquisition of Arbor, 2,999 were assumed in connection with our fiscal 2017 acquisition of Circulate, and 95,270 were assumed in connection with our fiscal 2020 acquisition of Data Plus Math.
2.These shares were issued prior to October 1, 2018 (i.e., before our stock listing was transferred from NASDAQ to the New York Stock Exchange) pursuant to the Company’s 2011 Non-qualified Equity Compensation Plan described below, which does not require shareholder approval under the exception provided for in NASDAQ Marketplace Rule 5635(c)(4).
3.Does not include 3,897,084 shares subject to outstanding restricted stock unit awards as of March 31, 2020. Under the plans, as of March 31, 2020, a maximum of 4,424,255 shares remained available for delivery under the full value of awards (performance units and restricted stock units).

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

The remaining information required by this item appears under the heading “Stock Ownership” in LiveRamp's 2020 Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears under the headings “Related-Party Transactions” and “Corporate Governance - Board and Committee Matters” in LiveRamp's 2020 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears under the heading “Ratification of Independent Registered Public Accountant - Fees Billed for Services Rendered by Independent Auditor” in LiveRamp's 2020 Proxy Statement, which information is incorporated herein by reference.

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

3.  Exhibits.

The following exhibits are filed with this report or are incorporated by reference to previously filed material:

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation (previously filed on October 1, 2018 as Exhibit 3.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 38669, and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed on October 1, 2018, as Exhibit 3.2 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 1-38, and incorporated herein by reference)

4.1	Description of Share Capital (previously filed as Exhibit 4.1 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and incorporated herein by reference)
10.1	Amended and Restated Key Associate Stock Option Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, Registration No. 333-91395, as Exhibit 99.7, and incorporated herein by reference)
10.2	2005 Stock Purchase Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, Registration No. 333-127743, and incorporated herein by reference)
10.3	Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, Registration No. 333-219839, and incorporated by herein reference)
10.4
Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.27 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

Exhibit No.
10.5
First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed as Exhibit 10.28 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.6
Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed as Exhibit 10.29 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporated herein by reference)

10.7
First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed as Exhibit 10.30 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and incorporation herein by reference)

10.8
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Commission File No. 0-13163, and incorporated herein by reference)

10.9
Amended and Restated 2010 Executive Officer Severance Policy (previously filed as Exhibit 10.9 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and incorporated herein by reference)

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

10.14	Circulate Equity Compensation Plan (previously filed on October 2, 2018, as Exhibit 10.4 to Registration No. 333-214926, and incorporated herein by reference)
10.15	2018 Equity Compensation Plan of Pacific Data Partners LLC (previously filed on October 2, 2018, as Exhibit 99.10 to Registration No. 333-227540, and incorporated herein by reference)
10.16	Data Plus Math Corporation 2016 Equity Incentive Plan (previously filed on August 1, 2019, as Exhibit 10.1 to Registration No. 333-232963, and incorporated herein by reference)
10.17
Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of the Company (previously filed as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 0-13163, and incorporated herein by reference).

10.18	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of the Company
10.19	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of the Company
10.20
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

Exhibit No.
10.22
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

10.24
Form of Officer and Key Employee Indemnity Agreement (previously filed as Exhibit 10.25 to LiveRamp Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2019, and incorporated herein by reference)

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
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019, 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2020, 2019 and 2018; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2020, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Date: May 22, 2020	By:	/s/ Warren C. Jenson
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	May 22, 2020
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 22, 2020
Timothy R. Cadogan

/s/ Vivian Chow*	Director	May 22, 2020
Vivian Chow

/s/ William T. Dillard II*	Director	May 22, 2020
William T. Dillard II

/s/ Richard P. Fox*	Director	May 22, 2020
Richard P. Fox

/s/ William J. Henderson*	Director	May 22, 2020
William J. Henderson

/s/ Scott E. Howe*	Director, CEO (principal executive officer)	May 22, 2020
Scott E. Howe

/s/ Clark M. Kokich*	Director (Non-Executive Chairman of the Board)	May 22, 2020
Clark M. Kokich

/s/ Debora B. Tomlin*	Director	May 22, 2020
Debora B. Tomlin

/s/ Warren C. Jenson	President, CFO & Executive MD of International (principal financial and accounting officer)	May 22, 2020
Warren C. Jenson

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

LIVERAMP HOLDINGS, INC.
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2020

LIVERAMP HOLDINGS, INC.
SELECTED FINANCIAL DATA
(In thousands, except per share data)

Year ended March 31,	2020	2019	2018	2017	2016
Statement of operations data:
Revenues	$380,572	$285,620	$220,101	$174,760	$166,551
Net loss from continuing operations	$(125,261)	$(133,947)	$(67,299)	$(85,576)	$(109,211)
Earnings from discontinued operations, net of tax	750	1,162,494	90,779	89,684	115,914
Net earnings (loss)	$(124,511)	$1,028,547	$23,480	$4,108	$6,703
Basic earnings (loss) per share:
Net loss from continuing operations	$(1.85)	$(1.79)	$(0.85)	$(1.10)	$(1.41)
Net earnings from discontinued operations	0.01	15.50	1.15	1.16	1.49
Net earnings (loss)	$(1.84)	$13.71	$0.30	$0.05	$0.09
Diluted earnings (loss) per share:
Net loss from continuing operations	$(1.85)	$(1.79)	$(0.85)	$(1.10)	$(1.41)
Net earnings from discontinued operations	0.01	15.50	1.15	1.16	1.49
Net earnings (loss)	$(1.84)	$13.71	$0.30	$0.05	$0.09

LiveRamp has not paid cash dividends for any of the periods reported.

As of March 31,	2020	2019	2018	2017	2016
Balance sheet data:
Current assets	$896,393	$1,192,076	$360,589	$368,946	$376,010
Current liabilities	$161,382	$95,118	$178,599	$230,640	$224,000
Total assets	$1,301,889	$1,472,911	$1,209,497	$1,234,965	$1,149,849
Long-term debt, excluding current installments	$—	$—	$227,837	$189,241	$157,897
Total equity	$1,087,512	$1,330,832	$749,095	$738,980	$698,968

The selected financial data for the periods reported above has been derived from the consolidated financial statements and, unless otherwise indicated, reflect the Company’s continuing operations.  Refer to Note 6 – Discontinued Operations for additional information regarding discontinued operations.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes contained in this report. The historical results are not necessarily indicative of results to be expected in any future period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes to those statements included in Item 8 to this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled "Item 1A. Risk Factors".

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction and overview, including our operating segment, sources of revenue, summary results and notable events. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

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

LiveRamp is a global technology company with a vision of making it safe and easy for companies to use data effectively. We provide a best-in-class enterprise data connectivity platform that helps organizations better leverage customer data within and outside their four walls. Powered by core identity capabilities and an extensive network, LiveRamp enables companies and their partners to better connect, control, and activate data to transform customer experiences and generate more valuable business outcomes.

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

Sources of Revenues

LiveRamp recognizes revenue from the following sources: (i) subscription revenue, which consists primarily of subscription fees from clients accessing our platform; and (ii) marketplace and other revenue, which primarily consists of revenue-sharing fees generated from data transactions through our LiveRamp Data Marketplace, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers. Our platform subscription pricing is tiered based on data volume supported by our platform.

The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise data connectivity platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the 550 plus partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

• Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally identifiable information or "PII"), and replaces them with de-identified IDs called IdentityLink™, a true people-based identifier. IdentityLink can then be distributed through direct integrations to the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

• Identity Resolution. We provide enterprise-level identity resolution with accuracy, reach, privacy, flexibility and scale. Our identity resolution capabilities are built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy while still being privacy-compliant. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph associates anonymous device IDs, cookie IDs and other online customer IDs from premium publishers, platforms or data providers, around an IdentityLink. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user in non-identifiable spaces.

• Data Networks. We enable the search, discovery and distribution of data, with access to trusted industry leading third-party data globally. The LiveRamp platform allows users to organize, group and access customer data, connected via IdentityLink, to benefit from better campaign targeting and audience intelligence. Our platform also provides the tools for data providers to manage the organization, access, and operation of their data and services available across platforms, publishers, agencies, brands, and data companies. Providers and buyers can also choose to leverage our neutral data marketplace (see below for discussion on the LiveRamp Data Marketplace), featuring 150 providers across all verticals and data types.

• Measurement & Analytics. We power highly accurate and complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with IdentityLink. Customers then can use that aggregated view of each consumer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

• Analytics Environments. We also help enable in-house data science analytics, providing an end-to-end customized measurement solution designed for marketers looking to create an omnichannel view of the customer journey. Leveraging our identity graph, we help organizations control and aggregate all their customer data to interrogate, explore, analyze and report within our data science environment, that powers the deep functionality of a data lake.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 780 direct customers world-wide, including approximately 22% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

• Brands and Agencies. We work with over 430 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

• Data Owners. Leveraging our vast network of integrations, we allow data owners to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to clients or made available through the LiveRamp Data Marketplace feature. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

We generally charge for IdentityLink on an annual subscription basis. Our subscription pricing is based primarily on data volume supported by our platform.

Data Marketplace

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace is a solution that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Marketplace allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, it provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access ethically sourced, high-quality third-party data from more than 150 data owners, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data owners that are monetizing their data assets on our marketplace. This revenue is typically transactional in nature, tied to data volume purchased.

Summary Results and Notable Events

During fiscal 2020, the Company closed its merger with Data Plus Math Corporation ("DPM"), a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes. The Company has included the financial results of DPM in the consolidated financial statements as of the second quarter of fiscal 2020. The acquisition date fair value of the consideration for DPM was approximately $118.0 million.

During fiscal 2020, the Company acquired all of the outstanding shares of Faktor B. V. ("Faktor"). Faktor is a global consent management platform that allows consumers to control how their data is collected, used, and transferred for usage to another party. The Company has included the financial results of Faktor in the consolidated financial statements as of the first quarter of fiscal 2020.The Company paid approximately $4.5 million in cash for the acquired shares.

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

A financial summary of the fiscal year ended March 31, 2020 is presented below:
•Revenues were $380.6 million, a 33.2% increase from $285.6 million in fiscal 2019.
•Cost of revenue was $152.7 million, a 26.5% increase from $120.7 million in fiscal 2019.
•Gross margin increased to 59.9% from 57.7% in fiscal 2019.
•Total operating expenses were $408.8 million, a 12.6% increase from $363.0 million in fiscal 2019.
•Cost of revenue and operating expenses for fiscal 2020 and 2019 include the following items:
◦Non-cash stock compensation of $89.4 million and $102.7 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $19.0 million and $15.9 million, respectively (cost of revenue)
◦Accelerated depreciation of $3.6 million and $3.8 million, respectively (cost of revenue and operating expenses)
◦Restructuring and merger charges of $5.0 million and $19.9 million, respectively (gains, losses and other)
◦Separation and transformation costs of $2.1 million in fiscal 2019 (operating expenses)
•Net loss from continuing operations was $123.9 million, a loss of $1.83 per diluted share, compared to a net loss from continuing operations of $133.9 million, or $1.79 per diluted share in fiscal 2019.

•Net cash used by operating activities was $28.6 million compared to $2.0 million in fiscal 2019.
•The Company repurchased 4.4 million shares of its common stock for $182.2 million under the Company's common stock repurchase program.
This summary highlights financial results as well as other significant events and transactions of the Company during the fiscal years ended March 31, 2020, 2019 and 2018.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s consolidated financial statements and footnotes accompanying this report.

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

LiveRamp recognizes revenue from the following sources: (i) subscription revenue, which consists primarily of subscription fees from clients accessing our LiveRamp platform; and (ii) marketplace and other revenue, which primarily consists of revenue-sharing fees generated from access to data through our LiveRamp Data Marketplace, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers. Our subscription pricing is tiered based on data volume supported by our platform.

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

Identification of the performance obligations

As part of accounting for arrangements with multiple performance obligations, we must assess whether each performance obligation is distinct. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We have determined that our subscriptions to the platform is distinct and access to data for revenue-sharing and usage-based arrangements are distinct because, once a customer has access to the platform, the product is fully functional and does not require any additional development, modification, or customization.

Determination of the transaction price

The transaction price is the amount of consideration we expect to be entitled to in exchange for transferring services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved.

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each distinct performance obligation based on the standalone selling price ("SSP") of each service. We generally determine the SSP based on contractual selling prices when the obligation is sold on a standalone basis, as well as market conditions, competition, and pricing practices. As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the services are made available to customers. Marketplace and other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Marketplace and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and end users, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to end users that is remitted to data providers is not reflected as revenues.

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

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. As such, the Company plans to carry back its fiscal 2020 NOL, resulting in an expected refund of approximately $32 million.

Results of Operations

A summary of selected financial information for each of the fiscal years reported is presented below (dollars in thousands, except per share amounts):

				% Change	% Change
	2020	2019	2018	2020-2019	2019-2018
Revenues	$380,572	$285,620	$220,101	33%	30%
Cost of revenue	152,704	120,718	96,396	26	25
Gross profit	227,868	164,902	123,705	38	33
Total operating expenses	408,790	363,048	257,229	13	41
Loss from operations	(180,922)	(198,146)	(133,524)	(9)	220
Net loss from continuing operations	(125,261)	(133,947)	(67,299)	(6)	148
Diluted loss per share from continuing operations	$(1.85)	$(1.79)	$(0.85)	3%	146%

Revenues

The Company's revenues for each of the fiscal years reported is presented below (dollars in thousands):

				% Change	% Change
	2020	2019	2018	2020-2019	2019-2018
Revenues:
Subscription	$305,679	$236,718	$172,079	29%	38%
Marketplace and Other	74,893	48,902	48,022	53	2
Total revenues	$380,572	$285,620	$220,101	33%	30%

Total revenues were $380.6 million in fiscal 2020, a $95.0 million, or 33.2% increase from fiscal 2019. The increase was due to Subscription growth of $69.0 million, or 29.1%, primarily due to new logo deals and upsell to existing customers. Marketplace and Other growth was $26.0 million, or 53.1%, primarily due to Data Marketplace and TV transactional growth. On a geographic basis, U.S. revenue increased $92.3 million, or 35.2%. International revenue increased $2.7 million, or 11.3%.

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

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the fiscal years reported is presented below (dollars in thousands):

				% Change	% Change
	2020	2019	2018	2020-2019	2019-2018
Cost of revenue	$152,704	$120,718	$96,396	26%	25%
Gross profit	$227,868	$164,902	$123,705	38%	33%
Gross margin	59.9%	57.7%	56.2%	4%	3%

Cost of revenue: Includes third-party direct costs including Identity Graph data and cloud and hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $152.7 million in fiscal 2020, a $32.0 million, or 26.5%, increase from fiscal 2019. Gross margins increased to 59.9% compared to 57.7% in the prior year. The gross margin increase was due primarily to revenue growth and decreased identity graph data costs of $1.1 million as well as $0.9 million in non-cash stock compensation expense. In March 2019, the Company accelerated the vesting of certain time-vesting restricted stock units that would otherwise have vested over the subsequent six months to take advantage of significant cash tax savings opportunities. These decreases were offset partially by increases in security, purchased intangible asset amortization and hosting and TV direct costs. U.S. gross margins increased to 61.4% in fiscal 2020 from 59.6% in fiscal 2019. International gross margins increased to 39.4% from 36.9%.

Cost of revenue was $120.7 million in fiscal 2019, a $24.3 million, or 25.2%, increase from fiscal 2018. Gross margins increased to 57.7% compared to 56.2% in the prior year. The gross margin increase was due to the revenue growth, offset partially by increased identity graph data and security costs, as well as accelerated depreciation, and costs associated with the Company's migration to a new cloud based IT infrastructure. Until the third quarter of fiscal year 2019, costs associated with AbiliTec were shared with AMS. Beginning in the third quarter of fiscal 2019, LiveRamp now has a revenue arrangement with AMS for its use of AbiliTec and bears all costs for AbiliTec. U.S. gross margins increased to 59.6% in fiscal 2019 from 58.6% in fiscal 2018. International gross margins increased to 36.9% from 35.1%.

Operating Expenses

The Company’s operating expenses for each of the fiscal years reported is presented below (dollars in thousands):

				% Change	% Change
	2020	2019	2018	2020-2019	2019-2018
Operating expenses:
Research and development	$105,981	$85,697	$60,713	24%	41%
Sales and marketing	188,905	158,540	108,639	19	46
General and administrative	108,903	98,878	85,154	10	16
Gains, losses and other items, net	5,001	19,933	2,723	(75)	632
Total operating expenses	$408,790	$363,048	$257,229	13%	41%

Research and development (“R&D”): Includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $106.0 million in fiscal 2020, an increase of $20.3 million, or 23.7% compared to fiscal 2019, and were 27.8% of total revenues compared to 30.0% in fiscal 2019. The increase was primarily due to an increase in ongoing investment in LiveRamp products, offset by a decrease in non-cash stock-based compensation expense of $5.0 million due to the accelerated vesting in the prior year as previously described.

R&D expenses were $85.7 million in fiscal 2019, an increase of $25.0 million, or 41.2%, compared to fiscal 2018, and were 30.0% of total revenues compared to 27.6% in fiscal 2018. The increase was due to an increase in non-cash stock compensation of $12.6 million due to the acceleration previously discussed, and ongoing investment in LiveRamp products.

Sales and marketing (“S&M”): Includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $188.9 million in fiscal 2020, an increase of $30.4 million, or 19.2%, compared to fiscal 2019, and are 49.6% of total revenues compared to 55.5% in fiscal 2019. The increase in S&M expenses was due to increased headcount to support revenue growth initiatives and increased bad debt expense on growing revenue levels and the estimated impact of COVID-19 collection risk on certain customer industries, offset partially by a $6.0 million decrease in non-cash stock-based compensation expense. Current year S&M expenses included $38.0 million of non-cash stock-based compensation expense compared to $44.0 million in the prior year as previously described.

S&M expenses were $158.5 million in fiscal 2019, an increase of $49.9 million, or 45.9%, compared to fiscal 2018, and are 55.5% of total revenues compared to 49.4% in fiscal 2018. The increase was due to an increase in non-cash stock compensation of $20.6 million due to the acceleration previously discussed, other incentive-based compensation, and headcount to support revenue growth initiatives.

General and administrative (G&A): Represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $108.9 million in fiscal 2020, an increase of $10.0 million, or 10.1% compared to fiscal 2019, and were 28.6% of total revenues compared to 34.6% in fiscal 2019. Current year G&A expenses included $24.4 million of non-cash stock-based compensation compared to $25.8 million in the prior year. The prior year stock-based compensation included performance awards adjustments due to the sale of AMS and award modifications (revised vesting terms) for transition associates. The remaining increase in G&A expenses is primarily headcount related to support business growth.

G&A expenses were $98.9 million in fiscal 2019, an increase of $13.7 million, or 16.1%, compared to fiscal 2018, and were 34.6% of total revenues compared to 38.7% in fiscal 2018. Fiscal 2019 expenses included $2.1 million of expenses related to business separation costs compared to $17.8 million in fiscal 2018. The prior year costs were primarily related to AMS separation planning and readiness activities. Additionally, G&A expenses included $25.8 million of non-cash stock-based compensation compared to $11.2 million in fiscal 2018. The increase was due to PSU conversions to RSUs at 200% on the date of the AMS disposition, new LiveRamp leadership equity grants in the current year, and award modifications (revised vesting terms). The remaining increase in G&A expenses is primarily headcount related to support business growth.

Gains, losses, and other items, net: Represents restructuring costs and other adjustments.

Gains, losses and other items, net were $5.0 million in fiscal 2020, a decrease of $14.9 million compared to fiscal 2019. The fiscal 2020 amount included $2.3 million in severance (transition retention costs) and other associate-related charges, a $1.1 million charge related to the restructuring of the Redwood City, California lease due primarily to the lease termination by a sub-lessee, and $1.1 million related to an early termination of a data center services agreement.

Gains, losses and other items, net were $19.9 million in fiscal 2019, an increase of $17.2 million compared to fiscal 2018. The fiscal 2019 amount included a $12.2 million charge related to an early termination of a data supplier contract, $6.2 million in severance and other associate-related charges, and a $1.6 million charge related to the restructuring of the Redwood City, California lease.

Loss from Operations and Operating Margin

Loss from operations was $180.9 million in fiscal 2020 compared to $198.1 million in fiscal 2019. Operating margin was negative 47.5% compared to negative 69.4%. The improvement was primarily due to increased gross profit from an increase in revenue, lower non-cash stock-based compensation expense related to the acceleration of certain awards in fiscal 2019, and the $12.2 million early termination of the data supplier contract in the prior year.

Loss from operations was $198.1 million in fiscal 2019 compared to $133.5 million in fiscal 2018. Operating margin was a negative 69.4% compared to a negative 60.7% in fiscal 2018. The increase of $64.6 million was due primarily to increases in non-cash stock compensation of $49.9 million due primarily to PSU conversions to RSUs at 200% on the date of the AMS disposition, new LiveRamp leadership equity grants in the current year, award modifications (vesting terms modified to end of transition term) for transition associates, and vesting modifications for income tax planning purposes. Approximately $19.8 million of the increase in stock-based compensation was due to vesting acceleration of awards that would have otherwise vested over the next six months to take advantage of significant cash tax savings opportunities. Additionally, restructuring charges increased $12.2 million due to the early termination of a data supplier contract. These increases were partially offset by a $15.7 million decrease in separation costs included in G&A.

Other Income and Income Taxes

Other income was $15.4 million in fiscal 2020 compared to $18.8 million in fiscal 2019 and $0.5 million in fiscal 2018. Other income is primarily interest income related to invested cash proceeds from the sale of AMS in October 2018.

Income tax benefit was $40.3 million on a pretax loss of $165.5 million for fiscal 2020. The effective tax rate was 24% as compared to an expected rate of 21%, or a difference of $5.5 million. The difference is due to a $9.0 million income tax expense due to nondeductible stock-based compensation, a net $1.5 million benefit related to U.S. research and development tax credits, a $4.0 million benefit related to net excess tax benefits from stock-based compensation, a $2.2 million benefit related to the release of valuation allowance against deferred tax assets, and a $7.4 million benefit related to higher income tax rates applicable to net operating loss carrybacks.

Income tax benefit was $45.4 million on pretax loss of $179.4 million for fiscal 2019. The effective tax rate was 25% as compared to an expected rate of 21%, or a difference of $7.7 million. The difference is due to a $5.3 million income tax expense due to nondeductible stock-based compensation, primarily related to the Arbor and Circulate acquisitions, a net $3.1 million benefit related to U.S. research and development tax credits, a $10.7 million benefit related to net excess tax benefits from stock-based compensation, and a $5.2 million expense related to establishing a valuation allowance against deferred tax assets.

Discontinued Operations

Summary results of operations of AMS, which are included in earnings from discontinued operations, net of tax, in the Company's consolidated statements of operations for each of the fiscal years reported is presented below (dollars in thousands):

	2020	2019	2018
Revenues	$—	$332,185	$697,305

Earnings (loss) from discontinued operations before gain on disposition and income taxes	—	(40,796)	133,731
Gain on sale of discontinued operations before income taxes	957	1,673,636	—
Income taxes	207	470,346	42,952
Earnings from discontinued operations, net of tax	$750	$1,162,494	$90,779

Capital Resources and Liquidity

The Company’s cash and cash equivalents is primarily located in the United States.  Approximately $16.3 million of the total cash balance of $717.8 million, or approximately 2.3%, is located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $92.8 million at March 31, 2020, an increase of $14.2 million, compared to $78.6 million at March 31, 2019. Days sales outstanding, a measurement of the time it takes to collect receivables, were 80 days at March 31, 2020, compared to 90 days at March 31, 2019. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected; attention is being paid to the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable.

Working capital at March 31, 2020 totaled $735.0 million, a $361.9 million decrease when compared to $1.1 billion at March 31, 2019.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the current global COVID-19 pandemic, our liquidity position may change, including the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. The outbreak of COVID-19 has caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the years reported is presented below (dollars in thousands):

	2020	2019	2018

Net cash used in operating activities	$(28,575)	$(1,978)	$(14,090)
Net cash used in investing activities	$(116,203)	$(11,142)	$(14,119)
Net cash used in financing activities	$(201,976)	$(841,508)	$(81,540)
Net cash provided by discontinued operations	$18,375	$1,777,833	$79,649

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

In fiscal 2020, net cash used in operating activities of $28.6 million resulted primarily from net earnings adjusted for non-cash items of $2.1 million offset by an increase in cash used by operating assets and liabilities of $30.6 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in income taxes of $25.5 million, accounts receivable of $20.5 million and deferred commissions of $5.3 million partially offset by favorable changes in accounts payable and other liabilities of $23.0 million. The increase in income taxes is based on refunds available to the Company as a result of the CARES Act NOL carryback provisions. The increase in accounts receivable is primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The increase in accounts payable and other liabilities is primarily due to expense growth and the timing of payments to suppliers.

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

Investing Activities - Continuing Operations

Our primary investing activities have consisted of acquisitions and capital expenditures in support of our expanding headcount as a result of our growth. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities and acquisitions.

In fiscal 2020, net cash used in investing activities of $116.2 million primarily consisted of $11.7 million for capital expenditures, and $105.4 million for the acquisitions of DPM and Faktor.

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

In fiscal 2020, net cash used in financing activities was $202.0 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $182.2 million (4.4 million shares), and $24.5 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.5 million shares). These uses of cash were partially offset by proceeds of $4.7 million from the sale of common stock from our equity compensation plans.

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

Discontinued operations

In fiscal 2020, net cash provided by discontinued operations was $18.4 million primarily related to the final AMS disposition true-up payment.

In fiscal 2019, net cash provided by discontinued operations was $1.8 billion, primarily due to net proceeds from the sale of AMS of $2.3 billion offset partially by income taxes. In fiscal 2018, net cash provided by discontinued operations was $79.6 million related to AMS.

Off-Balance Sheet Items and Commitments

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the twelve months ended March 31, 2020, the Company repurchased 4.4 million shares of its common stock for $182.2 million under the stock repurchase program. Through March 31, 2020, the Company had repurchased a total of 26.9 million shares of its stock for $631.2 million under the stock repurchase program, leaving remaining capacity of $368.8 million.

Contractual Commitments

The following table presents the Company’s contractual cash obligations and purchase commitments at March 31, 2020.  Operating leases primarily consist of our various office facilities, purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.0 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Operating leases	$10,703	$9,076	$2,678	$767	$65	$23,289

Future minimum payments as of March 31, 2020 related to restructuring plans as a result of the Company's exit from certain leased office facilities are: Fiscal 2021: $2,560; Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Thereafter: $1,799.

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Purchase commitments	$11,298	$5,293	$3,392	$96	$48	$20,127
Other commitments	22,316	25,754	27,867	7,519	—	83,456
Total purchase and other commitments	$33,614	$31,047	$31,259	$7,615	$48	$103,583

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Adoption of New Accounting Standards” and “Recent Accounting Pronouncements” under Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LiveRamp Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LiveRamp Holdings, Inc. and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2020 and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of ASU No. 2016-02, codified as ASC 842, Leases. As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of April 1, 2018 due to the adoption of ASU No. 2014-09, codified as ASC 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the sufficiency of audit evidence over revenue

As discussed in Notes 1 and 3 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $380.6 million of total revenues for the year ended March 31, 2020, of which $305.7 million was subscription related, and $74.9 million was marketplace and other related.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the nature and extent of audit evidence obtained for new revenue contracts or amendments of existing contracts required subjective auditor judgment because of the non-standard nature of the Company’s revenue contracts.

The primary procedures we performed to address this critical audit matter included the following. We applied auditor judgment to determine the nature and extent of procedures to be performed over new or amended revenue contracts. We tested certain internal controls over the Company’s revenue recognition process, including controls over the Company’s assessment of the revenue recognition requirements for new or amended revenue contracts. We tested certain new or amended contracts by reading the underlying contracts and evaluating the Company’s assessment of the revenue recognition requirements. We obtained external confirmation directly from certain of the Company’s customers and compared the terms and conditions relevant to the Company’s revenue recognition to the Company’s contracts with those customers. We assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. In addition, we evaluated the overall sufficiency of audit evidence obtained over revenue.

Evaluation of the initial measurement of certain intangible assets acquired

As discussed in Note 5 to the consolidated financial statements, on July 2, 2019, the Company acquired Data Plus Math Corporation (“DPM”) in a business combination. As a result of the transaction, the Company acquired data supply relationships, developed technology, customer relationships, and trademarks intangible assets. The acquisition-date fair value for the intangible assets was $34.0 million.

We identified the evaluation of the initial measurement of the acquired data supply relationships, developed technology, and customer relationships intangible assets acquired in the DPM transaction as a critical audit matter. There was a high degree of subjectivity in evaluating the revenue growth rates, discount rates and royalty rate used in the valuation models to calculate the acquisition-date fair value of the intangible assets. The valuation models included the internally-developed assumptions noted above, for which there was limited observable market information, and the calculated fair value of such assets was sensitive to changes to certain assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process to develop the assumptions noted above. We evaluated the Company’s forecasted revenue growth rates by comparing the forecasted revenue growth assumptions to the Company’s recent similar transactions. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

- evaluating the Company’s discount rates, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities;

- evaluating the Company’s developed technology royalty rate by comparing it to publicly available data for comparable entities; and

- assessing the estimated fair values of the intangible assets using the Company’s cash flow forecasts and our independently developed discount rate ranges.

KPMG LLP

We have served as the Company's auditor since 2003.

Dallas, Texas
May 22, 2020

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	March 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$717,811	$1,061,473
Restricted cash	14,815	—
Trade accounts receivable, net	92,761	78,563
Refundable income taxes	38,340	7,890
Other current assets	32,666	44,150
Total current assets	896,393	1,192,076

Property and equipment, net of accumulated depreciation and amortization	19,321	26,043
Intangible assets, net	45,200	28,592
Goodwill	297,796	204,656
Deferred commissions, net	16,014	10,741
Other assets, net	27,165	10,803
	$1,301,889	$1,472,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$42,204	$31,203
Accrued payroll and related expenses	28,791	18,715
Other accrued expenses	68,991	40,916
Acquisition escrow payable	14,815	—
Deferred revenue	6,581	4,284
Total current liabilities	161,382	95,118

Other liabilities	52,995	46,961

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value (authorized 1 million shares; issued 0 shares at March 31, 2020 and 2019, respectively)	—	—
Common stock, $0.10 par value (authorized 200 million shares; issued 143.9 million and 141.9 million shares at March 31, 2020 and 2019, respectively)	14,394	14,187
Additional paid-in capital	1,496,565	1,406,813
Retained earnings	1,545,094	1,669,605
Accumulated other comprehensive income	5,745	7,801
Treasury stock, at cost (78.1 million and 73.2 million n shares at March 31, 2020 and 2019, respectively)	(1,974,286)	(1,767,574)
Total stockholders' equity	1,087,512	1,330,832
	$1,301,889	$1,472,911

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year ended March 31,
	2020	2019	2018
Revenues	$380,572	$285,620	$220,101
Cost of revenue	152,704	120,718	96,396
Gross profit	227,868	164,902	123,705
Operating expenses:
Research and development	105,981	85,697	60,713
Sales and marketing	188,905	158,540	108,639
General and administrative	108,903	98,878	85,154
Gains, losses and other items, net	5,001	19,933	2,723
Total operating expenses	408,790	363,048	257,229
Loss from operations	(180,922)	(198,146)	(133,524)
Total other income	15,385	18,790	502
Loss from continuing operations before income taxes	(165,537)	(179,356)	(133,022)
Income taxes (benefit)	(40,276)	(45,409)	(65,723)
Net loss from continuing operations	(125,261)	(133,947)	(67,299)
Earnings from discontinued operations, net of tax	750	1,162,494	90,779
Net earnings (loss)	$(124,511)	$1,028,547	$23,480

Basic earnings (loss) per share:
Continuing operations	$(1.85)	$(1.79)	$(0.85)
Discontinued operations	0.01	15.50	1.15
Net earnings (loss)	$(1.84)	$13.71	$0.30

Diluted earnings (loss) per share:
Continuing operations	$(1.85)	$(1.79)	$(0.85)
Discontinued operations	0.01	15.50	1.15
Net earnings (loss)	$(1.84)	$13.71	$0.30

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year ended March 31,
	2020	2019	2018
Net earnings (loss)	$(124,511)	$1,028,547	$23,480
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,056)	(2,966)	2,768
Comprehensive income (loss)	$(126,567)	$1,025,581	$26,248

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2017	132,875,373	$13,288	$1,154,429	$602,609	$7,999	(54,582,392)	$(1,039,345)	$738,980
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	384	2,242	—	—	—	2,626
Employee stock awards, benefit plans and other issuances	1,054,754	105	19,622	—	—	(420,419)	(11,062)	8,665
Non-cash stock-based compensation	628,208	63	61,397	—	—	—	—	61,460
Restricted stock units vested	1,521,341	153	(153)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(3,302,106)	(88,884)	(88,884)
Comprehensive income:
Foreign currency translation	—	—	—	—	2,768	—	—	2,768
Net earnings	—	—	—	23,480	—	—	—	23,480
Balances at March 31, 2018	136,079,676	$13,609	$1,235,679	$628,331	$10,767	(58,304,917)	$(1,139,291)	$749,095
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	12,727	—	—	—	12,727
Employee stock awards, benefit plans and other issuances	1,330,757	133	20,286	—	—	(1,202,243)	(50,520)	(30,101)
Non-cash stock-based compensation	415,706	41	88,442	—	—	—	—	88,483
Non-cash stock-based compensation from discontinued operations	—	—	62,861	—	—	—	—	62,861
Restricted stock units vested	4,039,749	404	(404)	—	—	—	—	—
Warrant exercises	—	—	(51)	—	—	3,488	51	—
Acquisition of treasury stock	—	—	—	—	—	(2,428,265)	(74,421)	(74,421)
Tender offer	—	—	—	—	—	(11,235,955)	(503,393)	(503,393)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(2,966)	—	—	(2,966)
Net earnings	—	—	—	1,028,547	—	—	—	1,028,547
Balances at March 31, 2019	141,865,888	$14,187	$1,406,813	$1,669,605	$7,801	(73,167,892)	$(1,767,574)	$1,330,832

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands)
					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Employee stock awards, benefit plans and other issuances	266,011	$27	$4,709	$—	$—	(537,694)	$(24,522)	$(19,786)
Non-cash stock-based compensation	71,211	7	65,212	—	—	—	—	65,219
Restricted stock units vested	1,342,337	134	(134)	—	—	—	—	—
Liability-classified restricted stock units vested	393,306	39	17,665	—	—	—	—	17,704
Acquisition-related replacement stock options	—	—	2,300	—	—	—	—	2,300
Acquisition of treasury stock	—	—	—	—	—	(4,375,728)	(182,190)	(182,190)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(2,056)	—	—	(2,056)
Net loss	—	—	—	(124,511)	—	—	—	(124,511)
Balances at March 31, 2020	143,938,753	$14,394	$1,496,565	$1,545,094	$5,745	(78,081,314)	$(1,974,286)	$1,087,512

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(124,511)	$1,028,547	$23,480
Earnings from discontinued operations	(750)	(1,162,494)	(90,779)
Non-cash operating activities:
Depreciation and amortization	35,901	33,782	37,647
Loss on disposal or impairment of assets	1,725	3,460	2,891
Provision for doubtful accounts	7,133	3,069	1,214
Accelerated debt issuance costs	—	—	720
Deferred income taxes	(6,878)	9,894	(27,798)
Non-cash stock compensation expense	89,447	102,722	52,867
Changes in operating assets and liabilities:
Accounts receivable, net	(20,518)	(44,411)	(13,703)
Deferred commissions	(5,273)	(4,298)	—
Other assets	(6,144)	(3,106)	562
Accounts payable and other liabilities	24,923	25,308	(3,219)
Income taxes, net	(25,453)	5,087	2,310
Deferred revenue	1,823	462	(282)
Net cash used in operating activities	(28,575)	(1,978)	(14,090)
Cash flows from investing activities:
Capitalized software	—	(1,322)	(3,266)
Capital expenditures	(11,711)	(7,320)	(9,375)
Proceeds from sales of assets	873	—	—
Cash paid in acquisitions, net of cash received	(105,365)	—	(4,478)
Payments for investments	—	(2,500)	(1,000)
Net cash received in dispositions	—	—	4,000
Net cash used in investing activities	(116,203)	(11,142)	(14,119)
Cash flows from financing activities:
Proceeds from debt	—	—	230,000
Payments of debt	—	(233,293)	(227,320)
Fees from debt refinancing	—	(300)	(4,001)
Proceeds related to the issuance of common stock under stock and employee benefit plans	4,736	20,419	19,727
Shares repurchased for tax withholdings upon vesting of stock-based awards	(24,522)	(50,520)	(11,062)
Acquisition of treasury stock from tender offer	—	(503,393)	—
Acquisition of treasury stock	(182,190)	(74,421)	(88,884)
Net cash used in financing activities	(201,976)	(841,508)	(81,540)
Net cash used in continuing operations	$(346,754)	$(854,628)	$(109,749)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended March 31,
	2020	2019	2018
Cash flows from discontinued operations:
From operating activities	$(207)	$(458,525)	125,645
From investing activities	18,582	2,236,530	(46,202)
Effect of exchange rate changes on cash	—	(172)	206
Net cash provided by discontinued operations	18,375	1,777,833	79,649
Effect of exchange rate changes on cash	(468)	(1,750)	1,438

Net change in cash, cash equivalents and restricted cash	(328,847)	921,455	(28,662)
Cash, cash equivalents and restricted cash at beginning of period	1,061,473	140,018	168,680
Cash, cash equivalents and restricted cash at end of period	$732,626	$1,061,473	$140,018

Supplemental cash flow information:
Cash paid (received) for income taxes	$(7,344)	$439,542	$(1,236)
Non-cash investing and financing activities:
Leasehold improvements paid directly by lessor	$—	$—	$505

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

On September 20, 2018, we implemented a holding company reorganization, as a result of which Acxiom Holdings, Inc. became the successor issuer to Acxiom Corporation. On October 1, 2018, we changed our name to LiveRamp Holdings, Inc. ("LiveRamp"). References to "we", "us", "our" or the "Company" for events that occurred prior to September 20, 2018 refer to Acxiom Corporation and its subsidiaries; for events that occurred from September 20, 2018 to October 1, 2018, to Acxiom Holdings, Inc. and its subsidiaries; and after October 1, 2018, to LiveRamp Holdings, Inc. and Subsidiaries.

LiveRamp is a global technology company with a vision of making it safe and easy for companies to use data effectively. We provide a best-in-class enterprise data connectivity platform that helps organizations better leverage customer data within and outside their four walls. Powered by core identity capabilities and an extensive network, LiveRamp enables companies and their partners to better connect, control, and activate data to transform customer experiences and generate more valuable business outcomes.

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

Basis of Presentation and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and Updates (“ASC” and "ASU") and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC"). Our fiscal year ends on March 31. References to fiscal 2020, for example, are to the fiscal year ended March 31, 2020.

Use of Estimates -

In preparing consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used in determining, among other items, revenue recognition criteria, allowance for doubtful accounts, the fair value of acquired assets and assumed liabilities, restructuring and impairment accruals, litigation and facilities lease loss accruals, stock-based compensation, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions.

Risks and Uncertainties -

During March 2020, the World Health Organization declared the a pandemic related to the current and continuing outbreak of a novel strain of coronavirus ("COVID-19"). The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States and globally. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. The pandemic has not had a material impact on our business to date; however, continued economic disruption and the ultimate severity of the pandemic could have adverse impacts on our financial position and cash flows, particularly related to certain of our customers in industries more negatively impacted by COVID-19.

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

Discontinued Operations -

Discontinued operations comprise those activities that have been disposed of during the period or that have been classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. In fiscal 2019, the Company sold its Acxiom Marketing Solutions business (“AMS”) and began reporting the results of operations, cash flows and the balance sheet amounts pertaining to AMS as a component of discontinued operations in the consolidated financial statements. The amount recorded in fiscal 2020 relates to the final working capital true-up and receipt of final proceeds.

Unless otherwise indicated, information in the notes to the consolidated financial statements relates to continuing operations.

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	Year ended March 31,
	2020	2019	2018
Basic earnings (loss) per share:
Net loss from continuing operations	$(125,261)	$(133,947)	$(67,299)
Earnings from discontinued operations, net of tax	750	1,162,494	90,779
Net earnings (loss)	$(124,511)	$1,028,547	$23,480

Basic weighted-average shares outstanding	67,760	75,020	78,891

Continuing operations	$(1.85)	$(1.79)	$(0.85)
Discontinued operations	0.01	15.50	1.15
Basic earnings (loss) per share	$(1.84)	$13.71	$0.30

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	67,760	75,020	78,891
Dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method	—	—	—
Diluted weighted-average shares outstanding	67,760	75,020	78,891

Continuing operations	$(1.85)	$(1.79)	$(0.85)
Discontinued operations	0.01	15.50	1.15
Diluted earnings (loss) per share	$(1.84)	$13.71	$0.30

Due to the net loss from continuing operations in each year presented, there is no dilutive effect of common stock options, warrants, and restricted stock as computed under the treasury stock method. The number of options, warrants, and restricted stock units that would have otherwise been dilutive are shown below (shares in thousands):

	Year ended March 31,
	2020	2019	2018
Number of shares outstanding under options, warrants and restricted stock units plans	2,393	3,393	2,627

Additional options to purchase shares of common stock and restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	Year ended March 31,
	2020	2019	2018
Number of shares outstanding under options and restricted stock units plans	1,368	227	20
Range of exercise prices for options (lower)	N/A	N/A	$32.85
Range of exercise prices for options (upper)	N/A	N/A	$32.85

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

Revenue Recognition -

On April 1, 2019, the Company adopted ASU No. 2014-09, codified as ASC 606, Revenue from Contracts with Customers. The impact of the adoption did not have a material impact on revenue recognition from our accounting policy followed for fiscal 2018 under ASC 605, Revenue Recognition, with the exception of the accounting for costs to obtain a contract.

LiveRamp recognizes revenue from the following sources: (i) subscription revenue, which consists primarily of subscription fees from clients accessing our LiveRamp platform; and (ii) marketplace and other revenue, which primarily consists of revenue-sharing fees generated from access to data through our LiveRamp Data Marketplace, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers. Our subscription pricing is tiered based on data volume supported by our platform.

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

Identification of the performance obligations

As part of accounting for arrangements with multiple performance obligations, we must assess whether each performance obligation is distinct. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We have determined that our subscriptions to the platform is distinct and access to data for revenue-sharing and usage-based arrangements are distinct because, once a customer has access to the platform, the product is fully functional and does not require any additional development, modification, or customization.

Determination of the transaction price

The transaction price is the amount of consideration we expect to be entitled to in exchange for transferring services to a customer, excluding sales taxes that are collected on behalf of government agencies. The Company estimates any variable consideration to which it will be entitled at contract inception, and reassesses at each reporting date, when determining the transaction price. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved.

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each distinct performance obligation based on the standalone selling price ("SSP") of each service. We generally determine the SSP based on contractual selling prices when the obligation is sold on a standalone basis, as well as market conditions, competition, and pricing practices. As pricing and marketing strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the services are made available to customers. Marketplace and other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Marketplace and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and end users, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to end users that is remitted to data providers is not reflected as revenues.

Disaggregation of Revenue

The Company reports disaggregation of revenue based on primary geographical markets and major service offerings (see Note 3 - Revenue from Contracts with Customers).

Accounts Receivable

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in trade accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $5.0 million at March 31, 2020 and $2.5 million at March 31, 2019.

Accounts receivable are presented net of allowance for doubtful accounts. The Company evaluates its allowance for doubtful accounts based on a combination of factors at each reporting date. Each account is evaluated based on specific information known to management regarding each customer’s ability or inability to pay, as well as historical experience for each customer, the length of time the receivable has been outstanding, and current economic conditions in the customer’s industry. Accounts receivable that are determined to be uncollectible are charged against the allowance for doubtful accounts. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor.

We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. During the year ended March 31, 2020, the Company recorded an additional $3.5 million of bad debt expense as a result of increased collection risk for certain customer industries.

A summary of the activity of the allowance for doubtful accounts, returns and credits was (dollars in thousands):

For the year ended:	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
March 31, 2018	$2,137	1,214	123	(292)	$3,182
March 31, 2019	$3,182	3,069	(92)	(3,152)	$3,007
March 31, 2020	$3,007	7,133	86	(2,651)	$7,575

Deferred Revenue

Deferred revenue consists of amounts billed in excess of revenue recognized. Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Deferred Commissions, net -

The Company capitalizes incremental costs to acquire contracts and amortizes them on a straight-line basis over the expected period of benefit, which we have determined to be four years. Net capitalized costs of $5.3 million and $4.3 million were recognized as a reduction of operating expense for the years ended March 31, 2020 and 2019, respectively. We did not recognize any impairment charges in fiscal 2020 or 2019.

Property and Equipment -

Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: leasehold improvements, 5 - 7 years; data processing equipment, 2 - 5 years, and office furniture and other equipment, 3 - 7 years.

Operating Leases -

On April 1, 2019, the Company adopted ASU No. 2016-02, codified as ASC 842 Leases, using the modified retrospective transition method. The Company elected the transition option provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to not restate comparative periods, but rather to initially adopt the requirements of ASC 842 on April 1, 2019. The resulting impact, as of the adoption date, was the recognition of right-of-use assets included in other assets, net of $22.9 million, short-term lease liabilities included in other accrued expenses of $8.4 million, long-term lease liabilities included in other liabilities of $17.9 million, and a decrease to deferred rent included in other liabilities of $3.4 million. There was no material impact to the consolidated statements of operations or stockholders' equity as a result of adopting the new guidance.

The Company applied the new standard using the practical expedients permitted under the transition guidance where the Company:

•did not reassess whether any expired or existing contracts contain a lease;
•did not reassess the classification of existing leases; and
•did not reassess initial direct costs for any existing leases.

Right-of-use assets represent the Company's right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and operating lease liabilities represent its obligation to make lease payments arising from the aforementioned right.

The Company determines if an arrangement is, or contains, a lease at inception, and whether lease and non-lease components are combined or not. Operating leases with a duration of one year or less are excluded from right-of-use assets and lease liabilities and related expense is recorded as incurred. Right-of-use assets and lease liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The Company uses judgement in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating. Right-of-use assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Right-of-use assets are included in other assets in the consolidated balance sheet. Short-term lease liabilities are included in other accrued expenses and long-term lease liabilities are included in other liabilities in the consolidated balance sheet. Right-of-use assets are amortized on a straight-line basis as operating lease cost in the consolidated statements of operations.

Refer to Note 2 - Leases for additional information.

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

Goodwill -

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for using the acquisition method of accounting and is not amortized. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year in accordance with ASC 350, Intangibles-Goodwill and Other, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We completed our annual impairment test during the first quarter of fiscal 2020. We did not recognize any goodwill impairment charges in fiscal 2020, 2019 or 2018.

As a result of the organizational realignment and subsequent sale of the Acxiom Marketing Solutions business in fiscal 2019, we now operate as one operating segment and as a result, evaluate goodwill impairment based on our fair value as a whole. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker. While we have offerings in multiple market segments, our chief operating decision maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis.

Intangible Assets -

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2020, 2019 or 2018.

During fiscal 2020, our intangible assets were amortized over their estimated useful lives ranging from two years to six years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	3.9
Customer relationships	5.3
Publisher and Data Supply relationships	5.2

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

We did not recognize any impairment charges related to long-lived assets in fiscal 2020, 2019 or 2018.

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

At March 31, 2020 and 2019 there were no customers that represented more than 10% of the trade accounts receivable balance. Our ten largest clients represented approximately 35% of our revenues in fiscal year 2020. One client, The Interpublic Group of Companies, accounted for 14% of our revenues in fiscal year 2020.

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

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. As such, the Company plans to carry back its fiscal 2020 NOL, resulting in an expected refund of approximately $32 million.

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

Advertising Expense -

Advertising costs are expensed as incurred. Advertising expense was approximately $9.8 million, $8.2 million, and $8.3 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. Advertising expense is included in operating expenses in the consolidated statements of operations.

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

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the compensation committee of the board of directors (“compensation committee”) under which options and restricted stock units were outstanding as of March 31, 2020.

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

Incentive stock option awards granted under the stock-based plans cannot be granted with an exercise price less than 100% of the per-share market value of the Company’s shares at the date of grant and have a maximum duration of ten years from the date of grant. Board policy currently requires that non-qualified options also must be priced at or above 100% of the fair market value of the common stock at the time of grant with a maximum duration of ten years.

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

Other Accounting Pronouncements Adopted During the Current Year

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 (fiscal 2021 for the Company), including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

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

CCAs, such as software as a service and other hosting arrangements, are evaluated for capitalized implementation costs in a similar manner as capitalized software development costs. If a CCA includes a software license, the software license element of the arrangement is accounted for in a manner consistent with the acquisition of other software licenses. If a CCA does not include a software license, the service element of the arrangement is accounted for as a service contract. ASU 2018-15 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework”, which eliminates, modifies and adds disclosure requirements for fair value measurements. The update is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)" ("ASU 2016-13"). ASU 2016-13 introduces new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and other financial instruments by using all practical and relevant information. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 (fiscal 2021 for the Company), including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. LEASES

Right-of-use asset and lease liability balances consist of the following at March 31, 2020 (dollars in millions):

March 31, 2020
Right-of-use assets included in other assets, net	$17.8
Short-term lease liabilities included in other accrued expenses	$9.6
Long-term lease liabilities included in other liabilities	$11.4

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2025. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $10.1 million for the twelve months ended March 31, 2020. Rent expense recorded prior to the adoption of Topic 842 lease guidance was $12.8 million and $9.5 million for the fiscal years ended March 31, 2019 and 2018, respectively.

Supplemental information related to operating leases is as follows (dollars in thousands):

Year ended
March 31, 2020
Operating cash flows used for operating leases	$9,906
Right-of-use assets obtained in exchange for new lease liabilities	$2,707
Weighted average remaining lease term	2.4 years
Weighted average discount rate	5.0%

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of March 31, 2020 are as follows (dollars in thousands):

Amount
Fiscal 2021	$10,703
Fiscal 2022	9,076
Fiscal 2023	2,678
Fiscal 2024	767
Fiscal 2025	65
Thereafter	—
Total undiscounted lease commitments	23,289
Less: Interest and short-term leases	2,199
Total discounted operating lease liabilities	$21,090

Future minimum payments as of March 31, 2020 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 4) are: Fiscal 2021: $2,560; Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Thereafter: $1,799.

Supplemental information for comparative periods (dollars in thousands):
As previously disclosed in our Fiscal 2019 Annual Report on Form 10-K and under the previous lease accounting standard, the future minimum payments under all operating leases as of March 31, 2019 was as follow:

	For the years ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$12,057	$11,253	$10,865	$5,160	$3,270	$4,497	$47,102

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	Year ended March 31,
Primary Geographical Markets	2020	2019	2018
United States	$354,437	$262,135	$197,613
Europe	20,789	18,566	18,397
APAC	5,346	4,919	4,091
	$380,572	$285,620	$220,101

Major Offerings/Services
Subscription	$305,679	$236,718	$172,079
Marketplace and Other	74,893	48,902	48,022
	$380,572	$285,620	$220,101

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $350.0 million as of March 31, 2020. Additionally, the amount to be recognized over the next twelve months was $221.4 million. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2024.

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the Company's restructuring activity for the fiscal years ended March 31, 2020, 2019, and 2018 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
March 31, 2017	$322	$4,308	$4,630
Restructuring charges and adjustments	182	2,564	2,746
Payments	38	(1,584)	(1,546)
March 31, 2018	542	5,288	5,830
Restructuring charges and adjustments	6,163	1,582	7,745
Payments	(2,110)	(1,182)	(3,292)
March 31, 2019	4,595	5,688	10,283
Restructuring charges and adjustments	2,291	1,139	3,430
Payments	(6,436)	(584)	(7,020)
March 31, 2020	$450	$6,243	$6,693

The above balances are included in other accrued expenses and other liabilities in the consolidated balance sheets.

Restructuring Plans

In the twelve months ended March 31, 2020, the Company recorded a total of $3.4 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The fiscal year 2020 expense included severance and other associate-related charges in APAC of $0.6 million, adjustments to fiscal 2019 restructuring plans for associates in the United States of $1.7 million, and lease accruals and adjustments of $1.1 million. Of the associate-related accruals of $0.6 million, $0.2 million remained accrued as of March 31, 2020

In fiscal 2019, the Company recorded a total of $7.7 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations. The fiscal 2019 expense included restructuring plans primarily for associates in the United States and APAC of $6.1 million, lease accruals and adjustments of $0.8 million, and leasehold improvement write-offs of $0.8 million. The associate-related accruals of $6.1 million were paid out in fiscal 2020.

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

In fiscal 2015, the Company recorded a total of $9.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the consolidated statement of operations.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.2 million remained accrued as of March 31, 2020. These amounts are expected to be paid out in fiscal 2021.

With respect to fiscal 2015, 2017, 2018, 2019, and 2020 lease accruals and adjustments described above, the Company intends to continue subleasing the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Of the total amount accrued, $6.2 million remained accrued as of March 31, 2020. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	Year ended March 31,
	2020	2019	2018
Restructuring plan charges and adjustments	$3,430	$7,745	$2,746
Early contract terminations	908	12,188	—
Other	663	—	(23)
	$5,001	$19,933	$2,723

5. ACQUISITIONS:

Data Plus Math

On July 2, 2019, the Company closed its merger with Data Plus Math Corporation ("DPM"), a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes. The Company has included the financial results of DPM in the condensed consolidated financial statements from the acquisition date. The acquisition date fair value of the consideration for DPM was approximately $118.0 million, which consisted of the following (dollars in thousands):

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

The total fair value of the replacement stock options issued was $7.4 million of which $2.3 million was allocated to the purchase consideration and $5.1 million was allocated to future services and will be expensed over the future requisite service periods (see Note 13).

In connection with the DPM acquisition, the Company agreed to pay $24.7 million to certain key employees (see "Consideration Holdback" in Note 13). The consideration holdback is payable in 3 equal, annual increments, based on the anniversary dates of the acquisition, and is payable in shares of Company common stock. The number of shares to be issued annually will vary depending on the market price of the shares on the date of issuance. The consideration holdback is not part of the purchase price, as vesting is dependent on continued employment of the key employees. It will be recorded as non-cash stock-based compensation expense over the three-year earning period.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

July 2, 2019
Assets acquired:
Cash	$438
Trade accounts receivable	957
Goodwill	90,619
Intangible assets	34,000
Other current and noncurrent assets	1,186
Total assets acquired	127,200
Deferred income taxes	(6,034)
Accounts payable and accrued expenses	(2,727)
Net assets acquired	118,439
Less:
Cash acquired	(438)
Net purchase price allocated	118,001
Less:
Restricted cash held in escrow	(14,815)
Fair value of replacement stock options considered a component of purchase price	(2,300)
Net cash paid in acquisition	$100,886

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations to development of future technology and products, development of future customer relationships, and the DPM's assembled workforce. The goodwill balance is not deductible for U.S. income tax purposes.

The amounts allocated to intangible assets in the table above included developed technology, data supply relationships, customer relationships, and trademarks. Intangible assets are being amortized on a straight-line basis over the estimated useful lives. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

		Useful life
	Fair value	(in years)
Developed technology	$11,000	4
Data supply relationships	16,000	4
Customer relationships	6,000	4
Trademarks	1,000	2
Total intangible assets	$34,000

The Company has omitted disclosures of revenue and net loss of the acquired company from the acquisition date as the amounts are not material.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for LiveRamp and DPM for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2019. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2019. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2019.

The unaudited pro forma financial information for the years ended March 31, 2020 and 2019, respectively, combined the historical results of LiveRamp for the years ended March 31, 2020 and 2019 and the historical results of DPM for the years ended December 31, 2019 and 2018 (adjusted due to differences in reporting periods) and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows (dollars in thousands, except per share data):

	Year ended March 31,
	2020	2019
Revenues	$381,501	$287,467
Net earnings (loss)	$(129,211)	$1,010,241
Basic earnings (loss) per share	$(1.91)	$13.47
Diluted earnings (loss) per share	$(1.91)	$13.47

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

The following table presents the purchase price allocation related to assets acquired and liabilities assumed (dollars in thousands):

April 2, 2019
Assets acquired:
Cash	$35
Trade accounts receivable	63
Goodwill	3,110
Intangible assets	1,700
Other current and noncurrent assets	126
Total assets acquired	5,034
Deferred income taxes	(194)
Accounts payable and accrued expenses	(326)
Net assets acquired	4,514
Less:
Cash acquired	(35)
Net cash paid	$4,479

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to development of future technology and products, development of future customer relationships, and the Faktor assembled workforce.

Pacific Data Partners

On February 14, 2018, the Company acquired all the outstanding units of Pacific Data Partners LLC ("PDP") in order to accelerate its ability to power people-based B2B marketing. The Company paid approximately $4.5 million in cash, net of $0.5 million funds held in escrow and $0.2 million cash acquired. The escrow funds were delivered to the PDP sellers 18 months from the acquisition date, during fiscal 2020. The Company omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations of this acquisition are included in the Company's consolidated results beginning February 14, 2018.

The following table presents the purchase price allocation related to assets acquired and liabilities assumed (dollars in thousands):

February 14, 2018
Assets acquired:
Cash	$228
Trade accounts receivable	224
Intangible assets	2,200
Goodwill	3,260
Total assets acquired	5,912

Accounts payable and accrued expenses	(706)
Net assets acquired	5,206
Less:
Funds held in escrow	(500)
Cash acquired	(228)
Net cash paid	$4,478

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

The performance compensation paid under the PDP PSU plan is being recorded as non-cash stock-based compensation as it is attributable to post-combination service (see Note 13 - Stockholders' Equity). The non-cash stock-based compensation expense is being recognized over the requisite service and performance period based on expected attainment. 90% of the performance compensation is settleable in a number of shares calculated using a variable 20-day stock price factor, determined in future periods, and is classified as a liability-based equity award. As of each reporting date, 90% of any recognized, but unpaid portions of the performance compensation plan are recorded in other accrued expenses in the consolidated balance sheets. The remaining 10% of the performance compensation is classified as an equity-classified equity award. During the fourth quarter of fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan") at a 100.0% performance conversion rate. The PDP RSUs will vest over three annual increments beginning on March 31, 2020. As a result of the award modification, the Company will recognize $0.6 million of incremental compensation costs related to the equity-classified portion of the award in the consolidated statement of operations.

Through March 31, 2020, the Company has recognized a total of $37.8 million related to the PDP non-cash stock-based compensation plan. At March 31, 2020, the recognized, but unpaid, balance related to the PDP non-cash stock-based compensation plan in other accrued expenses in the consolidated balance sheet was $16.3 million.

6. DISCONTINUED OPERATIONS:

Acxiom Marketing Solutions ("AMS") business

During fiscal 2019, the Company completed the sale of its AMS business to The Interpublic Group of Companies, Inc. (“IPG”) for $2.3 billion in cash. The business qualified for treatment as discontinued operations during fiscal 2019. At the closing of the transaction, the Company received total consideration of $2.3 billion ($2.3 billion stated sales price less closing adjustments, transaction costs and other items of $49.0 million). Additionally, the Company applied $230.5 million of proceeds from the sale to repay outstanding Company debt and related interest. The Company reported a gain of $1.7 billion on the sale, which was included in earnings from discontinued operations, net of tax.

Summary results of operations of AMS for the fiscal years ended March 31, 2020, 2019 and 2018 are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	Year ended March 31,
	2020	2019	2018
Revenues	$—	$332,185	$697,305
Cost of revenue	—	213,512	370,040
Gross profit	—	118,673	327,265
Operating expenses:
Research and development	—	21,621	34,160
Sales and marketing	—	60,743	106,960
General and administrative	—	71,500	38,372
Gains, losses and other items, net	(957)	(1,673,636)	3,650
Total operating expenses	(957)	(1,519,772)	183,142
Income from discontinued operations	957	1,638,445	144,123
Interest expense	—	(5,702)	(10,131)
Other, net	—	97	(261)
Earnings from discontinued operations before income taxes	957	1,632,840	133,731
Income taxes	207	470,346	42,952
Earnings from discontinued operations, net of tax	$750	$1,162,494	$90,779

Substantially all interest expense was allocated to discontinued operations.

The Company entered into certain agreements with AMS in which services will be provided from the Company to AMS, and from AMS to the Company. The terms of these agreements are primarily 60 months from the date of sale.

Cash inflows and outflows related to the agreements are included in cash flows from operating activities in the consolidated statements of cash flows. Revenues and expenses related to the agreements are included in loss from operations in the consolidated statements of operations. The related cash inflows and outflows and revenues and costs for the periods reported are shown below (dollars in thousands):

	For the twelve months ended	For the six months ended
	March 31, 2020	March 31, 2019
Cash inflows	$49,543	$20,173
Cash outflows	$10,280	$3,609

Revenues	$47,864	$23,810
Costs	$6,486	$6,985

The revenues amount includes approximately $15.5 million of revenue from AMS's resale of LiveRamp services to its customers.

7. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2020	March 31, 2019
Prepaid expenses and other	$12,737	$9,058
Receivable for cash settlement of withheld income tax withholdings on equity award releases	7,658	—
Post-closing receivable from IPG	—	17,625
Interest receivable	648	2,497
Assets of non-qualified retirement plan	11,623	14,970
Other current assets	$32,666	$44,150

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2020	March 31, 2019
Internally developed software	889	2,486
Right-of-use asset (see Note 2)	17,830	—
Deferred tax asset	852	35
Deposits	2,562	2,463
Other miscellaneous noncurrent assets	5,032	5,819
Other assets, net	$27,165	$10,803

8. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31, 2020	March 31, 2019
Liabilities of non-qualified retirement plan	$11,623	$14,970
Short-term lease liabilities (See Note 2)	9,641	—
PDP performance plan liability (see Note 13)	16,318	—
DPM consideration holdback (see Note 13)	6,185	—
Other miscellaneous accrued expenses	25,224	25,946
Other accrued expenses	$68,991	$40,916

9. GOODWILL:

Goodwill for the years ended March 31, 2020 and 2019 was as follows (dollars in thousands):

Total
Balance at March 31, 2018	$203,639
Reallocation from AMS	1,377
Change in foreign currency translation adjustment	(360)
Balance at March 31, 2019	$204,656
Acquisition of Faktor	3,110
Acquisition of DPM	90,619
Change in foreign currency translation adjustment	(589)
Balance at March 31, 2020	$297,796

Goodwill by geography as of March 31, 2020 was:

Total
U.S.	$295,181
APAC	2,615
Balance at March 31, 2020	$297,796

10. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	March 31, 2020	March 31, 2019
Developed technology, gross	$66,451	$54,000
Accumulated amortization	(54,713)	(49,625)
Net developed technology	$11,738	$4,375

Customer relationship/Trade name, gross	$42,993	$35,800
Accumulated amortization	(33,109)	(26,128)
Net customer/trade name	$9,884	$9,672

Publisher/Data supply relationships, gross	$39,800	$23,800
Accumulated amortization	(16,222)	(9,255)
Net publisher relationship	$23,578	$14,545

Total intangible assets, gross	$149,244	$113,600
Total accumulated amortization	(104,044)	(85,008)
Total intangible assets, net	$45,200	$28,592

Total amortization expense related to intangible assets was $19.0 million, $15.9 million, and $23.9 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.  The following table presents the estimated future amortization expenses related to purchased intangible assets (dollars in thousands):

Fiscal Year:
2021	$17,363
2022	14,092
2023	11,683
2024	2,062
$45,200

11. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	March 31, 2020	March 31, 2019
Leasehold improvements	$25,614	$20,097
Data processing equipment	9,499	37,678
Office furniture and other equipment	9,673	7,077
	44,786	64,852
Less accumulated depreciation and amortization	25,465	38,809
	$19,321	$26,043

Depreciation expense on property and equipment was $15.3 million, $15.6 million and $11.8 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. Depreciation expense in fiscal 2020 and 2019 included $3.6 million and $3.8 million, respectively, of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

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

Commitments

As of March 31, 2020, the Company has various non-cancellable operating lease commitments for office space that, as a result of the adoption of ASC 842, have been recorded as lease liabilities. Refer to Note 2 - Leases for additional information regarding lease commitments.

The following table presents the Company’s purchase commitments at March 31, 2020.  Purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service providers. The table does not include the future payment of liabilities related to uncertain tax positions of $25.0 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Purchase commitments	$11,298	$5,293	$3,392	$96	$48	$20,127
Other commitments	22,316	25,754	27,867	7,519	—	83,456
Total purchase and other commitments	$33,614	$31,047	$31,259	$7,615	$48	$103,583

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

13. STOCKHOLDERS' EQUITY:

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

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on October 25, 2018.  On that date, the board of directors authorized a $500 million increase to the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020.  During the fiscal year ended March 31, 2020, the Company repurchased 4.4 million shares of its common stock for $182.2 million under the stock repurchase program.  During the fiscal year ended March 31, 2019, the Company repurchased 2.4 million shares of its common stock for $74.4 million under the stock repurchase program.  During the fiscal year ended March 31, 2018, the Company repurchased 3.3 million shares of its common stock for $88.9 million.  Through March 31, 2020, the Company has repurchased 26.9 million shares of its stock for $631.2 million, leaving remaining capacity of $368.8 million under the stock repurchase program.

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

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2020, there were a total of 9.3 million shares available for future grants under the plans.

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

Stock-based Compensation Expense

The Company's stock-based compensation activity for the twelve months ended March 31, 2020, by award type, was (dollars in millions):

	Year ended March 31,
	2020	2019	2018
Stock options	$3.7	$3.3	$5.0
Restricted stock units	55.5	67.0	29.1
Arbor acquisition consideration holdback	2.6	15.3	15.3
DPM acquisition consideration holdback	6.2	—	—
PDP assumed performance plan	20.3	15.8	2.0
Other non-employee stock-based compensation	1.1	1.3	1.0
Total non-cash stock-based compensation included in the consolidated statements of operations	89.4	102.7	52.9
Less expense related to liability-based equity awards	(24.2)	(14.2)	(1.7)
Stock-based compensation of discontinued operations	—	62.8	10.3
Total non-cash stock-based compensation included in the consolidated statements of equity	$65.2	$151.3	$61.5

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in millions):

	Year ended March 31,
	2020	2019	2018
Cost of revenue	$3.8	$4.7	$2.7
Research and development	23.3	28.2	15.6
Sales and marketing	38.0	44.0	23.4
General and administrative	24.4	25.8	11.2
Total non-cash stock-based compensation included in the consolidated statements of operations	$89.4	$102.7	$52.9

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

The following table provides the expected future expense for all of the Company's outstanding equity awards at March 31, 2020, by award type (dollars in millions).

	For the years ending
	2021	2022	2023	2024	Total
Stock options	$2.3	$1.1	$0.4	$—	$3.8
Restricted stock units	51.7	39.3	25.3	6.2	122.5
DPM acquisition consideration holdback	8.3	8.2	2.1	—	18.6
PDP assumed performance plan	18.1	9.1	—	—	27.2
	$80.4	$57.7	$27.8	$6.2	$172.1

Stock Option Activity of Continuing Operations

In fiscal 2020, in connection with the acquisition of DPM, the Company replaced all outstanding stock options held by DPM associates immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options. In total, the Company issued 162,481 replacement options at a weighted-average exercise price of $1.64 per share. The acquisition-date fair value of the replacement stock options was $7.4 million and was determined using a binomial lattice model with the following assumptions: dividend yield of 0.0% since LiveRamp is currently not paying dividends and there are no plans to pay dividends; risk-free interest rates from 1.86% to 1.96%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; remaining terms of each option from 7.33 years to 9.55 years; expected volatility of 45.00% considering the implied volatility of publicly traded LiveRamp options and historical volatility of LiveRamp stock.

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

Stock option activity for the twelve months ended March 31, 2020 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2019	1,374,430	$14.81
DPM replacement stock options issued	162,481	$1.64
Exercised	(177,459)	$6.13		$6,666
Forfeited or canceled	(8,794)	$4.82
Outstanding at March 31, 2020	1,350,658	$14.43	3.6	$24,972
Exercisable at March 31, 2020	1,262,493	$15.32	3.3	$22,226

The aggregate intrinsic value for options exercised in fiscal 2020, 2019, and 2018 was $6.7 million, $35.3 million, and $6.5 million, respectively.  The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on March 31, 2020.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of March 31, 2020 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	233,296	5.4 years	$1.60	145,131	$1.51
$10.00	—	$19.99	709,672	2.6 years	$14.69	709,672	$14.69
$20.00	—	$24.99	407,690	4.3 years	$21.31	407,690	$21.31
			1,350,658	3.6 years	$14.43	1,262,493	$15.32

Performance Stock Option Unit Activity of Continuing Operations

Performance stock option unit activity for the twelve months ended March 31, 2020 was:

Weighted-average
		Weighted-average	remaining	Aggregate
	Number	exercise price	contractual term	intrinsic value
	of shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2019	130,154	$21.44
Forfeited or canceled	(130,154)	$21.44
Outstanding at March 31, 2020	—	$—		$—
Exercisable at March 31, 2020	—	$—	—	$—

The performance stock option units outstanding at March 31, 2019 reached maturity of the relevant performance period at March 31, 2019.  The units attained a 0% attainment level, resulting in cancellation of the units in the current fiscal year.

Fiscal 2019 Restricted Stock Unit Activity Related to Disposition of AMS

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

Restricted Stock Unit Activity of Continuing Operations

Time-vesting restricted stock units -

During the twelve months ended March 31, 2020, the Company granted time-vesting restricted stock units covering 1,697,506 shares of common stock and having a fair value at the date of grant of $85.6 million. All of the restricted stock units granted in the current period vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the restricted stock units granted in the current fiscal year were units related to the DPM acquisition. Following the closing of the DPM acquisition, the Company granted new awards of restricted stock units covering 155,346 shares of common stock to select employees to induce them to accept employment with the Company (the "DPM inducement awards"). The DPM inducement awards had a grant date fair value of $7.3 million.

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

Time-vesting restricted stock unit activity for the twelve months ended March 31, 2020 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2019	3,054,750	$30.91	2.47
Granted	1,697,506	$50.44
Vested	(963,532)	$27.73
Forfeited or canceled	(437,086)	$38.82
Outstanding at March 31, 2020	3,351,638	$40.68	2.51

The total fair value of time-vesting restricted stock units vested for the twelve months ended March 31, 2020, 2019 and 2018 was $59.8 million, $93.1 million, and $24.1 million, respectively and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units -

During the twelve months ended March 31, 2020, the Company granted performance-based restricted stock units covering 202,818 shares of common stock having a fair value at the date of grant of $12.3 million. The grants were made under two separate performance plans. Under the first performance plan, units covering 60,844 shares of common stock were granted having a fair value at the date of grant of $4.4 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The 60,844 units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2019 to March 31, 2022. Under the second performance plan, units covering 141,974 shares of common stock were granted having a fair value at the date of grant of $7.9 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee of the board of directors. 82,494 units may vest in a number of shares from 0% to 200% of the award, based on attainment of the Company's three-year revenue compound annual growth rate target for the period from April 1, 2019 to March 31, 2022. The remaining 59,480 units will vest in three equal annual increments in a number of shares from 0% to 200% of the award, based on attainment of the year-over-year revenue growth targets for the annual period from April 1, 2019 to March 31, 2020. The 59,480 units reached maturity of the relevant performance period at March 31, 2020.  These units are expected to vest at an approximate 164.36% attainment level, resulting in release of approximately 97,761 shares of stock vesting in three equal annual increments.

During fiscal 2019, the Company granted performance-based restricted stock units, in two separate plans, covering 534,438 shares of common stock having a fair value at the date of grant of $22.0 million. Under the first performance plan, units covering 186,539 shares of common stock were granted having a fair value at the date of grant of $5.8 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee and continuous employment through the vesting date.  The 186,539 units may vest in a number of shares from 25% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of a group of peer companies established by the compensation committee for the period from April 1, 2018 to March 31, 2021. All of these awards were converted to RSUs at the time of the AMS disposition. Under the second performance plan, units covering 347,899 shares of common stock were granted having a fair value at the date of grant of $16.2 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee for the period October 1, 2018 to September 30, 2022. The units may vest in a number of shares from zero to 200% of the award, based on the attainment of revenue growth and margin targets. Vesting will be evaluated and performance measured on a quarterly basis beginning with the period ending June 30, 2020.

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

Of the performance-based restricted stock units granted in fiscal 2018, 87,184 units - having a fair value at the date of grant of $2.1 million, based on the quoted market price for the shares on the date of grant - vest over two years, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. These units vested at 50.2% attainment in fiscal 2019 resulting in release of 43,768 shares of stock and cancellation of remaining units.

The remaining 116,950 performance-based restricted stock units granted in fiscal 2018 - having a fair value at the date of grant of $2.9 million, based on the quoted market price for the shares on the date of grant - vest in three equal tranches, each being subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. Each of the three tranches may vest in a number of shares, from zero to 300% of the initial award, based on the attainment of certain revenue growth and operating margin targets for the years ending March 31, 2018, 2019, and 2020, respectively. The first tranche vested at 53.3% attainment in fiscal 2019 resulting in release of 17,562 shares of stock. The second tranche vested at 0% attainment in fiscal 2020 resulting in cancellation of the tranche two units. The 18,275 units outstanding at March 31, 2020, reached maturity of the relevant performance period at March 31, 2020.  Those units are expected to vest at an approximate 0% attainment level, resulting in cancellation of the units.

Non-vested performance-based restricted stock unit activity for the twelve months ended March 31, 2020 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2019	394,188	$43.88	3.23
Granted	202,818	$60.65
Forfeited or canceled	(51,560)	$34.42
Outstanding at March 31, 2020	545,446	$51.01	2.24

During fiscal 2019, 61,330 performance-based restricted stock units vested. Of the units vested, 43,768 relate to 50.2% attainment on a fiscal 2018 plan, and 17,562 relate to 53.3% attainment on a fiscal 2018 plan. During fiscal 2018, 580,133 performance-based restricted stock units vested.  The total fair value of performance-based restricted stock units vested in fiscal 2019 and 2018 was $2.2 million and $14.1 million, respectively and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Stock-based Compensation Expense Related to Discontinued Operations

Total stock-based compensation expense related to discontinued operations for fiscal 2019 and 2018 was $62.8 million and $10.3 million, respectively and is included in non-cash stock-based compensation in the consolidated statements of equity.

Consideration Holdback

As part of the Company's acquisition of DPM in the current fiscal year, $24.7 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). The Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date. Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through March 31, 2020, the Company has recognized a total of $6.2 million related to the DPM consideration holdback. At March 31, 2020, the recognized, but unpaid, balance related to the DPM consideration holdback in other accrued expenses in the consolidated balance sheet was $6.2 million.

As part of the Company’s acquisition of Arbor in fiscal 2017, $38.3 million of the acquisition consideration otherwise payable with respect to shares of restricted Arbor common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a “Holdback Agreement”). The Holdback Agreement specifies the payment of the consideration in monthly installments using LiveRamp shares over a thirty-month period, ending in the quarter ended June 30, 2019. As of June 30, 2019, the Company had met its full obligation for the consideration holdback due to the Arbor key employees. Through March 31, 2020, the Company had recognized a total of $38.3 million expense related to the Arbor Holdback Agreements.

PDP Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP (see Note 5 - Acquisitions), the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During the second quarter of fiscal 2020, the year-one performance payout under the plan was finalized resulting in a $19.7 million payout to the plan participants. On the settlement date, a total of 465,389 shares of Company common stock was delivered to the PDP PSU plan participants to settle the year-one performance payout obligation, of which 393,306 shares represented the liability-classified portion of the award.

The performance compensation paid under the PDP PSU plan is being recorded as non-cash stock-based compensation as it is attributable to post-combination service. The non-cash stock-based compensation expense is being recognized over the requisite service and performance period based on expected attainment. 90% of the performance compensation is settleable in a number of shares calculated using a variable 20-day stock price factor, determined in future periods, and is classified as a liability-based equity award. As of each reporting date, 90% of any recognized, but unpaid portions of the performance compensation plan are recorded in other accrued expenses in the consolidated balance sheets. The remaining 10% of the performance compensation is classified as an equity-classified equity award. During the fourth quarter of fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan") at a 100.0% performance conversion rate. The PDP RSUs will vest over three annual increments beginning on March 31, 2020. As a result of the award modification, the Company will recognize $0.6 million of incremental compensation costs related to the equity-classified portion of the award in the consolidated statement of operations.

Through March 31, 2020, the Company has recognized a total of $37.8 million related to the PDP non-cash stock-based compensation plan. At March 31, 2020, the recognized, but unpaid, balance related to the PDP non-cash stock-based compensation plan in other accrued expenses in the consolidated balance sheet was $16.3 million.

Qualified Employee Stock Purchase Plan

In addition to the stock-based plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at a discount from the market price. At March 31, 2020, there were approximately 0.5 million shares available for issuance under the ESPP.
During the combined fiscal years of 2020, 2019, and 2018, 264,996 shares were purchased under the plan. The total expense to the Company, representing the discount to the market price, for fiscal 2020, 2019, and 2018 was approximately $0.5 million, $0.4 million, and $0.2 million, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $5.7 million and $7.8 million at March 31, 2020 and March 31, 2019, respectively, reflect accumulated foreign currency translation adjustments.

14. INCOME TAX:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	Year ended March 31,
	2020	2019	2018
Continuing operations	$(40,276)	$(45,409)	$(65,723)
Discontinued operations	207	470,346	42,952
	$(40,069)	$424,937	$(22,771)

Income tax expense (benefit) attributable to loss from continuing operations consists of (dollars in thousands):

	Year ended March 31,
	2020	2019	2018
Current:
U.S. Federal	$(33,715)	$(39,534)	$(33,626)
Non-U.S.	146	323	115
State	171	(16,092)	(4,414)
	(33,398)	(55,303)	(37,925)
Deferred:
U.S. Federal	(5,103)	1,245	(26,884)
Non-U.S.	(1,006)	149	21
State	(769)	8,500	(935)
	(6,878)	9,894	(27,798)
Total	$(40,276)	$(45,409)	$(65,723)

Loss before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	Year ended March 31,
	2020	2019	2018
U.S.	$(160,457)	$(174,867)	$(132,552)
Non-U.S.	(5,080)	(4,489)	(470)
Total	$(165,537)	$(179,356)	$(133,022)

Loss before income taxes, as shown above, is based on the location of the entity to which such losses are attributable.  However, since such losses may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the loss shown above.

Below is a reconciliation of expected income tax benefit computed by applying the U.S. federal statutory rate of 21.0% for fiscal 2020 and 2019 and the blended U.S. federal statutory rate of 31.5% for fiscal 2018 to loss before income taxes to actual income tax benefit from continuing operations (dollars in thousands):

	Year ended March 31,
	2020	2019	2018
Computed expected income tax benefit	$(34,763)	$(37,665)	$(41,967)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(473)	(5,998)	(3,329)
Research and other tax credits	(1,517)	(3,141)	(1,229)
Effect of federal rate change on deferred taxes	—	—	(24,565)
Nondeductible expenses	838	426	431
Stock-based compensation	5,025	(5,350)	4,452
Non-U.S. subsidiaries taxed at other than 35%	230	1,343	332
Adjustment to valuation allowances	(2,245)	5,204	—
Net operating loss carryback taxed at other rates	(7,360)	—	—
Other, net	(11)	(228)	152
	$(40,276)	$(45,409)	$(65,723)

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. As such, the Company plans to carry back its fiscal 2020 NOL, resulting in an expected refund of approximately $32 million.

On December 22, 2017, the U.S. enacted significant tax law changes following the passage of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income, and numerous other changes to business-related deductions. Because the effective date of the permanent tax rate reduction did not fall on the first day of our fiscal year ended March 31, 2018, we were required to apply a blended tax rate for the entire fiscal year based on a weighted daily average rate. Accordingly, our U.S. federal statutory corporate income tax rate was 21.0% for the fiscal years ended March 31, 2020 and 2019 and 31.5% for the fiscal year ended March 31, 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2020 and 2019 are presented below (dollars in thousands).

	2020	2019
Deferred tax assets:
Accrued expenses	$3,978	$3,347
Deferred revenue	16	19
Lease liabilities	4,939	—
Net operating loss carryforwards	33,516	29,032
Stock-based compensation	8,076	10,770
Nonqualified deferred compensation	2,815	3,147
Other	4,018	3,102
Total deferred tax assets	57,358	49,417
Less valuation allowance	(32,971)	(34,356)
Net deferred tax assets	24,387	15,061
Deferred tax liabilities:
Prepaid expenses	(2,239)	(1,222)
Capitalized software costs	(244)	(636)
Property and equipment	(1,498)	(440)
Right-of-use assets	(4,147)	—
Intangible assets	(9,605)	(5,631)
Deferred commissions	(3,817)	(2,586)
Accrued expenses	(2,189)	(4,550)
Total deferred tax liabilities	(23,739)	(15,065)
Net deferred tax assets (liabilities)	$648	$(4)

Certain balances in the above table as of March 31, 2019 have been restated to conform with current year presentation.

At March 31, 2020, the Company has net operating loss carryforwards of approximately $21.7 million and $70.0 million for U.S. federal and state income tax purposes, respectively.  Of the net operating loss carryforwards, $11.5 million and $9.5 million will not expire for federal and state purposes, respectively. The remaining carryforwards will expire in various amounts and will completely expire if not used by 2040. The Company has foreign net operating loss carryforwards of approximately $99.9 million. Of this amount, $93.3 million do not have expiration dates.  The remainder expires in various amounts and will completely expire if not used by 2025. The Company has state credit carryforwards of $2.1 million that will not expire.

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

Based upon the weight of available evidence, including the Company’s history of losses from continuing operations, management believes that it is not more likely than not the Company will realize the benefits of the deductible temporary differences and net operating loss carryforwards. Accordingly, the Company has established valuation allowances against its deferred tax assets.

Based upon the Company's history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions. In addition, management believes it is not more than likely than not the Company will realize the benefits of certain foreign loss carryforwards and has established valuation allowances in the amount of $26.6 million against deferred tax assets in such jurisdictions. No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2020, 2019 and 2018 (dollars in thousands):

	Year ended March 31,
	2020	2019	2018
Balance at beginning of period	$19,600	$15,415	$12,870
Increases related to prior year tax positions	2,458	325	1,134
Decreases related to prior year tax positions	(1,048)	(292)	(208)
Increases related to current year tax positions	2,433	5,483	3,172
Lapse of statute of limitations	(43)	(1,331)	(1,553)
Balance at end of period	$23,400	$19,600	$15,415

Gross unrecognized tax benefits as of March 31, 2020 was $23.4 million, which would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $2.5 million as of March 31, 2020. Accrued interest and penalties increased by $2.1 million during fiscal 2020. The Company does not anticipate a reduction of unrecognized tax benefits within the next 12 months.

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

Company contributions for the above plans amounted to approximately $7.9 million, $2.9 million, and $1.9 million in fiscal years 2020, 2019, and 2018, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $11.6 million and $15.0 million at March 31, 2020 and 2019, respectively.

16. FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area for fiscal 2020, 2019 and 2018 (dollars in thousands):

	Year ended March 31,
Revenue	2020	2019	2018
United States	$354,437	$262,135	$197,613
Foreign
Europe	20,789	18,566	18,397
APAC	5,346	4,919	4,091
All Foreign	26,135	23,485	22,488
	$380,572	$285,620	$220,101

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31,
	2020	2019
United States	$393,564	$276,189
Foreign
Europe	8,616	757
APAC	3,638	3,889
All Foreign	12,254	4,646
	$405,818	$280,835

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

The following table presents the balances of assets measured at fair value as of March 31, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$11,623	$—	$—	$11,623
Total assets	$11,623	$—	$—	$11,623

18. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The following tables contain selected unaudited statement of operations information for each quarter of 2020 and 2019.  The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Unaudited quarterly results are as follows:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	September 30,	December 31,	March 31,
(dollars in thousands except per-share amounts)	2019	2019	2019	2020
Revenue	$82,511	$90,143	$102,217	$105,701
Gross profit	46,085	48,683	64,251	68,849
Net loss from continuing operations	(42,140)	(40,202)	(38,040)	(4,879)
Earnings from discontinued operations, net of tax	—	—	—	750
Net loss	(42,140)	(40,202)	(38,040)	(4,129)

Basic earnings (loss) per share:
Continuing operations	(0.61)	(0.59)	(0.56)	(0.07)
Discontinued operations	—	—	—	0.01
Net loss	(0.61)	(0.59)	(0.56)	(0.06)

Diluted earnings (loss) per share:
Continuing operations	(0.61)	(0.59)	(0.56)	(0.07)
Discontinued operations	—	—	—	0.01
Net loss	(0.61)	(0.59)	(0.56)	(0.06)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	September 30,	December 31,	March 31,
(dollars in thousands except per-share amounts)	2018	2018	2018	2019
Revenue	$62,471	$64,812	$80,021	$78,316
Gross profit	38,817	40,346	45,183	40,556
Net loss from continuing operations	(27,818)	(41,180)	(15,261)	(49,688)
Earnings from discontinued operations, net of tax	24,803	61,803	1,071,661	4,227
Net earnings (loss)	(3,015)	20,623	1,056,400	(45,461)

Basic earnings (loss) per share:
Continuing operations	(0.36)	(0.53)	(0.20)	(0.73)
Discontinued operations	0.32	0.80	13.85	0.06
Net earnings (loss)	(0.04)	0.27	13.65	(0.67)

Diluted earnings (loss) per share:
Continuing operations	(0.36)	(0.53)	(0.20)	(0.73)
Discontinued operations	0.32	0.80	13.85	0.06
Net earnings (loss)	(0.04)	0.27	13.65	(0.67)

Some earnings (loss) per share amounts may not add due to rounding.