Form 10-Q
period 2020-06-30
LiveRamp Holdings, Inc.
filed 2020-08-10
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 5, 2020 was 65,877,515.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
June 30, 2020

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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
•statements of the plans and objectives of management for future operations;
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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission ("SEC") on May 26, 2020 and those described from time to time in our future reports filed with the SEC;
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
•general and global negative conditions;
•the potential adverse impacts of the COVID-19 pandemic on our employees, our business, our operations, the business of our customers and other business partners, and the markets and communities in which we and our partners and customers operate; and
•our tax rate and other effects of the changes to U.S. federal tax law, including the impact of the 2017 U.S tax reform legislation and the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

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

In light of these risks, uncertainties and assumptions, the Company cautions readers not to place undue reliance on any forward-looking statements.  Forward-looking statements and such risks, uncertainties and assumptions speak only as of the date of this Quarterly Report on Form 10-Q, and the Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements contained herein, to reflect any change in our expectations with regard thereto, or any other change based on the occurrence of future events, the receipt of new information or otherwise, except to the extent otherwise required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2020	March 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$649,895	$717,811
Restricted cash	14,815	14,815
Trade accounts receivable, net	96,472	92,761
Refundable income taxes	39,776	38,340
Other current assets	24,314	32,666
Total current assets	825,272	896,393

Property and equipment, net of accumulated depreciation and amortization	17,108	19,321
Intangible assets, net	39,915	45,200
Goodwill	298,389	297,796
Deferred commissions, net	17,695	16,014
Other assets, net	35,552	27,165
	$1,233,931	$1,301,889
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$38,380	$42,204
Accrued payroll and related expenses	16,727	28,791
Other accrued expenses	50,024	68,991
Acquisition escrow payable	14,815	14,815
Deferred revenue	5,938	6,581
Total current liabilities	125,884	161,382

Other liabilities	49,758	52,995

Commitments and contingencies

Stockholders' equity:
Preferred stock	—	—
Common stock	14,525	14,394
Additional paid-in capital	1,532,481	1,496,565
Retained earnings	1,523,366	1,545,094
Accumulated other comprehensive income	6,342	5,745
Treasury stock, at cost	(2,018,425)	(1,974,286)
Total stockholders' equity	1,058,289	1,087,512
	$1,233,931	$1,301,889

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2020	2019
Revenues	$99,437	$82,511
Cost of revenue	34,465	36,426
Gross profit	64,972	46,085
Operating expenses:
Research and development	26,989	23,722
Sales and marketing	38,627	43,144
General and administrative	23,368	25,318
Gains, losses and other items, net	1,995	2,276
Total operating expenses	90,979	94,460
Loss from operations	(26,007)	(48,375)
Total other income	463	5,882
Loss from operations before income taxes	(25,544)	(42,493)
Income tax benefit	(3,816)	(353)
Net loss	$(21,728)	$(42,140)

Basic loss per share	$(0.33)	$(0.61)

Diluted loss per share	$(0.33)	$(0.61)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2020	2019
Net Loss	$(21,728)	$(42,140)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	597	(467)
Comprehensive loss	$(21,131)	$(42,607)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2020
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2020	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2020	143,938,753	$14,394	$1,496,565	$1,545,094	$5,745	(78,081,314)	$(1,974,286)	$1,087,512
Employee stock awards, benefit plans and other issuances	67,790	7	1,130	—	—	(40,357)	(1,827)	(690)
Non-cash stock-based compensation	7,945	1	10,468	—	—	—	—	10,469
Restricted stock units vested	453,632	45	(45)	—	—	—	—	—
Liability-classified restricted units vested	780,400	78	24,363	—	—	—	—	24,441
Acquisition of treasury stock	—	—	—	—	—	(1,321,666)	(42,312)	(42,312)
Comprehensive income (loss):								—
Foreign currency translation	—	—	—	—	597	—	—	597
Net loss	—	—	—	(21,728)	—	—	—	(21,728)
Balances at June 30, 2020	145,248,520	$14,525	$1,532,481	$1,523,366	$6,342	(79,443,337)	$(2,018,425)	$1,058,289

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2019
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2019	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2019	141,865,888	$14,187	$1,406,813	$1,669,605	$7,801	(73,167,892)	$(1,767,574)	$1,330,832
Employee stock awards, benefit plans and other issuances	46,681	4	1,056	—	—	(221,195)	(12,093)	(11,033)
Non-cash stock-based compensation	51,362	5	15,059	—	—	—	—	15,064
Restricted stock units vested	487,632	49	(49)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(412,200)	(20,099)	(20,099)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(467)	—	—	(467)
Net loss	—	—	—	(42,140)	—	—	—	(42,140)
Balances at June 30, 2019	142,451,563	$14,245	$1,422,879	$1,627,465	$7,334	(73,801,287)	$(1,799,766)	$1,272,157

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,728)	$(42,140)
Non-cash operating activities:
Depreciation and amortization	8,054	8,877
Loss on disposal or impairment of assets	2	85
Provision for doubtful accounts	1,330	962
Deferred income taxes	(672)	7
Non-cash stock compensation expense	16,485	18,630
Changes in operating assets and liabilities:
Accounts receivable, net	(5,860)	(3,451)
Deferred commissions	(1,681)	174
Other assets	4,904	3,600
Accounts payable and other liabilities	(22,684)	(188)
Income taxes, net	(1,105)	(863)
Deferred revenue	(657)	(1,101)
Net cash used in operating activities	(23,612)	(15,408)
Cash flows from investing activities:
Capital expenditures	(832)	(4,888)
Cash paid in acquisitions, net of cash received	—	(4,479)
Payments for investments	(667)	—
Net cash used in investing activities	(1,499)	(9,367)
Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	1,137	1,060
Shares repurchased for tax withholdings upon vesting of stock-based awards	(1,827)	(12,093)
Acquisition of treasury stock	(42,312)	(20,099)
Net cash used in financing activities	$(43,002)	$(31,132)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2020	2019

Effect of exchange rate changes on cash	$197	$(89)

Net change in cash, cash equivalents and restricted cash	(67,916)	(55,996)
Cash, cash equivalents and restricted cash at beginning of period	732,626	1,061,473
Cash, cash equivalents and restricted cash at end of period	$664,710	$1,005,477

Supplemental cash flow information:
Cash paid (received) for income taxes	$(2,041)	$110

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("Registrant", "LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Registrant’s management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2020 (“2020 Annual Report”), as filed with the SEC on May 26, 2020.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2020 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2021.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2020 Annual Report.

Accounting pronouncements adopted during the current year
Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standards Update ("ASU") ASU 2018-15
Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15")

ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software) and hosting arrangements that include an internal use software license). Previously, all implementation costs for a hosting arrangement that was a service contract were expensed when incurred.
		April 1, 2020	The effect of prospectively adopting ASU 2018-15 on our condensed consolidated financial statements and related disclosures was not material.
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework ("ASU 2018-13")	ASU 2018-13 eliminates, modifies and adds disclosure requirements for fair value measurements.	April 1, 2020	The effect of adopting ASU 2018-15 on our condensed consolidated financial statements and related disclosures was not material.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13")	ASU 2016-13 introduces new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward looking "expected loss model" that requires entities to estimate expected credit losses on accounts receivable and other financial instruments by using all practical and relevant information.	April 1, 2020	The effect of adopting ASU 2016-13 on our condensed consolidated financial statements and related disclosures was not material.

Recent accounting pronouncements not yet adopted
Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12")
ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 (fiscal 2022 for the Company), including interim periods within those fiscal years.
		April 1, 2021	The Company does not expect the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

2. LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2020	2019
Basic loss per share:
Net loss	$(21,728)	$(42,140)

Basic weighted-average shares outstanding	65,570	68,906

Basic loss per share	$(0.33)	$(0.61)

Diluted loss per share:
Basic weighted-average shares outstanding	65,570	68,906
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—
Diluted weighted-average shares outstanding	65,570	68,906

Diluted loss per share	$(0.33)	$(0.61)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company were 1.8 million and 2.8 million in the three months ended June 30, 2020 and 2019, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended
	June 30,
	2020	2019
Number of shares underlying restricted stock units	2,022	431

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the three months ended June 30, 2020, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program.  Through June 30, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million under the stock repurchase program, leaving remaining capacity of $326.4 million.

Accumulated other comprehensive income balances of $6.3 million and $5.7 million at June 30, 2020 and March 31, 2020, respectively, reflect accumulated foreign currency translation adjustments.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the three months ended
	June 30,
Primary Geographical Markets	2020	2019
United States	$93,382	$76,541
Europe	4,870	4,747
APAC	1,185	1,223
	$99,437	$82,511

Major Offerings/Services
Subscription	$82,915	$68,326
Marketplace and Other	16,522	14,185
	$99,437	$82,511

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $339.1 million as of June 30, 2020. Additionally, the amount to be recognized over the next twelve months was $222.7 million. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2024.

4. LEASES

Right-of-use asset and lease liability balances consist of the following (dollars in millions):

	June 30, 2020	March 31, 2020
Right-of-use assets included in other assets, net	$15.9	$17.8
Short-term lease liabilities included in other accrued expenses	$9.7	$9.6
Long-term lease liabilities included in other liabilities	$9.4	$11.4

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2025. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $3.0 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of June 30, 2020 are as follows (dollars in thousands):

Amount
Fiscal 2021	$8,098
Fiscal 2022	9,078
Fiscal 2023	2,681
Fiscal 2024	769
Fiscal 2025	66
Thereafter	—
Total undiscounted lease commitments	20,692
Less: Interest and short-term leases	1,645
Total discounted operating lease liabilities	$19,047

Future minimum payments as of June 30, 2020 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 12) are as follows (dollars in thousands): Fiscal 2021: $1,924; Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Thereafter: $1,799.

5. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At June 30, 2020, there were a total of 7.3 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the three months ended June 30, 2020, by award type, was (dollars in millions):

	For the three months ended
	June 30,
	2020	2019
Stock options	$0.8	$0.7
Restricted stock units	8.9	11.1
Arbor acquisition consideration holdback	—	2.6
DPM acquisition consideration holdback	1.9	—
PDP assumed performance plan	4.6	3.9
Other non-employee stock-based compensation	0.3	0.3
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	16.5	18.6
Less expense related to liability-based equity awards	(6.0)	(3.5)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$10.5	$15.1

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in millions):

	For the three months ended
	June 30,
	2020	2019
Cost of revenue	$0.8	$0.8
Research and development	5.9	4.0
Sales and marketing	7.1	8.9
General and administrative	2.7	4.9
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$16.5	$18.6

The following table provides the expected future expense for all of the Company's outstanding equity awards at June 30, 2020, by award type. The amount for 2021 represents the remaining nine months ending March 31, 2021. All other periods represent fiscal years ending March 31 (dollars in millions)

	For the years ending,
	2021	2022	2023	2024	2025	Total
Stock options	$1.4	$1.1	$0.3	$—	$—	$2.8
Restricted stock units	49.4	56.4	43.0	20.9	2.0	171.7
DPM acquisition consideration holdback	6.1	8.1	2.0	—	—	16.2
PDP assumed performance plan	13.8	9.2	—	—	—	23.0
	$70.7	$74.8	$45.3	$20.9	$2.0	$213.7

Stock Options Activity

Stock option activity for the three months ended June 30, 2020 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2020	1,350,658	$14.43
Exercised	(45,227)	$3.70		$1,818
Forfeited or canceled	(4,228)	$1.59
Outstanding at June 30, 2020	1,301,203	$14.85	3.3	$35,945
Exercisable at June 30, 2020	1,236,810	$15.52	3.0	$33,329

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on June 30, 2020.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of June 30, 2020 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	188,424	5.1 years	$1.58	124,031	$1.44
$10.00	—	$19.99	709,672	2.3 years	$14.69	709,672	$14.69
$20.00	—	$24.99	403,107	4.0 years	$21.31	403,107	$21.31
			1,301,203	3.3 years	$14.85	1,236,810	$15.52

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the three months ended June 30, 2020, the Company granted RSUs covering 1,604,733 shares of common stock and having a fair value at the date of grant of $60.7 million. The RSUs granted in the current period vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

RSU activity for the three months ended June 30, 2020 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2020	3,351,638	$40.68	2.51
Granted	1,604,733	$37.82
Vested	(395,982)	$42.04
Forfeited or canceled	(102,872)	$41.90
Outstanding at June 30, 2020	4,457,517	$39.50	2.85

The total fair value of RSUs vested during the three months ended June 30, 2020 was $18.1 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2021 plans:
During the three months ended June 30, 2020, the Company granted PSUs covering 246,524 shares of common stock having a fair value at the date of grant of $10.7 million. The grants were made under two separate performance plans.

Under the first performance plan, units covering 73,950 shares of common stock were granted having a fair value at the date of grant of $4.2 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2020 to March 31, 2023.

Under the second performance plan, units covering 172,574 shares of common stock were granted having a fair value at the date of grant of $6.5 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the attainment of trailing twelve-month revenue growth and EBITDA margin targets for the period from April 1, 2020 to March 31, 2023. Performance will be measured and vesting evaluated on a quarterly basis beginning with the period ending June 30, 2021 and continuing through the end of the performance period. To the extent that shares are earned in a given quarter, 50% vest immediately and 50% vest on the one-year anniversary of attainment, except that all earned but unvested shares will vest fully at the end of the measurement period.

Fiscal 2020 plans:
During the three months ended June 30, 2020, the compensation committee approved the final performance attainment on a fiscal 2020 performance plan covering 59,480 PSUs. The awards reached maturity of the relevant performance period at March 31, 2020, and final attainment of these awards was determined by the compensation committee during the quarter ended June 30, 2020 to be 164% resulting in an additional award of 38,063 units (for a total earned amount of 97,543 units). Of the earned amount, one-third vested immediately, while the remaining two-thirds will vest in equal increments in first quarters of fiscal years 2021 and 2022.

Fiscal 2019 plans:
Subsequent to June 30, 2020, the fiscal 2019 performance plan covering 313,771 units reached its initial quarterly measurement date. Subject to compensation committee approval of attainment, 178,159 units (based on 57% attainment) are expected to be released; half in the fiscal quarter ending September 30, 2020, and half one year later.

PSU activity for the three months ended June 30, 2020 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2020	545,446	$51.01	2.24
Granted	246,524	$43.40
Additional earned performance shares	38,063	$55.48
Vested	(32,514)	$55.48
Forfeited or canceled	(28,857)	$32.62
Outstanding at June 30, 2020	768,662	$49.29	2.28

The total fair value of PSUs vested in the three months ended June 30, 2020 was $1.2 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Consideration Holdback

As part of the Company's fiscal 2020 acquisition of Data Plus Math ("DPM"), $24.4 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through June 30, 2020, the Company had recognized a total of $8.1 million related to the DPM consideration holdback. At June 30, 2020, the recognized, but unpaid, balance related to the DPM consideration holdback in other accrued expenses in the condensed consolidated balance sheet was zero, as the first annual settlement occurred at the end of the current fiscal quarter.

Pacific Data Partners ("PDP") Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan").

Through June 30, 2020, the Company has recognized a total of $42.3 million related to the PDP non-cash stock-based compensation plan. At June 30, 2020, the recognized, but unpaid, balance related to the PDP non-cash stock-based compensation plan in other accrued expenses in the condensed consolidated balance sheet was $4.1 million.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2020	March 31, 2020
Prepaid expenses and other	$10,294	$13,385
Receivable for cash settlement of withheld income tax withholdings on equity award releases	—	7,658
Assets of non-qualified retirement plan	14,020	11,623
Other current assets	$24,314	$32,666

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2020	March 31, 2020
Long-term prepaid data revenue share	$9,829	$—
Internally developed software	639	889
Right-of-use asset (see Note 4)	15,928	17,830
Deferred tax asset	1,089	852
Deposits	2,566	2,562
Other miscellaneous noncurrent assets	5,501	5,032
Other assets, net	$35,552	$27,165

7. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2020	March 31, 2020
Liabilities of non-qualified retirement plan	$14,020	$11,623
Short-term lease liabilities (see Note 4)	9,681	9,641
PDP performance plan liability (see Note 5)	4,080	16,318
DPM consideration holdback (see Note 5)	—	6,185
Other miscellaneous accrued expenses	22,243	25,224
Other accrued expenses	$50,024	$68,991

8. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	June 30, 2020	March 31, 2020
Leasehold improvements	$26,121	$25,614
Data processing equipment	9,603	9,499
Office furniture and other equipment	9,353	9,673
	45,077	44,786
Less accumulated depreciation and amortization	27,969	25,465
	$17,108	$19,321

Depreciation expense on property and equipment was $2.5 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense for the three months ended June 30, 2019 included $1.9 million of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

9. GOODWILL:

Changes in goodwill for the three months ended June 30, 2020 was as follows (dollars in thousands):

Total
Balance at March 31, 2020	$297,796
Change in foreign currency translation adjustment	593
Balance at June 30, 2020	$298,389

Goodwill by geography as of June 30, 2020 was:

Total
U.S.	$295,216
APAC	3,173
Balance at June 30, 2020	$298,389

10. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	June 30, 2020	March 31, 2020
Developed technology, gross	$66,473	$66,451
Accumulated amortization	(56,161)	(54,713)
Net developed technology	$10,312	$11,738

Customer relationship/Trade name, gross	$42,997	$42,993
Accumulated amortization	(34,980)	(33,109)
Net customer/trade name	$8,017	$9,884

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(18,214)	(16,222)
Net publisher relationship	$21,586	$23,578

Total intangible assets, gross	$149,270	$149,244
Total accumulated amortization	(109,355)	(104,044)
Total intangible assets, net	$39,915	$45,200

Total amortization expense related to intangible assets was $5.3 million and $3.5 million, for the three months ended June 30, 2020 and 2019, respectively.  The following table presents the estimated future amortization expenses related to purchased intangible assets. The amount for 2021 represents the remaining nine months ending March 31, 2021 (dollars in thousands):

Fiscal Year:
2021	$12,077
2022	14,092
2023	11,683
2024	2,063
$39,915

11. ALLOWANCE FOR CREDIT LOSSES:

Trade accounts receivable are presented net of allowances for credit losses, returns and credits of $8.2 million at June 30, 2020 and $7.6 million at March 31, 2020.

We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. During the three months ended June 30, 2020, the Company recorded bad debt expense of $1.3 million.

A summary of the activity of the allowance for doubtful accounts, returns and credits was (dollars in thousands):

For the three months ended:	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
June 30, 2020	$7,575	$1,330	$(23)	$(649)	$8,233

12. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the Company's restructuring activity for the three months ended June 30, 2020 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
Balances at March 31, 2020	$450	$6,243	$6,693
Restructuring charges and adjustments	1,035	1,000	2,035
Payments	(742)	(253)	(995)
Balances at June 30, 2020	$743	$6,990	$7,733

The above balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets.

Restructuring Plans

During the three months ended June 30, 2020, the Company recorded a total of $2.0 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges in the United States and Europe of $1.0 million and lease accruals and adjustments of $1.0 million. The lease accruals represent the full settlement cost on cancellation of an office space lease and is expected to be paid out during the second quarter ending September 30, 2020. Of the associate-related accruals of $1.0 million, $0.4 million remained accrued as of June 30, 2020 and is expected to be paid out during fiscal 2021.

In fiscal 2020, the Company recorded a total of $3.4 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The fiscal year 2020 expense included severance and other associate-related charges in APAC of $0.6 million, adjustments to fiscal 2019 restructuring plans for associates in the United States of $1.7 million, and lease accruals and adjustments of $1.1 million. Of the associate-related accruals of $0.6 million, $0.1 million remained accrued as of June 30, 2020.

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

In fiscal 2015, the Company recorded a total of $9.3 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.2 million remained accrued as of June 30, 2020. These amounts are expected to be paid out in fiscal 2021.

With respect to fiscal 2015, 2017, 2018, 2019, and 2020 lease accruals and adjustments described above, the Company intends to continue subleasing the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Of the total amount accrued, $6.0 million remained accrued as of June 30, 2020. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	For the three months ended
	June 30,
	2020	2019
Restructuring plan charges and adjustments	$2,035	$1,800
Other	(40)	476
	$1,995	$2,276

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

Commitments

As of June 30, 2020, the Company has various non-cancellable operating lease commitments for office space that, as a result of the adoption of ASC 842, have been recorded as lease liabilities. Refer to Note 4 - Leases for additional information regarding lease commitments.

The following table presents the Company’s purchase commitments at June 30, 2020.  Purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.3 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Purchase commitments	$9,670	$5,293	$3,392	$96	$48	$18,499
Other commitments	16,185	25,754	27,867	7,519	—	77,325
Total purchase and other commitments	$25,855	$31,047	$31,259	$7,615	$48	$95,824

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

14. INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date pretax income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by stock-based compensation and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of June 30, 2020, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table presents the balances of assets measured at fair value as of June 30, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,020	$—	$—	$14,020
Total assets	$14,020	$—	$—	$14,020

16.  SUBSEQUENT EVENT

Acuity Data

On July 16, 2020, the Company completed the acquisition of Acuity Data, a team of global retail and consumer packaged goods ("CPG") experts, for approximately $3.1 million in cash. The acquisition also includes a three-year performance earnout plan having a maximum potential attainment of $5.1 million that would be recorded as non-cash stock compensation if achieved. The acquisition will strengthen the retail analytics capabilities of our Safe Haven platform by enabling better reporting, insights, and collaboration for retailers and CPG companies, bridging the gap between trade and media by bringing consumers' digital signals and retail transaction data together in a privacy-conscious manner. The initial accounting for this acquisition is incomplete due to the timing of the acquisition, including the disclosure of the major classes of assets acquired and liabilities assumed and supplemental pro forma disclosures.

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
The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise data connectivity platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the approximately 550 plus partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

• Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally identifiable information or "PII"), and replaces them with de-identified IDs called IdentityLink™, a true people-based identifier. IdentityLink can then be distributed through direct integrations with the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

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

•Safe Haven. Our Safe Haven helps data owners maximize value by breaking down internal and external silos in a privacy-first and secure environment. Safe Haven's built-in privacy controls include provisions for data availability, user access, and appropriate usage rights, allowing data owners to retain full control of their assets. Safe Haven offers powerful applications including reports, dashboards and synthesized audience segments for both marketers and data scientists.

• Analytics & Measurement. We power highly accurate and complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with IdentityLink. Customers then can use that aggregated view of each consumer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 780 direct customers world-wide, including approximately 22% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data owners that are monetizing their data assets on our marketplace, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers.

COVID-19 Update

The COVID-19 pandemic has continued to spread across the world. The pandemic and the public health measures taken in response to it have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. We are continuing to monitor the actual and potential effects of the pandemic across our business. Because these effects are dependent on highly uncertain future developments, including the duration, spread and severity of the outbreak, the actions taken to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume, they are extremely difficult to predict and it is not possible at this time to estimate the full impact that COVID-19 could have on our business going forward. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business, our revenues have been negatively impacted due to short-term service concessions granted certain customers, and it is expected that certain of these concessions will extend into subsequent periods.

Since mid-March, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. LiveRamp shifted to a remote workplace, requiring nearly all employees to work from home. We suspended all business travel other than for essential functions. We have cancelled or replaced planned events with virtual-only experiences. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment, and may incur similar expenses in the future as remote operations continue. While the COVID-19 pandemic had some favorable impacts on our results of operations during the quarter ended June 30, 2020, such as reduced travel, entertainment and promotional costs, there is no assurance that those favorable impacts will recur in the future, or if they do recur would be enough to offset expenses incurred to support our employees working from home and to otherwise combat the impact COVID-19 has had and may continue to have on the Company.

Summary Results and Notable Events

A financial summary of the quarter ended June 30, 2020 is presented below:
•Revenues were $99.4 million, a 20.5% increase from $82.5 million in fiscal 2020.
•Cost of revenue was $34.5 million, a 5.4% decrease from $36.4 million in fiscal 2020.
•Gross margin increased to 65.3% from 55.9% in fiscal 2020.
•Total operating expenses were $91.0 million, a 3.7% decrease from $94.5 million in fiscal 2020.
•Cost of revenue and operating expenses for fiscal 2021 and 2020 include the following items:
◦Non-cash stock compensation of $16.5 million and $18.6 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $5.3 million and $3.1 million, respectively (cost of revenue)
◦Accelerated depreciation of $1.9 million in fiscal 2020 (cost of revenue and operating expenses)
◦Transformation costs of $3.6 million in fiscal 2021 (operating expenses)
◦Restructuring and merger charges of $2.0 million and $2.3 million, respectively (gains, losses and other)
•Net loss was $21.7 million, a loss of $0.33 per diluted share, compared to a net loss of $42.1 million, or $0.61 per diluted share in fiscal 2020.
•Net cash used by operating activities was $23.6 million compared to $15.4 million in fiscal 2020.
•The Company repurchased 1.3 million shares of its common stock for $42.3 million under the Company's common stock repurchase program.
This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended June 30, 2020.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2020	2019	Change
Revenues	$99,437	$82,511	21
Cost of revenue	34,465	36,426	(5)
Gross profit	64,972	46,085	41
Total operating expenses	90,979	94,460	(4)
Loss from operations	(26,007)	(48,375)	(46)
Net loss	$(21,728)	$(42,140)	(48)
Diluted loss per share	$(0.33)	$(0.61)	(46)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2020	2019	Change
Revenues:
Subscription	$82,915	$68,326	21
Marketplace and Other	16,522	14,185	16
Total revenues	$99,437	$82,511	21

Total revenues for the quarter ended June 30, 2020 were $99.4 million, a $16.9 million, or 20.5% increase from the same quarter a year ago. The increase was due to Subscription growth of $14.6 million, or 21.4%, primarily due to new logo deals and upsell to existing customers partially offset by lower variable revenue. Marketplace and Other growth was $2.3 million, or 16.5%, primarily due to Data Marketplace and TV transactional growth. On a geographic basis, U.S. revenue increased $16.8 million, or 22.0%. International revenue increased $0.1 million, or 1.4%. Revenues in the quarter ended June 30, 2020 were negatively impacted by $1.4 million due to short-term service concessions related to the COVID-19 pandemic.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2020	2019	Change
Cost of revenue	$34,465	$36,426	(5)
Gross profit	$64,972	$46,085	41
Gross margin	65.3%	55.9%	17

Cost of revenue: includes third-party direct costs including Identity Graph data and cloud and hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of internally developed software and other acquisition related intangibles.

Cost of revenue was $34.5 million for the quarter ended June 30, 2020, a $2.0 million, or 5.4%, decrease from the same quarter a year ago. Gross margins increased to 65.3% compared to 55.9% in the same quarter a year ago. The gross margin increase was primarily due to revenue growth, lower identity graph data costs of $1.3 million from contract consolidations, decreased security costs of $1.8 million from ending AMS disposition transition spend, as well as $1.5 million of accelerated depreciation in the prior year quarter. These decreases were offset partially by increases in purchased intangible asset amortization and hosting and TV direct costs. U.S. gross margins increased to 66.6% for the three months ended June 30, 2020 from 57.7% in the same quarter a year ago. International gross margins remained flat at 32.4%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2020	2019	Change
Operating expenses:
Research and development	$26,989	$23,722	14
Sales and marketing	38,627	43,144	(10)
General and administrative	23,368	25,318	(8)
Gains, losses and other items, net	1,995	2,276	(12)
Total operating expenses	$90,979	$94,460	(4)

Research and development (“R&D”) expense: includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $27.0 million for the quarter ended June 30, 2020, an increase of $3.3 million, or 13.8% compared to the same quarter a year ago, and were 27.1% of total revenues compared to 28.8% in the same quarter a year ago. The increase was primarily due to an increase in ongoing investment in LiveRamp products and an increase in non-cash stock-based compensation expense of $1.4 million, offset partially by reduced travel costs.

Sales and marketing (“S&M”) expense: includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $38.6 million for the quarter ended June 30, 2020, a decrease of $4.5 million, or 10.5%, compared to the same quarter a year ago, and were 38.8% of total revenues compared to 52.3% in the same quarter a year ago. The decrease in S&M expenses was due to a decrease in non-cash stock-based compensation expense of $1.8 million as a result of expected attainment adjustments for performance-based awards and decreased travel, entertainment and promotional costs of $4.3 million partially offset by headcount investments. Since mid-March we have essentially suspended all business travel. We also cancelled or replaced planned events with virtual-only experiences.

General and administrative (G&A) expense: represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $23.4 million for the quarter ended June 30, 2020, a decrease of $2.0 million, or 7.7% compared to the same quarter a year ago, and were 23.5% of total revenues compared to 30.7% in the same quarter a year ago. Current quarter G&A expenses included $2.7 million of non-cash stock-based compensation compared to $4.5 million in the prior year. The decrease was the result of expected attainment adjustments for performance-based awards. Current quarter expenses also include $3.6 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. These costs are associated with the assessment of strategic and operating plans, including our long-term location strategy, and assistance in implementing the restructuring activities as a result of this assessment. The remaining $3.8 million decrease is due to accelerated depreciation in the prior year of $0.4 million, and other expense reductions related to decreased controllable non-headcount expenses, including travel and entertainment and professional services.

Gains, losses, and other items, net: represents restructuring costs and other adjustments.

Gains, losses and other items, net were $2.0 million for the quarter ended June 30, 2020, a decrease of $0.3 million compared to the same quarter a year ago. The current year amount includes severance of $1.0 million and a lease settlement of $1.0 million. The prior year amount included $1.8 million in restructuring charges (primarily severance).

Loss from Operations and Operating Margin

Loss from operations was $26.0 million for the quarter ended June 30, 2020 compared to $48.4 million in the same quarter a year ago. Operating margin was negative 26.2% compared to negative 58.6%. The improvement was primarily due to increased gross profit from an increase in revenue, lower cost of revenue due to decreased identity and security costs, and decreased operating expenses due to decreased travel, entertainment and promotional events costs.

Other Income and Income Taxes

Other income was $0.5 million for the quarter ended June 30, 2020 compared to $5.9 million in the same quarter a year ago. Other income primarily consists of interest income from invested cash balances which, along with interest rates, has decreased significantly from the prior year.

Income tax benefit was $3.8 million on a pretax loss of $25.5 million for the quarter ended June 30, 2020 compared to income tax benefit of $0.4 million on a pretax loss of $42.5 million for the same quarter last year. The current period tax benefit reflects anticipated refunds from the carryback of net operating losses under the CARES Act, which was enacted on March 27, 2020.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At June 30, 2020, approximately $13.0 million of the total cash balance of $649.9 million, or approximately 2.0%, was located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $96.5 million at June 30, 2020, an increase of $3.7 million, compared to $92.8 million at March 31, 2020. Days sales outstanding, a measurement of the time it takes to collect receivables, were 88 days at June 30, 2020, compared to 80 days at March 31, 2020. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also actively evaluating the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable.

Working capital at June 30, 2020 totaled $699.4 million, a $35.6 million decrease when compared to $735.0 million at March 31, 2020.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the current global COVID-19 pandemic, our liquidity position may change, due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. The outbreak of COVID-19 has caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the three months ended
	June 30,
	2020	2019

Net cash used in operating activities	$(23,612)	$(15,408)
Net cash used in investing activities	$(1,499)	$(9,367)
Net cash used in financing activities	$(43,002)	$(31,132)

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients and related payments to our suppliers. The timing of cash receipts from clients and payments to suppliers can significantly impact our cash flows from operating activities. Our collection and payment cycles can vary from period to period.

In the three months ended June 30, 2020, net cash used in operating activities of $23.6 million resulted primarily from net earnings adjusted for non-cash items of $3.5 million offset by an increase in cash used by operating assets and liabilities of $27.1 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts payable and other liabilities of $22.7 million, accounts receivable of $5.9 million and deferred commissions of $1.7 million partially offset by favorable changes in other assets of $4.9 million. The decrease in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The increase in accounts receivable is primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The change in other assets was negatively impacted by a $10 million data revenue share prepayment to a data partner.

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

In the three months ended June 30, 2020, net cash used in investing activities of $1.5 million consisted of capital expenditures of $0.8 million, and the payment for a convertible debt investment of $0.7 million. The Company expects to increase this investment to a total of $2.0 million during the current fiscal year.

For the quarter ended June 30, 2019, we used $9.4 million of cash in investing activities, consisting of $4.9 million for capital expenditures, and $4.5 million for the acquisition of Faktor.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In the three months ended June 30, 2020, net cash used in financing activities was $43.0 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $42.3 million (1.3 million shares), and $1.8 million for shares repurchased for tax withholdings upon vesting of stock-based awards (less than 0.1 million shares). These uses of cash were partially offset by proceeds of $1.1 million from the sale of common stock from our equity compensation plans.

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

Off-Balance Sheet Items and Commitments

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. During the three months ended June 30, 2020, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program. Through June 30, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million under the stock repurchase program, leaving remaining capacity of $326.4 million.

Contractual Commitments

The following table presents the Company’s contractual cash obligations and purchase commitments at June 30, 2020.  Operating leases primarily consist of our various office facilities, purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.3 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2021 represent the remaining nine months ending March 31, 2021. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Operating leases	$8,098	$9,078	$2,681	$769	$66	$20,692

Future minimum payments as of June 30, 2020 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Remainder of Fiscal 2021: $1,924; Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Thereafter: $1,799.

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Purchase commitments	$9,670	$5,293	$3,392	$96	$48	$18,499
Other commitments	16,185	25,754	27,867	7,519	—	77,325
Total purchase and other commitments	$25,855	$31,047	$31,259	$7,615	$48	$95,824

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's 2020 Annual Report.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2020 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the Company's 2020 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the Company's 2020 Annual Report other than as described in the Accounting Pronouncements Adopted During the Current Year section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Accounting Pronouncements Adopted During the Current Year" and “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2020, as compared with those discussed in the Company's 2020 Annual Report.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, we have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in the Company's 2020 Annual Report remain current in all material respects except as set forth below. The risk factors in our 2020 Annual Report do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

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

Our existing customers have no obligation to renew their contracts or may not choose to renew their contracts for a variety of reasons. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction, pricing changes, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, and reductions in our customers’ spending levels or other declines in customer activity. If our customers do not renew their contracts or decrease the amount they spend with us, our revenue would decline and our business would suffer.

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

Moreover, the conditions caused by the COVID-19 pandemic has affected the rate of spending on advertising products and could adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our business, future results of operations and financial condition, will depend on future developments, which are highly uncertain and difficult to predict.

The COVID-19 pandemic has disrupted the flow of the economy and continues to put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The impact on the global population and the duration of the COVID-19 pandemic cannot be predicted with confidence. Moreover, the continued impact on the global economic market is highly dependent upon the actions of governments, businesses and other enterprises and cannot be predicted. The pandemic has caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. While the COVID-19 pandemic has not yet materially adversely impacted our sales or operations, we continue to monitor our operations, the operations of our customers and corporate partners, and government recommendations. The spread of an infectious disease may also result in, and, in the case of the COVID-19 pandemic has resulted in, regional quarantines, physical distancing requirements, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers to deliver data on a timely basis, or at all, and overall economic instability.

A recession, depression or other sustained adverse market events resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic including transportation, travel and hospitality, retail and energy, may reduce their advertising spending, whether temporarily or permanently, or delay their advertising initiatives, which could materially and adversely impact our business. We may also experience curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services that could materially adversely impact our business, results of operations and overall financial performance in future periods. Existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 pandemic, or may attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.

In response to the COVID-19 pandemic, we have temporarily closed most of our offices (including our headquarters), required virtually all of our employees to work remotely, implemented restrictions on all non-essential travel, and shifted certain of our customer, industry, investor, and employee events to virtual-only experiences and may deem it advisable to similarly alter, postpone or cancel entirely additional events in the future. Certain costs incurred in preparation for these events could not be recovered. If the COVID-19 pandemic worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. Further, we may experience increased cyberattacks and security challenges as our global employee base works remotely. Our employees' ability to effectively work remotely is also impacted by continued availability of internet connectivity and a general degradation of such would negatively impact their ability to work effectively.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	1,243,534	$31.77	1,243,534	$329,243,105
May 1, 2020 - May 31, 2020	78,132	$35.83	78,132	$326,443,254
June 1, 2020 - June 30, 2020	—	$—	—	$326,443,254
Total	1,321,666	$32.01	1,321,666

The repurchases listed above were made pursuant to a repurchase program adopted by the Board of Directors on August 29, 2011.  That program was subsequently modified and expanded, most recently on October 25, 2018.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2020. Through June 30, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million, leaving remaining capacity of $326.4 million under the stock repurchase program.

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2020 and March 31, 2020, (ii) Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statement of Equity for the Three Months ended June 30, 2020, (v) Condensed Consolidated Statement of Equity for the Three Month ended June 30, 2019, (vi) Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2020 and 2019, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveRamp Holdings, Inc.

Dated: August 10, 2020

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)