Form 10-Q
period 2020-09-30
LiveRamp Holdings, Inc.
filed 2020-11-09
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of November 5, 2020 was 66,312,553.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
September 30, 2020

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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission ("SEC") on May 26, 2020, as revised and updated by the supplemental risk factors in Part II, Item 1A "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020, and those described from time to time in our future reports filed with the SEC;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2020	March 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$650,691	$717,811
Restricted cash	14,815	14,815
Trade accounts receivable, net	99,362	92,761
Refundable income taxes	42,578	38,340
Other current assets	24,560	32,666
Total current assets	832,006	896,393

Property and equipment, net of accumulated depreciation and amortization	15,222	19,321
Intangible assets, net	36,709	45,200
Goodwill	300,741	297,796
Deferred commissions, net	19,459	16,014
Other assets, net	34,500	27,165
	$1,238,637	$1,301,889
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$38,102	$42,204
Accrued payroll and related expenses	23,172	28,791
Other accrued expenses	58,532	68,991
Acquisition escrow payable	14,815	14,815
Deferred revenue	6,546	6,581
Total current liabilities	141,167	161,382

Other liabilities	46,608	52,995

Commitments and contingencies

Stockholders' equity:
Preferred stock	—	—
Common stock	14,570	14,394
Additional paid-in capital	1,552,303	1,496,565
Retained earnings	1,499,398	1,545,094
Accumulated other comprehensive income	6,944	5,745
Treasury stock, at cost	(2,022,353)	(1,974,286)
Total stockholders' equity	1,050,862	1,087,512
	$1,238,637	$1,301,889

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	September 30,
	2020	2019
Revenues	$104,661	$90,143
Cost of revenue	34,897	41,460
Gross profit	69,764	48,683
Operating expenses:
Research and development	31,035	26,445
Sales and marketing	41,705	45,204
General and administrative	24,495	27,262
Gains, losses and other items, net	(619)	45
Total operating expenses	96,616	98,956
Loss from operations	(26,852)	(50,273)
Total other income (expense)	(225)	4,780
Loss from operations before income taxes	(27,077)	(45,493)
Income tax benefit	(3,109)	(5,291)
Net loss	$(23,968)	$(40,202)

Basic loss per share	$(0.36)	$(0.59)

Diluted loss per share	$(0.36)	$(0.59)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the six months ended
	September 30,
	2020	2019
Revenues	$204,098	$172,654
Cost of revenue	69,362	77,886
Gross profit	134,736	94,768
Operating expenses:
Research and development	58,024	50,167
Sales and marketing	80,332	88,348
General and administrative	47,863	52,580
Gains, losses and other items, net	1,376	2,321
Total operating expenses	187,595	193,416
Loss from operations	(52,859)	(98,648)
Total other income	238	10,662
Loss from continuing operations before income taxes	(52,621)	(87,986)
Income tax benefit	(6,925)	(5,644)
Net loss	$(45,696)	$(82,342)

Basic loss per share	$(0.69)	$(1.21)

Diluted loss per share	$(0.69)	$(1.21)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(23,968)	$(40,202)	$(45,696)	$(82,342)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	602	(715)	1,199	(1,182)
Comprehensive loss	$(23,366)	$(40,917)	$(44,497)	$(83,524)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2020	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at June 30, 2020	145,248,520	$14,525	$1,532,481	$1,523,366	$6,342	(79,443,337)	$(2,018,425)	$1,058,289
Employee stock awards, benefit plans and other issuances	127,026	12	2,412	—	—	(73,255)	(3,928)	(1,504)
Non-cash stock-based compensation	5,606	—	17,443	—	—	—	—	17,443
Restricted stock units vested	323,986	33	(33)	—	—	—	—	—
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	602	—	—	602
Net loss	—	—	—	(23,968)	—	—	—	(23,968)
Balances at September 30, 2020	145,705,138	$14,570	$1,552,303	$1,499,398	$6,944	(79,516,592)	$(2,022,353)	$1,050,862

For the six months ended September 30, 2020
Balances at March 31, 2020	143,938,753	$14,394	$1,496,565	$1,545,094	$5,745	(78,081,314)	$(1,974,286)	$1,087,512
Employee stock awards, benefit plans and other issuances	194,816	19	3,542	—	—	(113,612)	(5,755)	(2,194)
Non-cash stock-based compensation	13,551	1	27,911	—	—	—	—	27,912
Restricted stock units vested	777,618	78	(78)	—	—	—	—	—
Liability-classified restricted units vested	780,400	78	24,363	—	—	—	—	24,441
Acquisition of treasury stock	—	—	—	—	—	(1,321,666)	(42,312)	(42,312)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	1,199	—	—	1,199
Net loss	—	—	—	(45,696)	—	—	—	(45,696)
Balances at September 30, 2020	145,705,138	$14,570	$1,552,303	$1,499,398	$6,944	(79,516,592)	$(2,022,353)	$1,050,862

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2019	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at June 30, 2019	142,451,563	$14,245	$1,422,879	$1,627,465	$7,334	(73,801,287)	$(1,799,766)	$1,272,157
Employee stock awards, benefit plans and other issuances	72,505	8	1,026	—	—	(34,274)	(1,814)	(780)
Non-cash stock-based compensation	6,833	1	16,267	—	—	—	—	16,268
Restricted stock units vested	146,521	14	(14)	—	—	—	—	—
Liability-classified restricted stock units vested	418,850	42	17,662	—	—	—	—	17,704
Acquisition-related replacement stock options	—	—	2,300	—	—	—	—	2,300
Acquisition of treasury stock	—	—	—	—	—	(1,722,730)	(80,374)	(80,374)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(715)	—	—	(715)
Net loss	—	—	—	(40,202)	—	—	—	(40,202)
Balances at September 30, 2019	143,096,272	$14,310	$1,460,120	$1,587,263	$6,619	(75,558,291)	$(1,881,954)	$1,186,358

For the six months ended September 30, 2019
Balances at March 31, 2019	141,865,888	$14,187	$1,406,813	$1,669,605	$7,801	(73,167,892)	$(1,767,574)	$1,330,832
Employee stock awards, benefit plans and other issuances	119,186	12	2,082	—	—	(255,469)	(13,907)	(11,813)
Non-cash stock-based compensation	58,195	6	31,326	—	—	—	—	31,332
Restricted stock units vested	634,153	63	(63)	—	—	—	—	—
Liability-classified restricted stock units vested	418,850	42	17,662	—	—	—	—	17,704
Acquisition-related replacement stock options	—	—	2,300	—	—	—	—	2,300
Acquisition of treasury stock	—	—	—	—	—	(2,134,930)	(100,473)	(100,473)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,182)	—	—	(1,182)
Net loss	—	—	—	(82,342)	—	—	—	(82,342)
Balances at September 30, 2019	143,096,272	$14,310	$1,460,120	$1,587,263	$6,619	(75,558,291)	$(1,881,954)	$1,186,358

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(45,696)	$(82,342)
Non-cash operating activities:
Depreciation and amortization	14,955	19,854
Loss (gain) on disposal or impairment of assets	333	(140)
Provision for doubtful accounts	2,522	2,430
Deferred income taxes	(485)	(5,083)
Non-cash stock compensation expense	40,689	41,984
Changes in operating assets and liabilities:
Accounts receivable, net	(9,584)	(11,258)
Deferred commissions	(3,445)	(606)
Other assets	7,703	(3,897)
Accounts payable and other liabilities	(20,671)	2,821
Income taxes, net	(3,583)	(7,789)
Deferred revenue	(101)	(133)
Net cash used in operating activities	(17,363)	(44,159)

Cash flows from investing activities:
Capital expenditures	(1,128)	(7,529)
Proceeds from sales of assets	—	517
Cash paid in acquisitions, net of cash received	(2,933)	(105,365)
Payments for investments	(1,873)	—
Net cash used in investing activities	(5,934)	(112,377)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	3,561	2,092
Shares repurchased for tax withholdings upon vesting of stock-based awards	(5,755)	(13,907)
Acquisition of treasury stock	(42,312)	(100,473)
Net cash used in financing activities	$(44,506)	$(112,288)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2020	2019

Effect of exchange rate changes on cash	$683	$(391)

Net change in cash, cash equivalents and restricted cash	(67,120)	(269,215)
Cash, cash equivalents and restricted cash at beginning of period	732,626	1,061,473
Cash, cash equivalents and restricted cash at end of period	$665,506	$792,258

Supplemental cash flow information:
Cash paid (received) for income taxes, net	$(2,863)	$6,152

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
Accounting Standards Update ("ASU") ASU 2018-15
Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15")

ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal use software license. Previously, all implementation costs for a hosting arrangement that was a service contract were expensed when incurred.
		April 1, 2020	The effect of prospectively adopting ASU 2018-15 on our condensed consolidated financial statements and related disclosures was not material.
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework ("ASU 2018-13")	ASU 2018-13 eliminates, modifies and adds disclosure requirements for fair value measurements.	April 1, 2020	The effect of adopting ASU 2018-13 on our condensed consolidated financial statements and related disclosures was not material.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13")	ASU 2016-13 introduces new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward looking "expected loss model" that requires entities to estimate expected credit losses on accounts receivable and other financial instruments by using all practical and relevant information.	April 1, 2020	The effect of adopting ASU 2016-13 on our condensed consolidated financial statements and related disclosures was not material.

Recent accounting pronouncements not yet adopted
Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
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
		April 1, 2021	The Company does not expect the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

2.    LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic loss per share:
Net loss	$(23,968)	$(40,202)	$(45,696)	$(82,342)

Basic weighted-average shares outstanding	66,010	67,684	65,790	68,295

Basic loss per share	$(0.36)	$(0.59)	$(0.69)	$(1.21)

Diluted loss per share:
Basic weighted-average shares outstanding	66,010	67,684	65,790	68,295
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	—	—
Diluted weighted-average shares outstanding	66,010	67,684	65,790	68,295

Diluted loss per share	$(0.36)	$(0.59)	$(0.69)	$(1.21)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company were 2.8 million and 2.3 million in the three and six months ended September 30, 2020, respectively and 2.4 million and 2.6 million in the three and six months ended September 30, 2019, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Number of shares underlying restricted stock units	1,065	945	546	669

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the six months ended September 30, 2020, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program.  Through September 30, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million under the stock repurchase program, leaving remaining capacity of $326.4 million.

Accumulated other comprehensive income balances of $6.9 million and $5.7 million at September 30, 2020 and March 31, 2020, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the six months ended
	September 30,
Primary Geographical Markets	2020	2019
United States	$191,487	$160,448
Europe	10,283	9,739
Asia-Pacific ("APAC")	2,328	2,467
	$204,098	$172,654

Major Offerings/Services
Subscription	$168,699	$140,293
Marketplace and Other	35,399	32,361
	$204,098	$172,654

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $319.2 million as of September 30, 2020, of which $215.9 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2024.

4.    LEASES:

Right-of-use asset and lease liability balances consist of the following (dollars in millions):

	September 30, 2020	March 31, 2020
Right-of-use assets included in other assets, net	$14.1	$17.8
Short-term lease liabilities included in other accrued expenses	$9.5	$9.6
Long-term lease liabilities included in other liabilities	$7.3	$11.4

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2025. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $5.9 million and $4.6 million for the six months ended September 30, 2020 and 2019, respectively.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of September 30, 2020 are as follows (dollars in thousands):

Amount
Fiscal 2021	$5,409
Fiscal 2022	9,214
Fiscal 2023	2,689
Fiscal 2024	777
Fiscal 2025	68
Thereafter	—
Total undiscounted lease commitments	18,157
Less: Interest and short-term leases	1,366
Total discounted operating lease liabilities	$16,791

Future minimum payments as of September 30, 2020 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 12) are as follows (dollars in thousands): Fiscal 2021: $1,268; Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Thereafter: $1,799.

5.    ACQUISITIONS:

Acuity Data

On July 16, 2020, the Company completed the acquisition of Acuity Data, a team of global retail and consumer packaged goods ("CPG") experts, for approximately $2.9 million in cash. The acquisition also included a three-year performance plan having a maximum potential attainment of $5.1 million that would be recorded as non-cash stock compensation if achieved. The acquisition strengthens the retail analytics capabilities of our Safe Haven platform by enabling better reporting, insights, and collaboration for retailers and CPG companies, bridging the gap between trade and media by bringing consumers' digital signals and retail transaction data together in a privacy-conscious manner.

The following table presents the preliminary purchase price allocation related to assets acquired and liabilities assumed (dollars in thousands):

July 16, 2020
Assets acquired:
Cash	$184
Trade accounts receivable	156
Goodwill	2,011
Intangible assets	1,100
Other current and noncurrent assets	43
Total assets acquired	3,494
Deferred income taxes	(288)
Accounts payable and accrued expenses	(89)
Net assets acquired	3,117
Less:
Cash acquired	(184)
Net cash paid	$2,933

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to development of future technology and products, development of future customer relationships, and the Acuity assembled workforce. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.

6.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2020, there were a total of 6.8 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the six months ended September 30, 2020, by award type, was (dollars in millions):

	For the six months ended
	September 30,
	2020	2019
Stock options	$1.4	$1.8
Restricted stock units	24.8	25.4
Arbor acquisition consideration holdback	—	2.6
DPM acquisition consideration holdback	4.0	2.1
PDP assumed performance plan	9.2	9.5
Acuity performance plan	0.7	—
Other non-employee stock-based compensation	0.6	0.6
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	40.7	42.0
Less expense related to liability-based equity awards	(12.8)	(10.7)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$27.9	$31.3

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in millions):

	For the six months ended
	September 30,
	2020	2019
Cost of revenue	$1.7	$1.8
Research and development	13.6	10.0
Sales and marketing	16.4	18.7
General and administrative	9.0	11.5
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$40.7	$42.0

The following table provides the expected future expense for all of the Company's outstanding equity awards at September 30, 2020, by award type. The amount for 2021 represents the remaining six months ending March 31, 2021. All other periods represent fiscal years ending March 31 (dollars in millions).

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Stock options	$0.8	$1.1	$0.3	$—	$—	$2.2
Restricted stock units	32.5	56.6	43.8	22.9	3.1	158.9
DPM acquisition consideration holdback	4.1	8.1	2.0	—	—	14.2
PDP assumed performance plan	9.2	9.2	—	—	—	18.4
Acuity performance plan	1.5	1.9	0.9	0.2	—	4.5
	$48.1	$76.9	$47.0	$23.1	$3.1	$198.2

Stock Options Activity

Stock option activity for the six months ended September 30, 2020 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2020	1,350,658	$14.43
Exercised	(154,165)	$10.74		$6,025
Forfeited or canceled	(5,024)	$1.72
Outstanding at September 30, 2020	1,191,469	$14.96	2.9	$43,855
Exercisable at September 30, 2020	1,144,331	$15.50	2.7	$41,506

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on September 30, 2020.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of September 30, 2020 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	148,147	5.1 years	$1.50	101,009	$1.30
$10.00	—	$19.99	691,732	2.0 years	$14.62	691,732	$14.62
$20.00	—	$24.99	351,590	3.6 years	$21.31	351,590	$21.31
			1,191,469	2.9 years	$14.96	1,144,331	$15.50

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the six months ended September 30, 2020, the Company granted RSUs covering 1,824,342 shares of common stock and having a fair value at the date of grant of $72.7 million. The RSUs granted in the current period vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

RSU activity for the six months ended September 30, 2020 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2020	3,351,638	$40.68	2.51
Granted	1,824,342	$39.85
Vested	(629,538)	$41.56
Forfeited or canceled	(294,861)	$41.43
Outstanding at September 30, 2020	4,251,581	$40.14	2.70

The total fair value of RSUs vested during the six months ended September 30, 2020 was $30.0 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2021 plans:
During the six months ended September 30, 2020, the Company granted PSUs covering 246,524 shares of common stock having a fair value at the date of grant of $10.7 million. The grants were made under two separate performance plans.

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

Under the second performance plan, units covering 172,574 shares of common stock were granted having a fair value at the date of grant of $6.5 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the attainment of trailing twelve-month revenue growth and EBITDA margin targets for the period from April 1, 2020 to March 31, 2023. Performance will be measured and vesting evaluated on a quarterly basis beginning with the period ending June 30, 2021 and continuing through the end of the performance period. To the extent that shares are earned in a given quarter, 50% vest immediately and 50% vest on the one-year anniversary of attainment approval, except that all earned but unvested shares will vest fully at the end of the measurement period.

Fiscal 2020 plans:
During the first quarter of fiscal 2021, the compensation committee approved the final performance attainment on a fiscal 2020 performance plan covering 59,480 PSUs. The awards reached maturity of the relevant performance period at March 31, 2020, and final attainment of these awards was determined by the compensation committee during the quarter ended June 30, 2020 to be 164% resulting in an additional award of 38,063 units (for a total earned amount of 97,543 units). Of the earned amount, one-third vested immediately, while the remaining two-thirds will vest in equal increments in first quarters of fiscal years 2022 and 2023.

Fiscal 2019 plans:
The initial quarterly measurement date for the fiscal 2019 performance plan, covering 313,771 PSUs, was reached on June 30, 2020. During the quarter ended September 30, 2020, the compensation committee approved the initial quarterly performance measurement of 57% attainment, resulting in a total earned amount of 178,146 units. Of the earned amount, one-half vested immediately, while the remaining one-half will vest in the second quarter of fiscal year 2022.

The performance measurement occurring as of September 30, 2020 resulted in zero additional attainment. As of September 30, 2020, there remains a maximum potential of 441,816 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through September 30, 2022.

PSU activity for the six months ended September 30, 2020 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2020	545,446	$51.01	2.24
Granted	246,524	$43.40
Additional earned performance shares	38,063	$55.48
Vested	(121,587)	$48.88
Forfeited or canceled	(32,647)	$34.22
Outstanding at September 30, 2020	675,799	$49.68	2.03

The total fair value of PSUs vested in the six months ended September 30, 2020 was $6.1 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Acquisition-related Performance Plan

In connection with the acquisition of Acuity Data in the current fiscal quarter, the Company will be obligated to pay up to an additional $5.1 million, settled in shares of Company stock, and subject to certain performance conditions and continued employment of each participant. Performance will be measured and vesting evaluated in three annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Through September 30, 2020, the Company had recognized a total of $0.7 million related to the plan. At September 30, 2020, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $0.7 million.

Consideration Holdback

As part of the Company's fiscal 2020 acquisition of Data Plus Math ("DPM"), $24.4 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through September 30, 2020, the Company had recognized a total of $10.2 million related to the DPM consideration holdback. At September 30, 2020, the recognized, but unpaid, balance related to the DPM consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $2.0 million. The next annual settlement is expected to occur at the end of the first quarter of fiscal 2022.

Pacific Data Partners ("PDP") Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan").

Through September 30, 2020, the Company has recognized a total of $46.9 million related to the PDP RSU plan. At September 30, 2020, the recognized, but unpaid, balance related to the PDP RSU plan in other accrued expenses in the condensed consolidated balance sheet was $8.2 million.

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2020	March 31, 2020
Prepaid expenses and other	$9,767	$13,385
Receivable for cash settlement of withheld income tax withholdings on equity award releases	—	7,658
Assets of non-qualified retirement plan	14,793	11,623
Other current assets	$24,560	$32,666

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2020	March 31, 2020
Long-term prepaid data revenue share	$9,531	$—
Internally developed software	420	889
Right-of-use asset (see Note 4)	14,108	17,830
Deferred tax asset	1,125	852
Deposits	2,587	2,562
Other miscellaneous noncurrent assets	6,729	5,032
Other assets, net	$34,500	$27,165

8.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2020	March 31, 2020
Liabilities of non-qualified retirement plan	$14,793	$11,623
Short-term lease liabilities (see Note 4)	9,517	9,641
PDP performance plan liability (see Note 6)	10,839	16,318
DPM consideration holdback (see Note 6)	—	6,185
Other miscellaneous accrued expenses	23,383	25,224
Other accrued expenses	$58,532	$68,991

9.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2020	March 31, 2020
Leasehold improvements	$25,987	$25,614
Data processing equipment	8,511	9,499
Office furniture and other equipment	9,106	9,673
	43,604	44,786
Less accumulated depreciation and amortization	28,382	25,465
	$15,222	$19,321

Depreciation expense on property and equipment was $4.8 million and $10.4 million for the six months ended September 30, 2020 and 2019, respectively. Depreciation expense for the six months ended September 30, 2019 included $3.6 million of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

10.    GOODWILL:

Changes in goodwill for the six months ended September 30, 2020 were as follows (dollars in thousands):

Total
Balance at March 31, 2020	$297,796
Acquisition of Acuity Data	2,011
Change in foreign currency translation adjustment	934
Balance at September 30, 2020	$300,741

Goodwill by geography as of September 30, 2020 was:

Total
U.S.	$297,478
APAC	3,263
Balance at September 30, 2020	$300,741

11.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	September 30, 2020	March 31, 2020
Developed technology, gross	$67,507	$66,451
Accumulated amortization	(57,678)	(54,713)
Net developed technology	$9,829	$11,738

Customer relationship/Trade name, gross	$43,101	$42,993
Accumulated amortization	(35,816)	(33,109)
Net customer/trade name	$7,285	$9,884

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(20,205)	(16,222)
Net publisher relationship	$19,595	$23,578

Total intangible assets, gross	$150,408	$149,244
Total accumulated amortization	(113,699)	(104,044)
Total intangible assets, net	$36,709	$45,200

Total amortization expense related to intangible assets was $9.7 million and $8.5 million for the six months ended September 30, 2020 and 2019, respectively.  The following table presents the estimated future amortization expenses related to purchased intangible assets. The amount for 2021 represents the remaining six months ending March 31, 2021 (dollars in thousands):

Fiscal Year:
2021	$8,031
2022	14,458
2023	12,050
2024	2,170
$36,709

12.    ALLOWANCE FOR CREDIT LOSSES:

Trade accounts receivable are presented net of allowances for credit losses, returns and credits based on the probability of future collections. The probability of future collections is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impair collectability. We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties, and have recorded an incremental reserve associated with the pandemic during the three and six months ended September 30, 2020.

A summary of the activity of the allowance for doubtful accounts, returns and credits was (dollars in thousands):

For the six months ended:	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
September 30, 2020	$7,575	$2,522	$56	$(1,141)	$9,012

13.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the Company's restructuring activity for the six months ended September 30, 2020 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
Balances at March 31, 2020	$450	$6,243	$6,693
Restructuring charges and adjustments	1,135	67	1,202
Payments	(1,260)	(1,624)	(2,884)
Balances at September 30, 2020	$325	$4,686	$5,011

The above balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets.

Restructuring Plans

During the six months ended September 30, 2020, the Company recorded a total of $1.2 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges in the United States and Europe of $1.1 million and lease accruals and adjustments of $0.1 million. The lease accruals included the full $1.0 million settlement cost for an office space lease cancellation that was paid out during the quarter ended September 30, 2020, net of a $(0.9) million adjustment to existing restructured leases. Of the associate-related accruals of $1.1 million, $0.1 million remained accrued as of September 30, 2020 and is expected to be paid out during fiscal 2021.

In fiscal 2020, the Company recorded a total of $3.4 million in restructuring charges and adjustments. The fiscal year 2020 expense included severance and other associate-related charges in APAC of $0.6 million, adjustments to fiscal 2019 restructuring plans for associates in the United States of $1.7 million, and lease accruals and adjustments of $1.1 million. The associate-related accruals of $0.6 million, were paid out in fiscal 2021.

In fiscal 2019, the Company recorded a total of $7.7 million in restructuring charges and adjustments. The fiscal 2019 expense included restructuring plans primarily for associates in the United States and APAC of $6.1 million, lease accruals and adjustments of $0.8 million, and leasehold improvement write-offs of $0.8 million. The associate-related accruals of $6.1 million were paid out in fiscal 2020.

In fiscal 2018, the Company recorded a total of $2.7 million in restructuring charges and adjustments . The expense included severance and other associate-related charges of $0.2 million, and lease accruals and adjustments of $2.5 million. The associate-related accruals of $0.2 million were paid out in fiscal 2019. The lease accruals and adjustments of $2.5 million result from the Company's exit from certain leased office facilities.

In fiscal 2017, the Company recorded a total of $3.0 million in restructuring charges and adjustments .  The expense included lease accruals and adjustments of $3.0 million resulting from the Company's exit from certain leased office facilities ($1.5 million) and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million).

In fiscal 2015, the Company recorded a total of $9.3 million in restructuring charges and adjustments.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.2 million remained accrued as of September 30, 2020. These amounts are expected to be paid out in fiscal 2021.

With respect to fiscal 2015, 2017, 2018, 2019, 2020, and 2021 lease accruals and adjustments described above, the Company intends to continue subleasing the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Of the total amount accrued, $4.7 million remained accrued as of September 30, 2020. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Restructuring plan charges and adjustments	$(833)	$(143)	$1,202	$1,657
Other	214	188	174	664
	$(619)	$45	$1,376	$2,321

14.     COMMITMENTS AND CONTINGENCIES:

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

Commitments

As of September 30, 2020, the Company has various non-cancellable operating lease commitments for office space that, as a result of the adoption of ASC 842, have been recorded as lease liabilities. Refer to Note 4 - Leases for additional information regarding lease commitments.

The following table presents the Company’s purchase commitments at September 30, 2020.  Purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.6 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Purchase commitments	$8,065	$6,808	$3,690	$116	$48	$18,727
Other commitments	10,629	26,011	28,190	7,680	—	72,510
Total purchase and other commitments	$18,694	$32,819	$31,880	$7,796	$48	$91,237

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date pretax income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of September 30, 2020, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table presents the balances of assets measured at fair value as of September 30, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Other current assets	$14,793	$—	$—	$14,793
Total assets	$14,793	$—	$—	$14,793

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

The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise data connectivity platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the 500 plus partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

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

•Identity Resolution. We provide enterprise-level identity resolution with accuracy, reach, privacy, flexibility and scale. Our identity resolution capabilities are built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy while still being privacy-compliant. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph associates anonymous device IDs, cookie IDs and other online customer IDs from premium publishers, platforms or data providers, around an IdentityLink. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user in non-identifiable spaces. Our Authenticated Traffic Solution enables authenticated identity for visitor traffic to provide addressability across all browsers.

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

•Analytics & Measurement. We power highly accurate and complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with IdentityLink. Customers then can use that aggregated view of each consumer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 795 direct customers world-wide, including approximately 20% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 450 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

COVID-19 Update

The COVID-19 pandemic has continued to spread across the world. The pandemic and the public health measures taken in response to it have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. We are continuing to monitor the actual and potential effects of the pandemic across our business. Because these effects are dependent on highly uncertain future developments, including the duration, spread and severity of the outbreak, the actions taken to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume, they are extremely difficult to predict, and it is not possible at this time to estimate the full impact that COVID-19 could have on our business going forward. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business, our revenues have been negatively impacted due to short-term service concessions granted to certain customers, and it is expected that certain of these concessions will extend into subsequent periods.

Since mid-March, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. LiveRamp shifted to a remote workplace, requiring nearly all employees to work from home. We suspended all business travel other than for essential functions. We have cancelled or replaced planned events with virtual-only experiences. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment, and may incur similar expenses in the future as remote operations continue. While the COVID-19 pandemic had some favorable impacts on our results of operations during the six months ended September 30, 2020, such as reduced travel, entertainment and promotional costs, there is no assurance that those favorable impacts will recur in the future, or if they do recur would be enough to offset expenses incurred to support our employees working from home and to otherwise combat the impact COVID-19 has had and may continue to have on the Company.

Summary Results and Notable Events

A financial summary of the quarter ended September 30, 2020 is presented below:
•Revenues were $104.7 million, a 16.1% increase from $90.1 million in fiscal 2020.
•Cost of revenue was $34.9 million, a 15.8% decrease from $41.5 million in fiscal 2020.
•Gross margin increased to 66.7% from 54.0% in fiscal 2020.
•Total operating expenses were $96.6 million, a 2.4% decrease from $99.0 million in fiscal 2020.
•Cost of revenue and operating expenses for fiscal 2021 and 2020 include the following items:
◦Non-cash stock compensation of $24.2 million and $23.4 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $4.4 million and $5.4 million, respectively (cost of revenue)
◦Accelerated depreciation of $1.7 million in fiscal 2020 (cost of revenue and operating expenses)
◦Transformation costs of $0.3 million in fiscal 2021 (operating expenses)
◦Restructuring and merger charges of ($0.7) million in fiscal 2021 (gains, losses and other)
•Net loss was $24.0 million, a loss of $0.36 per diluted share, compared to a net loss of $40.2 million or $0.59 per diluted share in fiscal 2020.
•Net cash provided by operating activities was $6.2 million compared to net cash used by operating activities of $28.8 million in fiscal 2020.
•On July 16, 2020, the Company completed the acquisition of Acuity Data ("Acuity"), a team of global retail and consumer packaged goods experts, for approximately $2.9 million in cash. The acquisition also included a three-year performance plan having a maximum potential attainment of $5.1 million that will be recorded as non-cash stock compensation if achieved. The Company has included the financial results of Acuity in the condensed consolidated financial statements from the date of acquisition.
This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended September 30, 2020.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Revenues	$104,661	$90,143	16	$204,098	$172,654	18
Cost of revenue	34,897	41,460	(16)	69,362	77,886	(11)
Gross profit	69,764	48,683	43	134,736	94,768	42
Total operating expenses	96,616	98,956	(2)	187,595	193,416	(3)
Loss from operations	(26,852)	(50,273)	(47)	(52,859)	(98,648)	(46)
Net loss	$(23,968)	$(40,202)	(40)	$(45,696)	$(82,342)	(45)
Diluted loss per share	$(0.36)	$(0.59)	(39)	$(0.69)	$(1.21)	(42)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Revenues:
Subscription	$85,784	$71,967	19	$168,699	$140,293	20
Marketplace and Other	18,877	18,176	4	35,399	32,361	9
Total revenues	$104,661	$90,143	16	$204,098	$172,654	18

Total revenues for the quarter ended September 30, 2020 were $104.7 million, a $14.5 million, or 16.1% increase from the same quarter a year ago. The increase was due to Subscription growth of $13.8 million, or 19.2%, primarily due to new logo deals and upsell to existing customers partially offset by lower variable revenue. Marketplace and Other growth was $0.7 million, or 3.9%, primarily due to Data Marketplace growth. On a geographic basis, U.S. revenue increased $14.2 million, or 16.9%. International revenue increased $0.3 million, or 5.1%. Revenues in the quarter ended September 30, 2020 were negatively impacted by $0.7 million due to short-term service concessions related to the COVID-19 pandemic.

Total revenue for the six months ended September 30, 2020 was $204.1 million, a $31.4 million, or 18.2%, increase compared to the same period a year ago. The increase was due to Subscription growth of $28.4 million, or 20.2%, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $3.0 million, or 9.4%, primarily due to Data Marketplace and TV transactional growth. On a geographic basis, U.S. revenue increased $31.0 million, or 19.3%. International revenue increased $0.4 million, or 3.3%. Revenues in the six months ended September 30, 2020 were negatively impacted by $2.1 million due to short-term service concessions related to the COVID-19 pandemic.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the periods reported are presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Cost of revenue	$34,897	$41,460	(16)	$69,362	$77,886	(11)
Gross profit	$69,764	$48,683	43	$134,736	$94,768	42
Gross margin	66.7%	54.0%	23	66.0%	54.9%	20

Cost of revenue: includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $34.9 million for the quarter ended September 30, 2020, a $6.6 million, or 15.8%, decrease from the same quarter a year ago. Gross margins increased to 66.7% compared to 54.0% in the same quarter a year ago. The gross margin increase was primarily due to revenue growth, lower identity graph data costs of $1.3 million from contract consolidations, decreased security costs of $0.8 million from ending AMS disposition transition spend, as well as $1.2 million of accelerated depreciation in the prior year quarter. These decreases were offset partially by increases in TV direct costs. U.S. gross margins increased to 67.8% for the three months ended September 30, 2020 from 55.3% in the same quarter a year ago. International gross margins increased to 49.4% from 36.6%.

Cost of revenue was $69.4 million for the six months ended September 30, 2020, a $8.5 million, or 10.9%, decrease from the same period a year ago. Gross margins increased to 66.0% compared to 54.9% in the prior year period. The gross margin increase was primarily due to revenue growth, lower identity graph data costs of $2.6 million from contract consolidations, decreased security costs of $2.6 million from ending AMS disposition transition spend, as well as $2.7 million of accelerated depreciation in the prior year. These decreases were offset partially by increases in purchased intangible asset amortization and TV direct costs. U.S. gross margins increased to 67.2% in the current year from 56.4% in the prior year. International gross margins increased to 47.9% from 34.5%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development	$31,035	$26,445	17	$58,024	$50,167	16
Sales and marketing	41,705	45,204	(8)	80,332	88,348	(9)
General and administrative	24,495	27,262	(10)	47,863	52,580	(9)
Gains, losses and other items, net	(619)	45	(1,476)	1,376	2,321	(41)
Total operating expenses	$96,616	$98,956	(2)	$187,595	$193,416	(3)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $31.0 million for the quarter ended September 30, 2020, an increase of $4.6 million, or 17.4% compared to the same quarter a year ago, and were 29.7% of total revenues compared to 29.3% in the same quarter a year ago. The increase was primarily due to an increase in ongoing investment in LiveRamp products and an increase in non-cash stock-based compensation expense of $1.4 million, offset partially by reduced travel costs.

R&D expenses were $58.0 million for the six months ended September 30, 2020, an increase of $7.9 million, or 15.7%, compared to the same period a year ago, and were 28.4% of total revenues compared to 29.1% in the prior year. The increase is due primarily to an increase in non-cash stock-based compensation of $2.8 million, and ongoing investment in LiveRamp products, offset partially by reduced travel costs.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $41.7 million for the quarter ended September 30, 2020, a decrease of $3.5 million, or 7.7%, compared to the same quarter a year ago, and were 39.8% of total revenues compared to 50.1% in the same quarter a year ago. The decrease in S&M expenses was due to a decrease in non-cash stock-based compensation expense and decreased travel, entertainment and promotional costs partially offset by headcount investments. Since mid-March we have essentially suspended all business travel. We also cancelled or replaced planned events with virtual-only experiences.

S&M expenses were $80.3 million for the six months ended September 30, 2020, a decrease of $8.0 million, or 9.1%, compared to the same period a year ago, and were 39.4% of total revenues compared to 51.1% in the prior year. The decrease in S&M expenses was due to a decrease in non-cash stock-based compensation expense of $2.3 million as a result of expected attainment adjustments for performance-based awards and decreased travel, entertainment and promotional costs partially offset by headcount investments.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $24.5 million for the quarter ended September 30, 2020, a decrease of $2.8 million, or 10.1% compared to the same quarter a year ago, and were 23.4% of total revenues compared to 30.2% in the same quarter a year ago. Current quarter G&A expenses included $6.3 million of non-cash stock-based compensation compared to $6.2 million in the prior year. Current quarter expenses also include $0.3 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. These costs are associated with the assessment of strategic and operating plans, including our long-term location strategy, and assistance in implementing the restructuring activities as a result of this assessment. These increases of $0.4 million were more than offset by a decrease due to accelerated depreciation in the prior year of $0.4 million, and other expense reductions related to decreased controllable non-headcount expenses, including travel and entertainment and professional services.

G&A expenses were $47.9 million for the six months ended September 30, 2020, a decrease of $4.7 million, or 9.0%, compared to the same period a year ago, and were 23.5% of total revenues compared to 30.4% in the prior year. Current year G&A expenses included $9.0 million of non-cash stock-based compensation compared to $10.7 million in the prior year. The decrease was the result of expected attainment adjustments for performance-based awards. Current year expenses also include $3.9 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. The remaining decrease of $6.9 million is due to accelerated depreciation in the prior year of $0.8 million, and other expense reductions related to decreased controllable non-headcount expenses, including travel and entertainment and professional services.

Gains, losses, and other items, net: represents restructuring costs and other adjustments.

Gains, losses and other items, net was $(0.6) million for the quarter ended September 30, 2020, a decrease of $0.7 million compared to the same quarter a year ago. The current quarter amount includes a restructuring reserve adjustment related to an expected increase in sublease payments for the Redwood City location.

Gains, losses and other items, net was $1.4 million for the six months ended September 30, 2020 decreased $0.9 million compared to the same period a year ago. The current year amount includes a lease settlement of $1.0 million and $1.0 million of restructuring charges (severance) offset by a lease reserve adjustment. The prior year amount included $1.8 million in restructuring charges (primarily severance).

Loss from Operations and Operating Margin

Loss from operations was $26.9 million for the quarter ended September 30, 2020 compared to $50.3 million in the same quarter a year ago. Operating margin was negative 25.7% compared to negative 55.8%. The improvement was primarily due to increased gross profit from an increase in revenue, lower cost of revenue due to decreased identity and security costs, and decreased operating expenses due to decreased travel, entertainment and promotional events costs.

Loss from operations was $52.9 million for the six months ended September 30, 2020 compared to $98.6 million for the same period a year ago. Operating margin was a negative 25.9% compared to a negative 57.1%. The improvement was primarily due to increased gross profit from an increase in revenue, lower cost of revenue due to decreased identity and security costs, and decreased operating expenses due to decreased travel, entertainment and promotional events costs.

Other Income/Expense and Income Taxes

Other expense was $0.2 million for the quarter ended September 30, 2020 compared to other income of $4.8 million in the same quarter a year ago. The current quarter also included losses on disposal of assets offsetting approximately $0.1 million of interest income.

Other income was $0.2 million for the six months ended September 30, 2019 compared to $10.7 million for the same period a year ago. Other income primarily consists of interest income from invested cash balances which, along with interest rates, has decreased significantly from the prior year. The current period also included losses on disposal of assets offsetting approximately $0.5 million of interest income.

Income tax benefit was $3.1 million on a pretax loss of $27.1 million for the quarter ended September 30, 2020, resulting in an 11% effective tax rate. This compares to a prior year income tax benefit of $5.3 million on a pretax loss of $45.5 million, or a 12% effective tax rate. The current period tax benefit reflects anticipated refunds from the carryback of net operating losses under the CARES Act, which was enacted on March 27, 2020. The prior year benefit was primarily due to a $4.9 million valuation allowance release in connection with deferred tax liabilities associated with DPM acquired intangibles.

Income tax benefit was $6.9 million on a pretax loss of $52.6 million for the six months ended September 30, 2020, resulting in a 13% effective tax rate. This compares to a prior year income tax benefit of $5.6 million on a pretax loss of $88.0 million, or a 6% effective tax rate. Due to the recent enactment of the CARES Act and its loss carryback provisions, the Company is able to benefit from current year losses. The prior year benefit was primarily due to a $4.9 million valuation allowance release in connection with deferred tax liabilities associated with DPM acquired intangibles.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At September 30, 2020, approximately $11.6 million of the total cash balance of $650.7 million, or approximately 1.8%, was located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $99.4 million at September 30, 2020, an increase of $6.6 million, compared to $92.8 million at March 31, 2020. Days sales outstanding, a measurement of the time it takes to collect receivables, were 87 days at September 30, 2020, compared to 80 days at March 31, 2020. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also actively evaluating the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable.

Working capital at September 30, 2020 totaled $690.8 million, a $44.2 million decrease when compared to $735.0 million at March 31, 2020.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the current global COVID-19 pandemic, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. The outbreak of COVID-19 has caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the six months ended
	September 30,
	2020	2019

Net cash used in operating activities	$(17,363)	$(44,159)
Net cash used in investing activities	$(5,934)	$(112,377)
Net cash used in financing activities	$(44,506)	$(112,288)

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

In the six months ended September 30, 2020, net cash used in operating activities of $17.4 million resulted primarily from net earnings adjusted for non-cash items of $12.0 million offset by cash used by operating assets and liabilities of $29.4 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts payable and other liabilities of $20.7 million, accounts receivable of $9.6 million and deferred commissions of $3.4 million partially offset by favorable changes in other assets of $7.7 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The change in other assets was negatively impacted by a $10 million data revenue share prepayment to a data partner.

For the six months ended September 30, 2019, net cash used in operating activities of $44.2 million resulted primarily from net loss adjusted for non-cash items of $23.3 million and net cash used by operating assets and liabilities of $20.9 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $11.3 million, income taxes of $7.8 million and other assets of $3.9 million, partially offset by favorable changes in accounts payable and other liabilities of $2.8 million. The change in accounts receivable was primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The change in income taxes was primarily due to extension payments related to fiscal 2019 state income tax returns.

Investing Activities

Our primary investing activities have consisted of acquisitions and capital expenditures in support of our expanding headcount as a result of our growth. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities and acquisitions.

In the six months ended September 30, 2020, net cash used in investing activities of $5.9 million consisted of capital expenditures of $1.1 million, payments for investments of $1.9 million, and $2.9 million for the Acuity acquisition.

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

In the six months ended September 30, 2020, net cash used in financing activities was $44.5 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $42.3 million (1.3 million shares), and $5.8 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.1 million shares). These uses of cash were partially offset by proceeds of $3.6 million from the sale of common stock from our equity compensation plans.

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

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the six months ended September 30, 2020, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program. Through September 30, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million under the stock repurchase program, leaving remaining capacity of $326.4 million.

Contractual Commitments

The following table presents the Company’s contractual cash obligations and purchase commitments at September 30, 2020.  Operating leases primarily consist of our various office facilities, purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.6 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2021 represent the remaining six months ending March 31, 2021. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Operating leases	$5,409	$9,214	$2,689	$777	$68	$18,157

Future minimum payments as of September 30, 2020 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Remainder of Fiscal 2021: $1,268; Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Thereafter: $1,799.

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Purchase commitments	$8,065	$6,808	$3,690	$116	$48	$18,727
Other commitments	10,629	26,011	28,190	7,680	—	72,510
Total purchase and other commitments	$18,694	$32,819	$31,880	$7,796	$48	$91,237

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2020 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the Company's 2020 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the Company's 2020 Annual Report other than as described in the Accounting Pronouncements Adopted During the Current Year section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements accompanying this report.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Accounting Pronouncements Adopted During the Current Year" and “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements accompanying this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2020, as compared with those discussed in the Company's 2020 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, we have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are currently no matters pending against the Company or its subsidiaries for which the potential exposure is considered material to the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in the Company's 2020 Annual Report, as revised and updated by the supplemental risk factors included in Part II, Item 1A "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020, remain current in all material respects. The risk factors in our 2020 Annual Report do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	—	$—	—	$326,443,254
August 1, 2020 - August 31, 2020	—	$—	—	$326,443,254
September 1, 2020 - September 30, 2020	—	$—	—	$326,443,254
Total	—	$—	—

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through September 30, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million, leaving remaining capacity of $326.4 million under the stock repurchase program.

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2020 and March 31, 2020, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2020, (v) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2019, (vi) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveRamp Holdings, Inc.

Dated: November 9, 2020

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)