Form 10-Q
period 2020-12-31
LiveRamp Holdings, Inc.
filed 2021-02-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2020
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of February 3, 2021 was 66,919,411.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
December 31, 2020

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
•the potential adverse impacts of the COVID-19 pandemic on our employees, our business, our operations, the business of our customers and other business partners, and the markets and communities in which we and our partners and customers operate; and
•our tax rate and other effects of the changes to U.S. federal tax law, including the impact of the 2017 U.S tax reform legislation, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), and the Consolidated Appropriations Act of 2021.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2020	March 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$663,401	$717,811
Restricted cash	—	14,815
Trade accounts receivable, net	115,858	92,761
Refundable income taxes	47,709	38,340
Other current assets	31,685	32,666
Total current assets	858,653	896,393

Property and equipment, net of accumulated depreciation and amortization	13,521	19,321
Intangible assets, net	32,577	45,200
Goodwill	301,321	297,796
Deferred commissions, net	21,096	16,014
Other assets, net	32,332	27,165
	$1,259,500	$1,301,889
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$44,464	$42,204
Accrued payroll and related expenses	28,599	28,791
Other accrued expenses	72,480	68,991
Acquisition escrow payable	—	14,815
Deferred revenue	11,789	6,581
Total current liabilities	157,332	161,382

Other liabilities	43,667	52,995

Commitments and contingencies

Stockholders' equity:
Preferred stock	—	—
Common stock	14,647	14,394
Additional paid-in capital	1,574,347	1,496,565
Retained earnings	1,487,673	1,545,094
Accumulated other comprehensive income	7,814	5,745
Treasury stock, at cost	(2,025,980)	(1,974,286)
Total stockholders' equity	1,058,501	1,087,512
	$1,259,500	$1,301,889

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	December 31,
	2020	2019
Revenues	$119,753	$102,217
Cost of revenue	37,085	37,966
Gross profit	82,668	64,251
Operating expenses:
Research and development	30,608	27,403
Sales and marketing	43,904	51,993
General and administrative	23,943	26,107
Gains, losses and other items, net	(6)	233
Total operating expenses	98,449	105,736
Loss from operations	(15,781)	(41,485)
Total other income (expense)	(86)	3,158
Loss from operations before income taxes	(15,867)	(38,327)
Income tax benefit	(4,142)	(287)
Net loss	$(11,725)	$(38,040)

Basic loss per share	$(0.18)	$(0.56)

Diluted loss per share	$(0.18)	$(0.56)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the nine months ended
	December 31,
	2020	2019
Revenues	$323,851	$274,871
Cost of revenue	106,447	115,852
Gross profit	217,404	159,019
Operating expenses:
Research and development	88,632	77,570
Sales and marketing	124,236	140,341
General and administrative	71,806	78,687
Gains, losses and other items, net	1,370	2,554
Total operating expenses	286,044	299,152
Loss from operations	(68,640)	(140,133)
Total other income	152	13,820
Loss from continuing operations before income taxes	(68,488)	(126,313)
Income tax benefit	(11,067)	(5,931)
Net loss	$(57,421)	$(120,382)

Basic loss per share	$(0.87)	$(1.77)

Diluted loss per share	$(0.87)	$(1.77)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Net loss	$(11,725)	$(38,040)	$(57,421)	$(120,382)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	870	157	2,069	(1,025)
Comprehensive loss	$(10,855)	$(37,883)	$(55,352)	$(121,407)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2020
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2020	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at September 30, 2020	145,705,138	$14,570	$1,552,303	$1,499,398	$6,944	(79,516,592)	$(2,022,353)	$1,050,862
Employee stock awards, benefit plans and other issuances	371,888	37	5,079	—	—	(61,010)	(3,627)	1,489
Non-cash stock-based compensation	3,997	1	17,004	—	—	—	—	17,005
Restricted stock units vested	391,912	39	(39)	—	—	—	—	—
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	870	—	—	870
Net loss	—	—	—	(11,725)	—	—	—	(11,725)
Balances at December 31, 2020	146,472,935	$14,647	$1,574,347	$1,487,673	$7,814	(79,577,602)	$(2,025,980)	$1,058,501

For the nine months ended December 31, 2020
Balances at March 31, 2020	143,938,753	$14,394	$1,496,565	$1,545,094	$5,745	(78,081,314)	$(1,974,286)	$1,087,512
Employee stock awards, benefit plans and other issuances	566,704	56	8,621	—	—	(174,622)	(9,382)	(705)
Non-cash stock-based compensation	17,548	2	44,915	—	—	—	—	44,917
Restricted stock units vested	1,169,530	117	(117)	—	—	—	—	—
Liability-classified restricted units vested	780,400	78	24,363	—	—	—	—	24,441
Acquisition of treasury stock	—	—	—	—	—	(1,321,666)	(42,312)	(42,312)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	2,069	—	—	2,069
Net loss	—	—	—	(57,421)	—	—	—	(57,421)
Balances at December 31, 2020	146,472,935	$14,647	$1,574,347	$1,487,673	$7,814	(79,577,602)	$(2,025,980)	$1,058,501

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

See accompanying notes to condensed consolidated financial statements

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(57,421)	$(120,382)
Non-cash operating activities:
Depreciation and amortization	21,464	27,958
Loss (gain) on disposal or impairment of assets	334	(140)
Provision for doubtful accounts	3,346	3,683
Deferred income taxes	—	1,465
Non-cash stock compensation expense	64,583	72,279
Changes in operating assets and liabilities:
Accounts receivable, net	(26,646)	(11,851)
Deferred commissions	(5,082)	(2,710)
Other assets	7,511	2,404
Accounts payable and other liabilities	(6,847)	12,597
Income taxes, net	(8,982)	(13,423)
Deferred revenue	5,067	(235)
Net cash used in operating activities	(2,673)	(28,355)

Cash flows from investing activities:
Capital expenditures	(1,806)	(10,302)
Proceeds from sales of assets	—	517
Cash paid in acquisitions, net of cash received	(17,748)	(105,365)
Purchases of investments	(3,000)	—
Purchases of strategic investments	(2,200)	—
Net cash used in investing activities	(24,754)	(115,150)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	8,676	3,405
Shares repurchased for tax withholdings upon vesting of stock-based awards	(9,382)	(18,057)
Acquisition of treasury stock	(42,312)	(121,188)
Net cash used in financing activities	$(43,018)	$(135,840)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	December 31,
	2020	2019

Effect of exchange rate changes on cash	$1,220	$(113)

Net change in cash, cash equivalents and restricted cash	(69,225)	(279,458)
Cash, cash equivalents and restricted cash at beginning of period	732,626	1,061,473
Cash, cash equivalents and restricted cash at end of period	$663,401	$782,015

Supplemental cash flow information:
Cash paid (received) for income taxes, net	$(2,092)	$6,171

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

Due to the COVID-19 Coronavirus pandemic (COVID-19 or COVID-19 pandemic), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of December 31, 2020. While there was not a material impact to our condensed consolidated financial statements as of and for the three and nine months ended December 31, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 pandemic that could result in material impacts to our condensed consolidated financial statements in future reporting periods.

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
		April 1, 2021	The Company does not expect the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

2.    LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Basic loss per share:
Net loss	$(11,725)	$(38,040)	$(57,421)	$(120,382)

Basic weighted-average shares outstanding	66,523	67,473	66,034	68,021

Basic loss per share	$(0.18)	$(0.56)	$(0.87)	$(1.77)

Diluted loss per share:
Basic weighted-average shares outstanding	66,523	67,473	66,034	68,021
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	—	—
Diluted weighted-average shares outstanding	66,523	67,473	66,034	68,021

Diluted loss per share	$(0.18)	$(0.56)	$(0.87)	$(1.77)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company were 3.3 million and 2.6 million in the three and nine months ended December 31, 2020, respectively and 2.5 million and 2.6 million in the three and nine months ended December 31, 2019, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Number of shares underlying restricted stock units	—	961	141	732

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the nine months ended December 31, 2020, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program.  Through December 31, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million under the stock repurchase program, leaving remaining capacity of $326.4 million.

Accumulated other comprehensive income balances of $7.8 million and $5.7 million at December 31, 2020 and March 31, 2020, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	For the nine months ended
	December 31,
Primary Geographical Markets	2020	2019
United States	$303,893	$255,895
Europe	16,370	15,103
Asia-Pacific ("APAC")	3,588	3,873
	$323,851	$274,871

Major Offerings/Services
Subscription	$262,130	$221,847
Marketplace and Other	61,721	53,024
	$323,851	$274,871

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $333.1 million as of December 31, 2020, of which $230.9 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2024.

4.    LEASES:

Right-of-use asset and lease liability balances consist of the following (dollars in millions):

	December 31, 2020	March 31, 2020
Right-of-use assets included in other assets, net	$12.5	$17.8
Short-term lease liabilities included in other accrued expenses	$9.6	$9.6
Long-term lease liabilities included in other liabilities	$5.3	$11.4

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2025. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $8.7 million and $7.5 million for the nine months ended December 31, 2020 and 2019, respectively.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of December 31, 2020 are as follows (dollars in thousands):

Amount
Fiscal 2021	$2,920
Fiscal 2022	9,303
Fiscal 2023	2,780
Fiscal 2024	785
Fiscal 2025	72
Thereafter	—
Total undiscounted lease commitments	15,860
Less: Interest and short-term leases	962
Total discounted operating lease liabilities	$14,898

Future minimum payments as of December 31, 2020 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 14) are as follows (dollars in thousands): Fiscal 2021: $648; Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Thereafter: $1,799.

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

6.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 42.3 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At December 31, 2020, there were a total of 6.9 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the nine months ended December 31, 2020, by award type, was (dollars in millions):

	For the nine months ended
	December 31,
	2020	2019
Stock options	$1.9	$2.8
Restricted stock units	40.5	40.5
Arbor acquisition consideration holdback	—	2.6
DPM acquisition consideration holdback	6.0	4.1
PDP assumed performance plan	13.8	21.4
Acuity performance plan	1.4	—
Other stock-based compensation	1.0	0.9
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	64.6	72.3
Less expense related to liability-based equity awards	(19.7)	(23.3)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$44.9	$49.0

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in millions):

	For the nine months ended
	December 31,
	2020	2019
Cost of revenue	$2.7	$2.8
Research and development	21.0	17.3
Sales and marketing	25.6	34.4
General and administrative	15.3	17.8
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$64.6	$72.3

The following table provides the expected future expense for all of the Company's outstanding equity awards at December 31, 2020, by award type. The amount for 2021 represents the remaining three months ending March 31, 2021. All other periods represent fiscal years ending March 31 (dollars in millions).

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Stock options	$0.3	$1.1	$0.3	$—	$—	$1.7
Restricted stock units	59.4	42.9	43.9	24.1	4.4	174.7
DPM acquisition consideration holdback	2.0	8.1	2.1	—	—	12.2
PDP assumed performance plan	4.6	9.2	—	—	—	13.8
Acuity performance plan	0.8	1.9	0.8	0.2	—	3.7
Other stock-based compensation	0.6	0.4	—	—	—	1.0
	$67.7	$63.6	$47.1	$24.3	$4.4	$207.1

Stock Options Activity

Stock option activity for the nine months ended December 31, 2020 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2020	1,350,658	$14.43
Exercised	(524,085)	$12.37		$22,271
Forfeited or canceled	(6,124)	$5.24
Outstanding at December 31, 2020	820,449	$15.81	3.4	$47,075
Exercisable at December 31, 2020	783,303	$16.47	3.2	$44,431

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on December 31, 2020.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of December 31, 2020 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	125,984	4.6 years	$1.52	88,838	$1.32
$10.00	—	$19.99	346,807	3.0 years	$15.50	346,807	$15.50
$20.00	—	$24.99	347,658	3.3 years	$21.31	347,658	$21.31
			820,449	3.4 years	$15.81	783,303	$16.47

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the nine months ended December 31, 2020, the Company granted RSUs covering 1,969,500 shares of common stock and having a fair value at the date of grant of $81.5 million. The RSUs granted in the current period vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

RSU activity for the nine months ended December 31, 2020 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2020	3,351,638	$40.68	2.51
Granted	1,969,500	$41.36
Vested	(1,011,380)	$41.43
Forfeited or canceled	(459,731)	$41.35
Outstanding at December 31, 2020	3,850,027	$40.75	2.57

The total fair value of RSUs vested during the nine months ended December 31, 2020 was $53.4 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2021 plans:
During the nine months ended December 31, 2020, the Company granted PSUs covering 246,524 shares of common stock having a fair value at the date of grant of $10.7 million. The grants were made under two separate performance plans.

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

Fiscal 2019 plans:
The initial measurement date for the fiscal 2019 performance plan, covering 307,897 PSUs, was the period ended June 30, 2020. During the quarter ended September 30, 2020, the compensation committee approved performance measurements for the quarter ended June 30, 2020 totaling 57% attainment, resulting in a total earned amount of 178,146 units. Of the earned amount, one-half vested immediately, while the remaining one-half will vest one year later.

The performance measurements occurring as of September 30, 2020 and December 31, 2020 resulted in no additional attainment. As of December 31, 2020, there remains a maximum potential of 437,648 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through September 30, 2022.

PSU activity for the nine months ended December 31, 2020 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2020	545,446	$51.01	2.24
Granted	246,524	$43.40
Additional earned performance shares	38,063	$55.48
Vested	(121,587)	$48.88
Forfeited or canceled	(34,731)	$34.94
Outstanding at December 31, 2020	673,715	$49.69	1.78

The total fair value of PSUs vested in the nine months ended December 31, 2020 was $6.1 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Acquisition-related Performance Plan

As part of the Company's acquisition of Acuity Data in July 2020, the Company will be obligated to pay up to an additional $5.1 million, settled in a variable number of shares of Company stock, and subject to certain performance conditions and continued employment of each participant. Performance will be measured and vesting evaluated in three annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Through December 31, 2020, the Company had recognized a total of $1.4 million related to the plan. At December 31, 2020, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $1.4 million.

Consideration Holdback

As part of the Company's fiscal 2020 acquisition of Data Plus Math ("DPM"), $24.4 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through December 31, 2020, the Company had recognized a total of $12.2 million related to the DPM consideration holdback. At December 31, 2020, the recognized, but unpaid, balance related to the DPM consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $4.1 million. The next annual settlement is expected to occur at the end of the first quarter of fiscal 2022.

Pacific Data Partners ("PDP") Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan").

Through December 31, 2020, the Company has recognized a total of $51.8 million related to the PDP RSU plan. At December 31, 2020, the recognized, but unpaid, balance related to the PDP RSU plan in other accrued expenses in the condensed consolidated balance sheet was $12.2 million.

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2020	March 31, 2020
Prepaid expenses and other	$12,260	$13,385
Receivable for cash settlement of withheld income tax withholdings on equity award releases	—	7,658
Certificates of deposit	3,000	—
Assets of non-qualified retirement plan	16,425	11,623
Other current assets	$31,685	$32,666

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2020	March 31, 2020
Long-term prepaid data revenue share	$8,873	$—
Right-of-use asset (see Note 4)	12,536	17,830
Deferred tax asset	905	852
Deposits	2,793	2,562
Strategic investments (see Note 17)	5,700	3,500
Other miscellaneous noncurrent assets	1,525	2,421
Other assets, net	$32,332	$27,165

8.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2020	March 31, 2020
Liabilities of non-qualified retirement plan	$16,425	$11,623
Accrued Data Marketplace expenses	18,955	12,023
Short-term lease liabilities (see Note 4)	9,590	9,641
PDP performance plan liability (see Note 6)	12,239	16,318
DPM consideration holdback (see Note 6)	4,061	6,185
Acuity performance earnout liability (see Note 6)	1,429	—
Other miscellaneous accrued expenses	9,781	13,201
Other accrued expenses	$72,480	$68,991

9.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	December 31, 2020	March 31, 2020
Leasehold improvements	$26,058	$25,614
Data processing equipment	8,821	9,499
Office furniture and other equipment	9,197	9,673
	44,076	44,786
Less accumulated depreciation and amortization	30,555	25,465
	$13,521	$19,321

Depreciation expense on property and equipment was $7.0 million and $12.8 million for the nine months ended December 31, 2020 and 2019, respectively. Depreciation expense for the nine months ended December 31, 2019 included $3.6 million of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

10.    GOODWILL:

Changes in goodwill for the nine months ended December 31, 2020 were as follows (dollars in thousands):

Total
Balance at March 31, 2020	$297,796
Acquisition of Acuity Data	2,011
Change in foreign currency translation adjustment	1,514
Balance at December 31, 2020	$301,321

Goodwill by geography as of December 31, 2020 was:

Total
U.S.	$297,723
APAC	3,598
Balance at December 31, 2020	$301,321

11.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	December 31, 2020	March 31, 2020
Developed technology, gross	$67,582	$66,451
Accumulated amortization	(59,063)	(54,713)
Net developed technology	$8,519	$11,738

Customer relationship/Trade name, gross	$43,110	$42,993
Accumulated amortization	(36,655)	(33,109)
Net customer/trade name	$6,455	$9,884

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(22,197)	(16,222)
Net publisher relationship	$17,603	$23,578

Total intangible assets, gross	$150,492	$149,244
Total accumulated amortization	(117,915)	(104,044)
Total intangible assets, net	$32,577	$45,200

Total amortization expense related to intangible assets was $13.9 million and $13.9 million for the nine months ended December 31, 2020 and 2019, respectively.

The following table presents the estimated future amortization expenses related to purchased intangible assets. The amount for 2021 represents the remaining three months ending March 31, 2021 (dollars in thousands):

Fiscal Year:
2021	$3,899
2022	14,458
2023	12,050
2024	2,170
$32,577

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	December 31, 2020	March 31, 2020
Uncertain tax positions	25,645	25,007
Long-term leases liabilities (see Note 4)	5,309	11,449
Restructuring accruals	4,760	6,839
Other	7,953	9,700
Other liabilities	$43,667	$52,995

13.    ALLOWANCE FOR CREDIT LOSSES:

Trade accounts receivable are presented net of allowances for credit losses, returns and credits based on the probability of future collections. The probability of future collections is based on specific considerations of historical loss patterns and an assessment of the continuation of such patterns based on past collection trends and known or anticipated future economic events that may impair collectability. We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties, and have recorded an incremental reserve associated with the pandemic during the three and nine months ended December 31, 2020.

A summary of the activity of the allowance for credit losses, returns and credits was (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the three months ended December 31, 2020	$9,012	$824	$72	$(590)	$9,318

For the nine months ended December 31, 2020	$7,575	$3,346	$128	$(1,731)	$9,318

14.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the Company's restructuring activity for the nine months ended December 31, 2020 (dollars in thousands):

	Associate-related reserves	Lease accruals	Total
Balances at March 31, 2020	$450	$6,243	$6,693
Restructuring charges and adjustments	1,130	67	1,197
Payments	(1,284)	(2,142)	(3,426)
Balances at December 31, 2020	$296	$4,168	$4,464

The above balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets.

Restructuring Plans

During the nine months ended December 31, 2020, the Company recorded a total of $1.2 million in restructuring charges and adjustments included in gains, losses and other items, net in the condensed consolidated statement of operations. The expense included severance and other associate-related charges in the United States and Europe of $1.1 million and lease accruals and adjustments of $0.1 million. The lease accruals included the full $1.0 million settlement cost for an office space lease cancellation that was paid out during the quarter ended September 30, 2020, net of a $(0.9) million adjustment to existing restructured leases. Of the associate-related accruals of $1.1 million, $0.1 million remained accrued as of December 31, 2020 and is expected to be paid out during fiscal 2021.

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

In fiscal 2018, the Company recorded a total of $2.7 million in restructuring charges and adjustments. The expense included severance and other associate-related charges of $0.2 million, and lease accruals and adjustments of $2.5 million. The associate-related accruals of $0.2 million were paid out in fiscal 2019. The lease accruals and adjustments of $2.5 million result from the Company's exit from certain leased office facilities.

In fiscal 2017, the Company recorded a total of $3.0 million in restructuring charges and adjustments.  The expense included lease accruals and adjustments of $3.0 million resulting from the Company's exit from certain leased office facilities ($1.5 million) and adjustments to estimates related to the fiscal 2015 lease accruals ($1.5 million).

In fiscal 2015, the Company recorded a total of $9.3 million in restructuring charges and adjustments.  The expense included severance and other associate-related charges of $2.6 million, lease accruals of $4.7 million, and the write-off of leasehold improvements of $2.0 million.  Of the associate-related accruals of $2.6 million, $0.2 million remained accrued as of December 31, 2020. These amounts are expected to be paid out in fiscal 2021.

With respect to fiscal 2015, 2017, 2018, 2019, 2020, and 2021 lease accruals and adjustments described above, the Company intends to continue subleasing the facilities to the extent possible. The liabilities will be satisfied over the remainder of the leased properties' terms, which continue through November 2025. Of the total amount accrued, $4.2 million remained accrued as of December 31, 2020. Actual sublease receipts may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Restructuring plan charges and adjustments	$(5)	$233	$1,197	$1,890
Other	(1)	—	173	664
	$(6)	$233	$1,370	$2,554

15.     COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings that arise in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertinent to a particular matter. These accruals are reflected in the Company’s condensed consolidated financial statements. In management’s opinion, the Company has made appropriate and adequate accruals for these matters, and management believes the probability of a material loss beyond the amounts accrued to be remote. However, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations. The Company maintains insurance coverage above certain limits.

Commitments

The following table presents the Company’s purchase commitments at December 31, 2020.  Purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.6 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Purchase commitments	$6,841	$7,485	$4,094	$346	$48	$—	$18,814
Other commitments	11,873	47,211	46,640	45,380	44,200	33,150	228,454
Total purchase and other commitments	$18,714	$54,696	$50,734	$45,726	$44,248	$33,150	$247,268

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

16.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date pretax income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of December 31, 2020, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities.

•Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

For certain financial instruments, including accounts receivable, certificates of deposit, and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The following tables detail the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at December 31, 2020 and March 31, 2020 (dollars in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$16,425	$—	$—	$16,425
Total	$16,425	$—	$—	$16,425

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$11,623	$—	$—	$11,623
Total	$11,623	$—	$—	$11,623

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $5.7 million of strategic investments without readily determinable fair values at December 31, 2020 and $3.5 million of strategic investments without readily determinable fair values at March 31, 2020. These investments are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the nine months ended December 31, 2020 and 2019, respectively.

18.     SUBSEQUENT EVENT

DataFleets, Ltd

On February 8, 2021, the Company announced it had entered into an agreement to acquire DataFleets, Ltd for approximately $68 million plus assumed equity and additional retention incentives. The acquisition is expected to close by March 31, 2021.

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
The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise data connectivity platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity graph that sits at its center. Leveraging this knowledgebase, the LiveRamp platform resolves a customer’s data (first-, second-, or third-party) to consumer identifiers that represent real people in a way that protects consumer privacy. This omnichannel view of the consumer can then be activated across any of the partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

•Onboarding. We enable customers to leverage their first-party data in the digital and TV ecosystems through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally identifiable information or "PII"), and replaces them with pseudonymous IDs called IdentityLink™, a true people-based identifier. IdentityLink can then be distributed through direct integrations with the top platforms in the digital ecosystem, including leading DMPs and DSPs, publishers and social networks, personalization tools, and connected TV services.

•Identity Resolution. We provide enterprise-level identity resolution with accuracy, reach, privacy, flexibility and scale. Our identity resolution capabilities are built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy while still being privacy-focused. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph associates pseudonymous device IDs, cookie IDs and other online customer IDs from premium publishers, platforms or data providers, around an IdentityLink. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user in non-identifiable spaces. Our Authenticated Traffic Solution enables authenticated identity for visitor traffic to provide addressability across all browsers.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 810 direct customers world-wide, including approximately 21% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 475 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace is a solution that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Marketplace allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, it provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access ethically sourced, high-quality third-party data from data owners, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data owners that are monetizing their data assets on our marketplace. We also generate Marketplace and Other revenue through transactional usage-based arrangements with certain publishers and addressable TV providers.

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

Since mid-March, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. LiveRamp shifted to a remote workplace, requiring nearly all employees to work from home. We suspended all business travel other than for essential functions. We have cancelled or replaced planned events with virtual-only experiences. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment, and may incur similar expenses in the future as remote operations continue. While the COVID-19 pandemic had some favorable impacts on our results of operations during the nine months ended December 31, 2020, such as reduced travel, entertainment and promotional costs, there is no assurance that those favorable impacts will recur in the future, or if they do recur would be enough to offset expenses incurred to support our employees working from home and to otherwise combat the impact COVID-19 has had and may continue to have on the Company.

Summary Results and Notable Events

A financial summary of the quarter ended December 31, 2020 is presented below:
•Revenues were $119.8 million, a 17.2% increase from $102.2 million in fiscal 2020.
•Cost of revenue was $37.1 million, a 2.3% decrease from $38.0 million in fiscal 2020.
•Gross margin increased to 69.0% from 62.9% in fiscal 2020.
•Total operating expenses were $98.4 million, a 6.9% decrease from $105.7 million in fiscal 2020.
•Cost of revenue and operating expenses for fiscal 2021 and 2020 include the following items:
◦Non-cash stock compensation of $23.9 million and $30.3 million, respectively (cost of revenue and operating expenses)
◦Purchased intangible asset amortization of $4.2 million and $5.4 million, respectively (cost of revenue)
◦Restructuring and merger charges of $0.2 million in fiscal 2020 (gains, losses and other)
•Net loss was $11.7 million, a loss of $0.18 per diluted share, compared to a net loss of $38.0 million or $0.56 per diluted share in fiscal 2020.
•Net cash provided by operating activities was $14.7 million compared to net cash provided by operating activities of $15.8 million in fiscal 2020.
This summary highlights financial results as well as other significant events and transactions of the Company during the quarter ended December 31, 2020.  However, this summary is not intended to be a full discussion of the Company’s results.  This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company’s condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2020	2019	Change	2020	2019	Change
Revenues	$119,753	$102,217	17	$323,851	$274,871	18
Cost of revenue	37,085	37,966	(2)	106,447	115,852	(8)
Gross profit	82,668	64,251	29	217,404	159,019	37
Total operating expenses	98,449	105,736	(7)	286,044	299,152	(4)
Loss from operations	(15,781)	(41,485)	(62)	(68,640)	(140,133)	(51)
Net loss	$(11,725)	$(38,040)	(69)	$(57,421)	$(120,382)	(52)
Diluted loss per share	$(0.18)	$(0.56)	(69)	$(0.87)	$(1.77)	(51)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2020	2019	Change	2020	2019	Change
Revenues:
Subscription	$93,431	$81,554	15	$262,130	$221,847	18
Marketplace and Other	26,322	20,663	27	61,721	53,024	16
Total revenues	$119,753	$102,217	17	$323,851	$274,871	18

Total revenues for the quarter ended December 31, 2020 were $119.8 million, a $17.5 million, or 17.2% increase from the same quarter a year ago. The increase was due to Subscription growth of $11.9 million, or 14.6%, primarily due to new logo deals and upsell to existing customers partially offset by lower variable revenue of $1.3 million. Marketplace and Other growth was $5.7 million, or 27.4%, primarily due to Data Marketplace growth. On a geographic basis, U.S. revenue increased $17.0 million, or 17.8%. International revenue increased $0.6 million, or 8.5%, from the same quarter a year ago. Approximately one-half of the International revenue growth was due to exchange rate impacts. Revenues in the three months ended December 31, 2020 were not materially impacted by the COVID-19 pandemic.

Subscription revenue could be negatively impacted by approximately $30 million in our fiscal year 2022 as we transition a few platform customer relationships that license cookie-based components of our digital identity graph. This small customer set licenses our digital graph to support their own identity solutions. As such, our overall subscription growth could be impacted by these contract changes.

Total revenue for the nine months ended December 31, 2020 was $323.9 million, a $49.0 million or 17.8%, increase compared to the same period a year ago. The increase was due to Subscription growth of $40.3 million, or 18.2% increase, primarily due to new logo deals and upsell to existing customers, and Marketplace and Other growth of $8.7 million, or 16.4% increase , primarily due to Data Marketplace and TV transactional growth. On a geographic basis, U.S. revenue increased $48.0 million, or 18.8%. International revenue increased $1.0 million, or 5.2%. Revenues in the nine months ended December 31, 2020 were negatively impacted by $2.1 million due to short-term service concessions related to the COVID-19 pandemic.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the periods reported are presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2020	2019	Change	2020	2019	Change
Cost of revenue	$37,085	$37,966	(2)	$106,447	$115,852	(8)
Gross profit	$82,668	$64,251	29	$217,404	$159,019	37
Gross margin	69.0%	62.9%	10	67.1%	57.9%	16

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $37.1 million for the quarter ended December 31, 2020, a $0.9 million, or 2.3%, decrease from the same quarter a year ago. Gross margins increased to 69.0% compared to 62.9% in the same quarter a year ago. The gross margin increase was primarily due to revenue growth, lower identity graph costs of $1.7 million from contract consolidations and lower purchased asset intangible amortization of $1.2 million. These cost decreases were offset partially by increases in cloud infrastructure costs of $2.7 million. U.S. gross margins increased to 69.9% for the three months ended December 31, 2020 from 64.2% in the same quarter a year ago. International gross margins increased to 56.0% from 44.9%.

Cost of revenue was $106.4 million for the nine months ended December 31, 2020, a $9.4 million, or 8.1%, decrease from the same period a year ago. Gross margins increased to 67.1% compared to 57.9% in the prior year period. The gross margin increase was primarily due to revenue growth, lower identity graph and cloud infrastructure costs of $5.8 million from contract consolidations, decreased security costs of $2.1 million from ending AMS disposition transition spend, as well as $2.7 million of accelerated depreciation in the prior year. These decreases were offset partially by increases in TV direct costs of $3.1 million. U.S. gross margins increased to 68.2% in the current year from 59.3% in the prior year. International gross margins increased to 50.9% from 38.2%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2020	2019	Change	2020	2019	Change
Operating expenses:
Research and development	$30,608	$27,403	12	$88,632	$77,570	14
Sales and marketing	43,904	51,993	(16)	124,236	140,341	(11)
General and administrative	23,943	26,107	(8)	71,806	78,687	(9)
Gains, losses and other items, net	(6)	233	(103)	1,370	2,554	(46)
Total operating expenses	$98,449	$105,736	(7)	$286,044	$299,152	(4)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $30.6 million for the quarter ended December 31, 2020, an increase of $3.2 million, or 11.7% compared to the same quarter a year ago, and were 25.6% of total revenues compared to 26.8% in the same quarter a year ago. The increase was primarily due to an increase in ongoing investment in LiveRamp products and an increase in non-cash stock-based compensation expense, offset partially by reduced travel costs.

R&D expenses were $88.6 million for the nine months ended December 31, 2020, an increase of $11.1 million, or 14.3%, compared to the same period a year ago, and were 27.4% of total revenues compared to 28.2% in the prior year. The increase is due primarily to an increase in non-cash stock-based compensation of $3.7 million, and ongoing investment in LiveRamp products, offset partially by reduced travel costs.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $43.9 million for the quarter ended December 31, 2020, a decrease of $8.1 million, or 15.6%, compared to the same quarter a year ago, and were 36.7% of total revenues compared to 50.9% in the same quarter a year ago. The decrease in S&M expenses was due to a decrease in non-cash stock-based compensation expense of $6.5 million as a result of expected attainment adjustments for performance-based awards in the prior year and decreased travel, entertainment and promotional costs partially offset by headcount investments. Since mid-March we have suspended all business travel other than for essential functions. We also cancelled or replaced planned events with virtual-only experiences.

S&M expenses were $124.2 million for the nine months ended December 31, 2020, a decrease of $16.1 million, or 11.5%, compared to the same period a year ago, and were 38.4% of total revenues compared to 51.1% in the prior year. The decrease in S&M expenses was due to a decrease in non-cash stock-based compensation expense of $8.7 million as a result of expected attainment adjustments for performance-based awards, and decreased travel, entertainment and promotional costs partially offset by headcount investments.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $23.9 million for the quarter ended December 31, 2020, a decrease of $2.2 million, or 8.3% compared to the same quarter a year ago, and were 20.0% of total revenues compared to 25.5% in the same quarter a year ago. The decrease in G&A expenses was due to a decrease in non-cash stock-based compensation expense of $0.8 million, as well as decreased controllable non-headcount expenses, including travel and entertainment and professional services.

G&A expenses were $71.8 million for the nine months ended December 31, 2020, a decrease of $6.9 million, or 8.7%, compared to the same period a year ago, and were 22.2% of total revenues compared to 28.6% in the prior year. The decrease in G&A expenses was due to a decrease in non-cash stock-based compensation expense of $2.4 million as a result of expected attainment adjustments for performance-based awards in the prior year. Current year expenses also included $3.9 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. The remaining decrease of $8.4 million is primarily due to decreased controllable non-headcount expenses, including travel and entertainment and professional services.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was not material for the quarter ended December 31, 2020, a decrease of $0.2 million compared to the same quarter a year ago.

Gains, losses and other items, net was $1.4 million for the nine months ended December 31, 2020, a decrease of $1.2 million compared to the same period a year ago. The current year amount includes a lease settlement of $1.0 million and $1.0 million of restructuring charges (severance) offset by a lease reserve adjustment. The prior year amount included $2.6 million in restructuring charges (primarily severance).

Loss from Operations and Operating Margin

Loss from operations was $15.8 million for the quarter ended December 31, 2020 compared to $41.5 million in the same quarter a year ago. Operating margin was negative 13.2% compared to negative 40.6%. The improvement was primarily due to increased gross profit from an increase in revenue, lower cost of revenue due to decreased identity graph and security costs, and decreased operating expenses due to a decrease in non-cash stock-based compensation expense of $6.4 million as well as decreased travel and entertainment and professional services.

Loss from operations was $68.6 million for the nine months ended December 31, 2020 compared to $140.1 million for the same period a year ago. Operating margin was a negative 21.2% compared to a negative 51.0%. The improvement was primarily due to increased gross profit from an increase in revenue, lower cost of revenue due to decreased identity graph and security costs, and decreased operating expenses due to a decrease in non-cash stock-based compensation expense of $7.7 million as well as decreased travel and entertainment and professional services.

Other Income/Expense and Income Taxes

Other expense was $0.1 million for the quarter ended December 31, 2020 compared to other income of $3.2 million in the same quarter a year ago.

Other income was $0.2 million for the nine months ended December 31, 2020 compared to $13.8 million for the same period a year ago. Other income primarily consists of interest income from invested cash balances, which, along with interest rates, has decreased significantly from the prior year. The current period also included losses on disposal of assets offsetting approximately $0.5 million of interest income.

Income tax benefit was $4.1 million on a pretax loss of $15.9 million for the quarter ended December 31, 2020, resulting in a 26.1% effective tax rate. This compares to a prior year income tax benefit of $0.3 million on a pretax loss of $38.3 million, or a 0.7% effective tax rate. The current period tax benefit reflects anticipated refunds from the carryback of net operating losses under the CARES Act, which was enacted on March 27, 2020.

Income tax benefit was $11.1 million on a pretax loss of $68.5 million for the nine months ended December 31, 2020, resulting in a 16.2% effective tax rate. This compares to a prior year income tax benefit of $5.9 million on a pretax loss of $126.3 million, or a 4.7% effective tax rate. Due to the enactment of the CARES Act and its loss carryback provisions, the Company is able to benefit from current year losses. The prior year benefit was primarily due to a $4.9 million valuation allowance release in connection with deferred tax liabilities associated with DPM acquired intangibles.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At December 31, 2020, approximately $11.7 million of the total cash balance of $663.4 million, or approximately 1.8%, was located outside of the United States.  The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $115.9 million at December 31, 2020, an increase of $23.1 million, compared to $92.8 million at March 31, 2020. Days sales outstanding, a measurement of the time it takes to collect receivables, were 89 days at December 31, 2020, compared to 80 days at March 31, 2020. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and other contracts which are billed on a gross basis but for which the amount that is due to data providers is not reflected as revenues. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also actively evaluating the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable.

Working capital at December 31, 2020 totaled $701.3 million, a $33.7 million decrease when compared to $735.0 million at March 31, 2020.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the nine months ended
	December 31,
	2020	2019

Net cash used in operating activities	$(2,673)	$(28,355)
Net cash used in investing activities	$(24,754)	$(115,150)
Net cash used in financing activities	$(43,018)	$(135,840)

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

For the nine months ended December 31, 2020, net cash used in operating activities of $2.7 million resulted primarily from net earnings adjusted for non-cash items of $32.3 million offset by cash used by operating assets and liabilities of $35.0 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $26.6 million, accounts payable and other liabilities of $6.8 million, and deferred commissions of $5.1 million partially offset by favorable changes in other assets of $7.5 million and deferred revenue of $5.1 million. The change in accounts receivable is primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The change in accounts payable and other liabilities is primarily due to the timing of payments to suppliers. The change in other assets was impacted by a $10 million data revenue share prepayment to a data partner.

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

In the nine months ended December 31, 2020, net cash used in investing activities of $24.8 million consisted of capital expenditures of $1.8 million, investments of $3.0 million, strategic investments of $2.2 million, $2.9 million for the Acuity acquisition, and the final release of the DPM escrow of $14.8 million funded from restricted cash.

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

In the nine months ended December 31, 2020, net cash used in financing activities was $43.0 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $42.3 million (1.3 million shares), and $9.4 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.2 million shares). These uses of cash were partially offset by proceeds of $8.7 million from the sale of common stock from our equity compensation plans.

For the nine months ended December 31, 2019, we used $135.8 million of cash in financing activities, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $121.2 million (2.6 million shares) and $18.1 million for shares repurchased for tax withholdings upon vesting of stock-based awards (0.4 million shares). These uses of cash were partially offset by proceeds of $3.4 million from the sale of common stock from our equity compensation plans.

Off-Balance Sheet Items and Commitments

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the nine months ended December 31, 2020, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program. Through December 31, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million under the stock repurchase program, leaving remaining capacity of $326.4 million.

Contractual Commitments

The following table presents the Company’s contractual cash obligations and purchase commitments at December 31, 2020.  Operating leases primarily consist of our various office facilities, purchase commitments primarily include contractual commitments for the purchase of data, and other commitments primarily include contractual commitments related to hosting services and software as a service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.6 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2021 represent the remaining three months ending March 31, 2021. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Operating leases	$2,920	$9,303	$2,780	$785	$72	$15,860

Future minimum payments as of December 31, 2020 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Remainder of Fiscal 2021: $648; Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Thereafter: $1,799.

	For the years ending March 31,
	2021	2022	2023	2024	2025	Total
Purchase commitments	$6,841	$7,485	$4,094	$346	$48	$18,814
Other commitments	11,873	47,211	46,640	45,380	44,200	228,454
Total purchase and other commitments	$18,714	$54,696	$50,734	$45,726	$44,248	$247,268

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's 2020 Annual Report as revised and updated by the supplemental risk factors in Part II, Item 1A "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 10, 2020.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2020, as compared with those discussed in the Company's 2020 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, we have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is set forth under Note 15, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	$—	—	$326,443,254
November 1, 2020 - November 30, 2020	—	$—	—	$326,443,254
December 1, 2020 - December 31, 2020	—	$—	—	$326,443,254
Total	—	$—	—

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through December 31, 2020, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million, leaving remaining capacity of $326.4 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1
LiveRamp Holdings, Inc. Employee Stock Purchase Plan (previously filed on November 16, 2020 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s current report on Form 8-K, and incorporated herein by reference)

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2020 and March 31, 2020, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended December 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2020, (v) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2019, (vi) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2020 and 2019, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LiveRamp Holdings, Inc.

Dated: February 8, 2021

	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)