Form 10-K
period 2021-03-31
LiveRamp Holdings, Inc.
filed 2021-05-27
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange was approximately $2,540,524,482. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of common stock, $ 0.10 par value per share, outstanding as of May 24, 2021 was 68,413,401.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) of LiveRamp Holdings, Inc. (“LiveRamp,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.liveramp.com, where copies of documents that we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically. Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Copies may also be obtained through the SEC’s EDGAR site at the website address http://www.sec.gov, or by sending a written request for copies to LiveRamp Investor Relations, 225 Bush Street, Seventeenth Floor, San Francisco, California 94104. Copies of all our SEC filings were available on our website during the past fiscal year covered by this Annual Report on Form 10-K. In addition, at the “Corporate Governance” section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive, and Governance/Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company. Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth on pages F-2 – F-16 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

Forward-looking statements may include but are not limited to the following:

•management’s expectations about the macro economy and trends within the consumer or business information industries, including the use of data and consumer expectations related thereto;

•statements regarding our competitive position within our industry and our differentiation strategies;

•our expectations regarding laws, regulations and industry practices governing the collection and use of personal data;

•our expectations regarding the potential impact of the pandemic related to the current and continuing outbreak of a novel strain of coronavirus ("COVID-19") on our business, operations, and the markets in which we and our partners and customers operate;

•our expectations regarding the effect of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act" and other tax-related legislation on our tax provision;
•statements regarding our liquidity needs or containing a projection of revenues, operating income (loss), income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure, or other financial items;

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
•statements regarding future stock-based compensation expense;
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
•the possibility that there will be changes in the legislative, accounting, regulatory and consumer environments affecting our business, including but not limited to litigation, investigations, legislation, regulations and customs impairing our ability to collect, manage, aggregate and use data;
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

Item 1.  Business

On September 20, 2018, we implemented a holding company reorganization, as a result of which Acxiom Holdings, Inc. became the successor issuer to Acxiom Corporation. On October 1, 2018, we changed our name to LiveRamp Holdings, Inc. ("LiveRamp"). References to "we", "us", "our" or the "Company" for events that occurred prior to September 20, 2018 refer to Acxiom Corporation and its subsidiaries; for events that occurred from September 20, 2018 to October 1, 2018, to Acxiom Holdings, Inc. and its subsidiaries; and for events after October 1, 2018, to LiveRamp Holdings, Inc. and its subsidiaries.

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

Industry

We are experiencing a convergence of several key industry trends that are shaping the future of how data is used to power the customer experience economy. Some of these key trends include:

Growing Data Usage

Advances in software and hardware and the growing use of the Internet have made it possible to collect and rapidly process massive amounts of personal data. Data vendors are able to collect user information across a wide range of offline and online properties and connected devices, and to aggregate and combine it with other data sources. With proper permissions, this data can be integrated with a company's own proprietary data and can be made non-identifiable if the use case requires it. Through the use of data, marketers and publishers can more effectively acquire customers, elevate their lifetime value, and serve their needs.

Growing Complexity

The customer experience economy has evolved significantly in recent years, driven by rapid innovation and an explosion of data, channels, devices, and applications. Historically, brands interacted with consumers through a limited number of channels, with limited visibility into the activities taking place. Today, companies interact with consumers across a growing number of touchpoints, including online, social, mobile and point-of-sale. The billions of interactions that take place each day between brands and consumers create a trove of valuable data that can be harnessed to power better interactions and experiences. However, most enterprise marketers remain unable to navigate through the complexity to effectively leverage this data.

Additionally, innovation has fueled the growth of a highly-fragmented technology landscape, forcing companies to contend with thousands of marketing technologies and data silos. To make every customer experience relevant across channels and devices, organizations need a trusted platform that can break down those silos, make data portable, and accurately recognize individuals throughout the customer journey. Marketing is becoming more audience-centric, automated, and optimized. However, several important factors still prevent data from being used effectively to optimize the customer experience:

•Identity. For organizations to target audiences at the individual level, they must be able to recognize consumers across all channels and devices, and link multiple identifiers and data elements back to a persistent identifier to create a single view of the customer. The evolving digital identity landscape further highlights the importance of authenticated, first-party identity.

•Scaled Data Assets. Quality, depth, and recency of data matters when deriving linkages between identifiers. Organizations must have access to an extensive set of data and be able to match that data with a high degree of accuracy to perform true cross-device audience targeting and measurement.

•Connectivity. The fragmented marketing landscape creates a need for a common network of integrations that make it easy and safe to connect and activate data anywhere in the ecosystem.

•Data Control. Organizations are increasingly looking to collaborate with their most important partners but do not want to give up control of their data or, in certain cases, do not want their data to leave their environment.

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

•Data Governance. Preserving brand integrity while delivering positive customer experiences is a top priority for every company. Organizations must be able to manage large sets of complex data ethically, securely, within legal boundaries, and in a way that protects consumers from harm. Importantly, they must also honor consumer preferences and put procedures in place that enable individuals to control how, when and for what reasons companies collect and use information about them.

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

Heightened Privacy and Security Concerns

In the era of regulation such as the European General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"), diligence in the areas of consumer privacy and security is and will continue to be paramount. Consumer understanding of the benefits of marketing technology often lags the pace of innovation, giving rise to new demands from government agencies and consumer advocacy groups across the world. These factors challenge the liability every company faces when managing and activating consumer data.

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

In concert, consumer expectations are also at an all-time high. Consumers are demanding personalization – and, in this new area, every consumer interaction has the potential to be individually relevant, addressable, and measurable.

Data is at the center of exceptional customer experiences but is still vastly underutilized. Organizations must capture, analyze, understand – and, most importantly use – customer data to power the customer experience. By understanding which devices, email addresses, and postal addresses relate to the same individual, enterprise marketers can leverage that insight to deliver seamless experiences as consumers engage with a company across all touchpoints. At the same time, by reaching consumers at the individual level, organizations can reduce marketing waste and more easily attribute their marketing spend to actual results. Enterprise marketers recognize the huge opportunity big data brings, yet over half admit they are not using their data effectively to drive their customer experience.

Our Approach

Companies want to enable better decisions, improve return on investment and deliver better experiences to their customers – and it all begins with data. However, given the rapid adoption of new platforms and channels, enterprise marketers remain plagued by fragmented data – resulting in a shallow, incomplete or incorrect understanding of the people with whom they do business. Data today is still too hard to access, too hard to make sense of and too hard to activate across all the touchpoints where it could power better decision-making and better experiences. Data fragmentation is the reason companies struggle to deliver relevant, consistent and meaningful experiences to their customers. Our mission is to break down silos and make data safe and easy to use. Leveraging our core capabilities in data access, identity resolution, connectivity and data stewardship, we create the foundation from which the ecosystem can deliver innovative products and services.

We are middleware for the customer experience economy. LiveRamp provides the trusted platform that sits in between customer data and the thousands of applications that data could power. We make data consistent, consumable and portable. We ensure the seamless connection of data to and from the customer experience applications our customers use and the partners with which they collaborate. We empower businesses to make data more accessible and create richer, more meaningful experiences for their customers.

The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise data connectivity platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity asset that sits at its center. Leveraging deep expertise in identity and data collaboration, the LiveRamp platform enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. This single customer view can then be enhanced and activated across any of the 550 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

•Activation. We enable organizations to leverage their customer and prospect data in the digital and TV ecosystems and across the customer experience applications they use through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally identifiable information or "PII"), and replaces them with anonymized IDs called RampID™, a true people-based identifier. RampID can then be distributed through direct integrations to the top platforms our customers work with, including leading marketing cloud providers, publishers and social networks, personalization tools, and connected TV services.

•Measurement & Analytics. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph powered by our Authenticated Traffic Solution (or ATS) associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user.

•Data Collaboration with Safe Haven. We enable trusted second-party data collaboration between organizations and their partners in a neutral, permissioned environment. Safe Haven provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers leveraging partner data. Advanced measurement and analytics use cases can be performed on this shared data without either party giving up control or compromising privacy.

•Data Marketplace. Our Data Marketplace provides customers with simplified access to trusted, industry leading third-party data globally. The LiveRamp platform allows for the search, discovery and distribution of data to improve targeting, measurement, and customer intelligence. Data accessed through our Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 150 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

LiveRamp Platform

SHAPING EXPERIENCES W/DATA
BUILDING DATA FOUNDATION
MEASURING OUTCOMES
TV
Open Web Publishers
Consumer Platforms
Search
Mobile
Paid Channels
Brand Properties
Non-paid Direct
Partner
Internal
Commerce
Brand Channels
Activation
Data Collaboration
Data Foundation
Ingestion, Resolution, Enrichment, Segmentation, Analytics
Measurement
Data Access, Resolution, Translation
LIVERAMP PLATFORM
First Party
Second Party
Third Party
Authentication
Transaction Data
Event Data
Outcome Data
DATA SOURCES

©2021

LiveRamp

Consumer privacy and data protection, what we call Data Ethics, are at the center of how we design our products and services. Accordingly, the LiveRamp platform operates with technical, operational, and personnel controls designed to keep our customers’ data private and secure.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 825 direct customers world-wide, including approximately 22% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

We primarily charge for our platform on an annual subscription basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace is a solution that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Marketplace allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, it provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access third-party data from more than 150 data providers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

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

•Extensive Coverage. We activate data across an ecosystem of more than 550 partners, representing one of the largest networks of connections in the digital marketing space. We use 100% deterministic matching, resulting in the strongest combination of reach and accuracy. Through our Data Marketplace, we offer multi-sourced insight into approximately 700 million consumers worldwide, and over 5,000 data elements from hundreds of sources with permission rights.

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
•Scale Leader in Data Connectivity. We are a category creator and one of the largest providers of identity and data connectivity at scale. We match records with the highest level of accuracy and offer the most flexibility for activating data through our extensive set of integrations. Our platform processes more than 4 trillion data records daily.
•Unique Position in Marketing Ecosystem. We are one of the only open and neutral data connectivity platforms operating at large scale. We provide the data connectivity required to build best-of-breed integrated marketing stacks, allowing our customers to innovate through their preferred choice of data, technology, and services providers. We strive to make every customer experience application more valuable by providing access to more customer data. We enable the open marketing stack and power the open ecosystem.

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
•Strong Customer Relationships. We work with over 825 direct customers world-wide and serve thousands of additional customers indirectly through our partner and reseller network. We have deep relationships with companies and marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growth in the number of customers whose subscription contracts exceed $1 million in annual revenue.

Growth Strategy

LiveRamp is a category creator, thought leader and innovator in how data is used to power the customer experience. Key elements of our growth strategy include:

•Grow our Customer Base. We have strong relationships with many of the world’s largest brands, agencies, marketing technology providers, publishers and data providers. Today, we work with over 825 direct customers globally; however, we believe our target market includes the world’s top 2,000 marketers, signaling there is still significant opportunity to add new customers to our roster. We expect to continue making investments in growing our sales and customer success team to support this strategy.

•Expand Existing Customer Relationships. A key growth lever for our business is the ability to land and expand – or grow existing customer relationships. Our subscription pricing is based on data volume, so over time, as customers expand their usage and leverage their data across more use cases, we are able to grow our relationships. As of March 31, 2021, we worked with 70 clients whose subscription contracts exceed $1 million in annual revenue, and as we continue to expand our coverage beyond programmatic, we expect to see this number grow.

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

•Expand Global Footprint. Many of our customers and partners serve their customers on a global basis, and we intend to expand our presence outside of the United States to serve the needs of our customers in additional geographies. As we expand relationships with our existing customers, we are investing in select regions in Europe and APAC.

•Expand Addressable Market. Historically, our focus has been to enable data-driven advertising for paid media. As customers look to deploy data across additional use cases, we intend to power all customer experience use cases and expand our role inside the enterprise. Advanced TV, B2B and data collaboration powered by Safe Haven are great examples of this strategy. In addition, over time, we intend to pursue adjacent markets beyond marketing, like risk and fraud, healthcare and government, where similar identity and data connectivity challenges exist.

•Build an Exceptional Business. We do not aspire to be mediocre, good, or even great – we intend to be the absolute best in everything we do. We attract and employ exceptional people, challenge them to accomplish exceptional things, and achieve exceptional results for our clients and shareholders. We will do this through six guiding principles: 1) Above all, we do what is right; 2) We love our customers; 3) We say what we mean and do what we say; 4) We empower people; 5) We respect people and time; and 6) We get stuff done.

Privacy Considerations

The growing online advertising and e-commerce industries are converging, with consumers expecting a seamless experience across all channels, in real time. This challenges marketing organizations to balance the deluge of data and demands of the consumer with responsible, privacy-compliant methods of managing data internally and with advertising technology intermediaries.

We have policies and operational practices governing our use of data that are designed to actively promote a set of meaningful privacy guidelines for digital advertising and direct marketing via all channels of addressable media, e-commerce, risk management and information industries as a whole. Since the judgment of the Court of Justice of the European Union ("EU") in July 2020, as part of our effort to ensure our continued ability to process information across borders we continue to adhere to the principles of the EU-U.S. and Swiss-U.S. Privacy Shield networks, although we do not rely on those frameworks as a legal basis for transfers of personal data. We have dedicated teams in place to oversee our compliance with the data protection regulations that govern our business activities in the various countries in which we operate.

The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention on matters concerning the collection and use of consumer data. Data privacy legislation has been introduced in the U.S. Congress, and California and Virginia have enacted broad-based privacy legislation, the California Consumer Privacy Act, the California Privacy Rights Act, and the Virginia Consumer Data Protection Act. State legislatures outside of California and Virginia have proposed, and in certain cases enacted, a variety of types of data privacy legislation. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being developed.

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

Changes in laws and regulations and violations of laws or regulations by us could have a significant direct or indirect effect on our operations and financial condition, as detailed below and set forth under "Risk Factors-Risks Related to Government Regulation and Taxation."

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

We seek to maintain long-term relationships with our clients. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growing number of customers whose subscription contracts exceed $1 million in annual revenue, which totaled 70 at the end of fiscal year 2021, up from 53 the year prior.

Our ten largest clients represented approximately 33% of our revenues in fiscal year 2021. If all of our individual client contractual relationships were aggregated at the holding company level, one client, The Interpublic Group of Companies, accounted for 11% of our revenues in fiscal year 2021.

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

Research and Development

We continue to invest in our global data connectivity platform to enable effective use of data. Our research and development teams are focused on the full cycle of product development from customer discovery through development, testing and release. Research and development expense was $135.1 million in fiscal 2021, compared to $106.0 million in fiscal 2020, and $85.7 million in fiscal 2019. Management expects to maintain research and development spending, as a percentage of revenue, at similar levels in fiscal 2022.

Competition

Competitors to LiveRamp are typically also members of our partner and reseller ecosystem, creating a paradigm where competition is the norm. Our primary competitors are companies that sell data onboarding as part of a suite of marketing applications or services. Walled gardens that offer a direct interface for matching CRM data compete for a portion of our services, particularly amongst marketers that have not yet adopted in-house platforms for programmatic marketing or attribution. Some providers of tag management, data management, and cross-device marketing solutions have adopted positioning similar to our business and compete for mindshare. In markets outside the United States, we primarily face small, local market players.

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

Pricing

Approximately 80% of our revenue is derived from subscription based arrangements sold on an annual or multi-year basis. Our subscription pricing is based on data volume supported by our platform. We also generate revenue from data providers, digital publishers and advanced TV platforms in the form of revenue-sharing agreements.

Our Human Capital

LiveRamp employs approximately 1,200 employees (LiveRampers) worldwide. No U.S. LiveRampers are represented by a labor union or subject to a collective bargaining agreement. To the best of management’s knowledge, no LiveRamper is an elected member of works councils and trade unions representing LiveRamp employees in the European Union. LiveRamp has never experienced a work stoppage, and we believe that our employee relations are good.

Attracting and Retaining Talent

We attract and retain employees with market-competitive, internally-equitable compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong, inclusive company culture.

Through our dedicated organizational development program, we assess our human capital opportunities and needs and focus on building the individual capabilities of our employees to facilitate achieving the overall goals of our organization. We aggregate and analyze critical human capital metrics, including employee retention, to monitor the success of our strategy and make adjustments accordingly.

Since 2016, LiveRamp has either qualified or been certified as a Best Place to Work. In addition, LiveRamp was awarded as a Best Place to Work by Fortune every year since 2018 and was among the Top 10 Best Places to Work by Glassdoor in 2017. In 2020, Live Ramp was also recognized as a Great Place to Work for Parents and in 2021, LiveRamp was recognized as a Best Workplace in Technology and in the Bay Area by Fortune.

Diversity, Inclusion and Belonging

Diversity, inclusion, and belonging (“DIB”) efforts are a cornerstone of LiveRamp’s innovative culture. During 2020, we hired our first-ever Head of Diversity Strategy & Programs and published LiveRamp’s Diversity, Inclusion & Belonging Charter, which set our commitment to and the core pillars of DIB for LiveRamp, talked about our current programs and practices as well as showed the breath of leaders making DIB part of their focus. Our CEO also joined 1,000 CEOs of the world’s leading companies and organizations to sign the CEO Action for Diversity & Inclusion™ pledge, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace.
We believe there are three core pillars of DIB: Workforce, Product & Customers, and Community. These pillars reflect the intricate relationship of diversity, inclusion, and belonging—both internally and externally. To be effective, we believe all three must work together harmoniously for an environment that is equal parts diverse, encouraging, and accepting. Creating a welcoming and inclusive workplace where colleagues feel a sense of belonging leads to producing better outcomes for our employees and business. We work to foster a sense of belonging where everyone can bring their full selves to work.

Investing in our people is foundational to building an exceptional culture where everyone can thrive. We seek out brilliant people from all backgrounds. As one way to make this real, we provide candidates with an unusual amount of information about who we are and how our products work to help level the knowledge base among referrals and direct applicants. Additionally, candidates have the opportunity to speak with members of our employee resource groups (“ERGs”) to get a first-hand perspective of what it is like to work here.

Forming teams with diverse backgrounds enables us to achieve our goals of building products that can be used by customers with varying capabilities, which reduces inequities and serves a wider variety of business needs. Our ERGs exist to support the growth and development of our employees, communities, and business to increase diversity, inclusion, and belonging. Currently, we have seven ERGs: EQUAL, LatinX@LiveRamp, Veterans@LiveRamp, Women@LiveRamp, RAMPability, Black@LiveRamp and AAPI@LiveRamp.

Diversity, inclusion and belonging also lives outside of our office walls. We have invested in LiveRamp.org, which includes opportunities for volunteerism, philanthropic initiatives, employee donation matching, and our Data for Good initiative, which enables organizations to use data to solve some of society’s biggest challenges.

Expanded Support During the COVID-19 Pandemic

In light of extraordinary circumstances under the COVID-19 pandemic, we have created new resources for our employees to assist with the transition to a remote work environment. The health and safety of our employees is of utmost priority. The majority of our employees have the opportunity to work remotely until September 2021, which may be extended for health and safety reasons. We have also invested in several programs designed to promote employee well-being and ensure that our employees are as effective at home as they would be in our offices worldwide.

Executive Officers of the Registrant

LiveRamp’s executive officers, their current positions, ages and business experience are listed below. They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions. There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 53, is the Chief Executive Officer of the Company. Prior to joining the Company in 2011, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010. In this role, he managed a multi-billion-dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A | Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook). Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc. He previously served on the boards of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry, and the Internet Advertising Bureau. He is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Warren C. Jenson, age 64, is the Company’s President, Chief Financial Officer & Executive Managing Director of International. He joined the Company in 2012 and is responsible for all aspects of LiveRamp’s financial management and the Company’s business operations outside the United States. Prior to joining the Company Mr. Jenson served as COO at Silver Spring Networks, a successful start-up specializing in smart grid networking technology, where he had responsibility for the company’s service delivery, operations and manufacturing organizations. From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company. He has more than 30 years of experience in operational finance and has been CFO of some of the most important success stories of the last two decades, including Amazon.com, NBC and Electronic Arts. In addition, he was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as Bay Area Venture CFO of the Year in 2010. He also has significant experience in mergers and acquisitions, as well as in the development and formulation of strategic partnerships. Mr. Jenson’s board experience includes DigitalOcean (NYSE: DOCN) (2020 – present), Cardtronics (NASDAQ: CATM) (2018 – present), Digital Globe (NYSE: DGI) (2008 – 2017), Tapjoy (2013 – present), PowerSchool (2021 – present). He previously served on the board of the Marshall School of Business at the University of Southern California. He holds a bachelor’s degree in accounting and a master of accountancy degree, both from Brigham Young University

Jerry C. Jones, age 65, is the Company’s Executive Vice President, Chief Ethics and Legal Officer, and Assistant Secretary. He joined the Company in 1999 and currently oversees the Company’s legal, data ethics and human resources matters. He also assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives. Prior to joining the Company, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests. Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Compensation Committee and the Nominating & Governance Committee. He also serves on the executive committee of Privacy for America, the board of directors of ForwARd Arkansas and is a co-founder of uhire U.S. He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 60 democratic countries. Mr. Jones was a member of the board of directors of Heifer International until 2019 and Entrust, Inc. until it was purchased by private investors in 2009. He is the former chairman of the board of the Arkansas Virtual Academy, a statewide virtual public school, and is a former member of the UA Little Rock Board of Visitors. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

Anneka R. Gupta, age 33, is President and Head of Products and Platforms at LiveRamp. In this role she is responsible for product development, engineering, operations and go-to-market functions. In addition, she has an executive role in the planning and execution of the Company’s diversity, inclusion and belonging (“DIB”) program and strategy. Ms. Gupta has led several of the Company’s strategic initiatives, including the debut of LiveRamp’s Authenticated Traffic Solution (“ATS”), the development of the Company’s Safe Haven® platform for secure data partnerships.

Ms. Gupta is a director of the Interactive Advertising Bureau and is also on the board of directors of Tinuiti, the largest independent performance marketing firm. She was recently included in the San Francisco Business Times’ 2021 “40 Under 40” listing. In 2020, she was named a “Rising Star” by AdExchanger and was featured in Business Insider as one of the key executives shaping the future of marketing technology. She has also been featured on the DMN “40 Under 40” listing, Marketing Edge’s “Rising Stars,” and Ad Age’s “Top 10 Digital Marketing Innovators.” Ms. Gupta holds a Bachelor of Science degree in Mathematics and Computational Sciences from Stanford University and has completed the Executive Program at the Stanford University Graduate School of Business.

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

Risks Related to Our Business and Strategy

We are dependent upon customer renewals, the addition of new customers and increased revenue from existing customers for our subscription revenue through our LiveRamp platform and our marketplace and other business.

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

Our existing customers have no obligation to renew their contracts upon expiration of their contractual subscription period and may not choose to renew their contracts for a variety of reasons. In the normal course of business, some customers have elected not to renew, and it is difficult to predict attrition rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction, pricing changes, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, and reductions in our customers’ spending levels or other declines in customer activity. If our customers do not renew their contracts or decrease the amount they spend with us, our revenue will decline and our business will suffer.

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future periods. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Moreover, the conditions caused by the COVID-19 pandemic have affected, and may continue to affect the rate of spending on advertising products and have and could continue to adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest clients represented approximately 33% of our revenues in fiscal year 2021. If all of our individual client contractual relationships were aggregated at the holding company level, one client, The Interpublic Group of Companies, accounted for 11% of our revenues in fiscal year 2021. The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results, which could be exacerbated by client consolidation, changes in technologies or solutions used by our clients, changes in demand for our platform, client bankruptcies or departures from their respective industries, pricing competition or deviation from marketing and sales methods, any one of which may result in even fewer contractual relationships accounting for a high percentage of our revenue and reduced demand from any single significant client.

In addition, some of our clients have used, and may in the future use, the size and relative importance of their purchases to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to, to obtain price concessions, or to otherwise restrict our business.

Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, leading to our inability to provide products and services to our clients, which could lead to a decrease in revenue and loss of client confidence.

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if our data suppliers were to withhold their data from us or materially limit our use of their data, which could occur for a variety of reasons, including because we fail to maintain sufficient relationships with the suppliers or because they decline to provide, or are prohibited from providing, such data to us due to legal, contractual, privacy, competitive or other economic concerns. For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if we breach their expectations of our use of their data, if they are acquired by one of our competitors, if legislation is passed restricting the use or dissemination of the data they provide, if market optics become negative regarding the sharing of their data with third parties or allowing the setting of cookies from their sites, if publishers change their privacy policies or user settings in a material manner that turns off or diminishes the volume of data we receive, or if judicial interpretations are issued restricting use of such data, or for other reasons. Further, definitions in enacted or proposed state-level data broker legislation could be interpreted to apply to LiveRamp, potentially exposing the Company to negative perceptions and diminishing data available to it. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards. If a substantial number of data suppliers were to withdraw or withhold their data from us or substantially limit our use of their data, or if we were to sever ties with our data suppliers based on their inability to meet appropriate data standards, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues and operating results.

Our business is subject to substantial competition from a diverse group of competitors. New products and pricing strategies introduced by these competitors could decrease our market share or cause us to lower our prices in a manner that reduces our revenues and operating margin.

We operate in a highly competitive and rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and operating results. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, which may include large established companies, all of which currently offer, or may in the future offer, products and services that result in additional competition. These competitors may be in a better position to develop new products and pricing strategies that more quickly and effectively respond to changes in customer requirements in these markets. These competitors and new products and technologies may be disruptive to our existing platform offerings, resulting in operating inefficiencies and increased competitive pressure. Some of our competitors may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Such introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business. In such event, we could experience a decline in market share and revenues and be forced to reduce our prices, resulting in lower profit margins for the Company.

The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our business and future results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The ongoing impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the future impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. While the COVID-19 pandemic has not materially adversely impacted our sales or operations, we continue to monitor our operations, the operations of our customers and corporate partners, and government recommendations. The spread of an infectious disease may also result in, and, in the case of the COVID-19 pandemic has resulted in, regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers to deliver data on a timely basis, or at all, and overall economic instability.

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

The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are not within our control, are highly uncertain and cannot be predicted. Such future developments may include, among others, the duration and spread of the outbreak, new information that may emerge concerning the severity of COVID-19 (including new variants) and government actions to contain COVID-19 or treat its impact, impact on our customers and our sales cycles, impact on our customer, industry or employee events, and effect on our partners, vendors and supply chains. A significant outbreak of infectious diseases could result in, and in the case of COVID-19, has resulted in, a widespread health crisis that could adversely affect, and, in the case of COVID-19, has adversely affected economies and financial markets worldwide, resulting in an economic downturn or a prolonged contraction in the industries in which our customers operate that could affect demand for our products and services and otherwise adversely impact our business, financial condition and results of operations. While the majority of our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

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

Our growth strategy and future success depends in large part on our ability to attract, recruit, onboard, motivate and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel, all of which may be made more difficult by the COVID-19 pandemic and the restrictions intended to prevent its spread. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of executives and associates who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel. We may incur significant costs to attract and retain highly trained personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. The loss or prolonged absence of the services of highly trained personnel like our current team of executives and associates, or the inability to recruit, attract, onboard and retain additional, qualified associates, could have a material adverse effect on our business, financial position or operating results.

If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to proactively focus on and pursue our corporate objectives. The COVID-19 pandemic has resulted in unique challenges to this objective by forcing large numbers of our employees to work remotely while facing unique personal and professional challenges in doing so. If we fail to maintain our company culture, our business may be adversely impacted.

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

Historically, we have engaged in acquisitions to grow our business. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships. The pursuit of acquisitions may divert the attention of management, disrupt ongoing business, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. While we believe we will be able to successfully integrate newly acquired businesses into our existing operations, there is no certainty that future acquisitions or alliances will be consummated on acceptable terms or that we will be able to integrate successfully the services, content, products and personnel of any such transaction into our operations.  In addition, the pursuit of any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. An acquisition may later be found to have a material legal or ethical issue, not disclosed or discovered prior to acquisition. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction. The occurrence of any of these events could result in decreased revenues, net income and earnings per share.

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

Additional risks inherent in our non-U.S. business activities generally include, among others, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the U.S. are also generally applicable to doing business outside of the U.S., but such risks may be exaggerated by factors normally associated with international operations, such as differences in culture, laws and regulations, especially restrictions on collection, management, aggregation, localizations, and use of information. Failure to effectively manage the risks facing our non-U.S. business activities could materially adversely affect our operating results.

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

Our business requires the storage, transmission and utilization of data, including personally identifiable information, much of which must be maintained on a confidential basis. These activities may make us a target of cyber-attacks by third parties seeking unauthorized access to the data we maintain, including our data and client data, or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. Our clients and suppliers are increasingly imposing more rigorous contractual obligations on us relating to data security protections. If we are unable to maintain protections and processes at a level equal to that required by our clients and suppliers, it could negatively affect our relationships with those clients and suppliers or increase our operating costs. In addition, computer malware, viruses, social engineering, and general hacking have become more prevalent. As a result of the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks.

In recent years, the frequency, severity and sophistication of cyber-attacks, computer malware, viruses, social engineering and other intentional misconduct by computer hackers have significantly increased, including the ability to evade detection or obscure their activities, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or clients into disclosing sensitive information such as user names, passwords or other information to gain access to our clients’ data or our data, including intellectual property and other confidential business information. The COVID-19 pandemic has generally increased opportunities available to hackers and cyber criminals as more companies and individuals work online from remote locations We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

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

Finally, while we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a cyber-security incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, financial results and reputation.

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

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. In January 2020, Google publicly stated it intends for Chrome to block third-party cookies at some point in the following 24 months. In April 2021, Google began releasing software updates to its Chrome browser with features to phase-out third party cookies. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

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

As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have raised significant concerns around observed data. There has been an array of 'do-not-track' efforts, suggestions and technologies introduced to address these concerns. However, the potential regulatory and self-regulatory landscape is inherently uncertain, and there is not yet a consensus definition of tracking, nor agreement on what would be covered by 'do-not-track' functionality. There is activity by the major Internet browsers to default set on 'do-not-track' functionality, including by Apple Safari and Firefox. It is not clear if other Internet browsers will follow. Substantial increases in the rate and number of people opting out of various data collection processes could have a negative impact on our business and the ecosystems in which we operate.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states is currently with the EU Council for a trilogue to decide its final effective date. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly-available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may limit the lawful bases available to process digital data and require "opt-in" consent. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, steps taken to de-identify personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the U.S. and abroad that focus on consumer protection or data privacy. Much of this scrutiny has focused on the use of cookies and other technology to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or pseudonymous identities across devices and channels. In addition, providers of Internet browsers have engaged in, or announced plans to continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies. For example, in January 2020 Google announced that at some point in the following 24 months the Chrome browser will block third-party cookies. In April 2021, Google began releasing software updates to its Chrome browser with features intended to phase out third-party cookies. Because we, and our clients, rely upon large volumes of such data collected primarily through cookies and similar technologies, it is possible that these efforts may have a substantial impact on our ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

In the U.S., the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model were to be adopted in the U.S., less data would be available, and the cost of data would be higher. For example, California enacted legislation, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020 and came under California Attorney General ("AG") enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly. The CCPA is the subject of regulations issued by the California AG. In November 2020 California voters also approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”). Pursuant to the CPRA, the CCPA will be amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as possible fines, individual claims and commercial liabilities for certain compliance failures. In March 2021, the Virginia legislature passed the Virginia Consumer Data Protection Act ("VCDPA"). The CPRA and VCDPA will take effect on January 1, 2023. Further modifications and regulations to these Acts could create additional liability and require costly expenditures to ensure continued compliance.

We cannot yet fully predict the full impact of the CCPA, CPRA or VCDPA on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The CCPA, CPRA and VCDPA have prompted a number of proposals for federal and other state privacy legislation that, if enacted, could increase our exposure to potential liability, add additional complexity to compliance in the U.S. market and increase our compliance costs. For example, other states have enacted or are considering legislation similar to that of the CCPA, CPRA and VCDPA statutory frameworks, including legislation that, if enacted, would require persons to “opt-in” to the collection of certain consumer data. Decreased availability and increased costs of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues.

In Europe, the European General Data Protection Regulation ("GDPR") took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of EU citizens, wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those that were in place in the European Union. For example, we have been required to offer new controls to data subjects in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance of up to the greater of €20 million or 4% of an enterprise’s global annual revenue. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. The replacement ePrivacy Regulation may impose burdensome requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the European Union’s current ePrivacy Directive and related EU member state legislation. In addition, some countries are considering or have passed legislation or interpretations implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” The United Kingdom exited the European Union pursuant to Brexit on January 31, 2020, subject to a transition period for certain matters that ran December 31, 2020. Brexit has created an uncertain political and economic environment in the United Kingdom and other European Union countries. For example, a Data Protection Bill designed to be consistent with GDPR was enacted in the United Kingdom in May 2018, but it remains uncertain how data transfers to and from the United Kingdom will be regulated in the mid and long term. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and the European Union agreed to a specified period during which the United Kingdom will be treated like a European Union member state in relation to transfers of personal data to the United Kingdom for four months from January 1, 2021 (with potential extensions). Following the expiration of the specified period, there may be an increase in the divergence in the interpretation, application and enforcement of data protection laws between the United Kingdom and the European Union. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business may be seriously harmed.

We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. For example, in 2016, the European Union and the U.S. agreed to an alternative transfer framework for data transferred from the European Union to the U.S., called the Privacy Shield. On July 16, 2020, however, the European Court of Justice invalidated the Privacy Shield and companies may no longer rely on it as a valid mechanism to comply with European Union data protection requirements. The invalidation of the Privacy Shield and related uncertainty regarding other data transfer mechanisms could have a significant adverse impact on our operations, while increasing our compliance costs and legal and regulatory risks. While domestic efforts between the EU and U.S. toward a replacement are underway, the timing and requirements are unclear. In addition, the other bases upon which we rely to legitimize the transfer of such data, such as Standard Contractual Clauses, have been subjected to regulatory and judicial scrutiny. If other legal bases upon which we currently rely for transferring data from Europe to the U.S. are invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

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

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards or policies, could result in additional cost and liability to us, damage our reputation, decrease the availability of and increase costs for information, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant changes, and the tax benefits that we intend to eventually derive could be impacted by changing tax laws. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, which could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Governments are increasingly focused on ways to increase tax revenue, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities and an increase in tax legislation. Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Risks Related to Intellectual Property

Third parties may claim that we are infringing their intellectual property and we could suffer significant litigation or licensing expenses or be prevented from developing or selling products or services. Additionally, third parties may infringe our intellectual property and we may suffer competitive injury or expend significant resources enforcing our rights.

As our business is focused on data-driven results and analytics, we rely heavily on proprietary information technology, processes and other protectable intellectual property rights. From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property, whether they are with or without merit, could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation, which could divert the attention of our management and key personnel away from our business operations, even if ultimately determined in our favor. A claim of intellectual property infringement could force us to enter into a costly or restrictive license or royalty agreement, which might not be available under acceptable terms or at all, could require us to pay significant damages (including attorneys’ fees), could subject us to an injunction against development and sale of certain of our products or services, could require us to expend additional development resources to redesign our technology and could require us to indemnify our partners and other third parties.

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

Item 3.  Legal Proceedings

The information required by this item is set forth under Note 13, "Commitments and Contingencies" to our Consolidated Financial Statements, which appears in the Financial Supplement at page F-48, and is incorporated herein by reference.

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

Stockholders

As of May 24, 2021, the approximate number of record holders of the Company’s common stock was 1,058.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years. The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below compares the 5-year cumulative total return of holders of our common stock with the cumulative total returns of the Russell 2000 index and S&P 400 IT Consulting and Other Services index. The graph tracks the performance of a $100 investment in our common stock and in each index, (with the reinvestment of dividends) from 3/31/2016 to 3/31/2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
300.000
250.000
200.000
150.000
100.000
50.000
March 2016
March 2017
March 2018
March 2019
March 2020
March 2021
LiveRamp Holdings, Inc.
Russell 2000
S&P 400 IT Consulting and Other Services

	March 2016	March 2017	March 2018	March 2019	March 2020	March 2021
LiveRamp Holdings, Inc.	100.00	132.79	105.92	254.52	153.54	241.98
Russell 2000	100.00	126.22	141.10	143.99	109.45	213.26
S&P 400 IT Consulting	100.00	120.27	129.92	172.92	165.21	231.99

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

Copyright© 2021 Standard and Poor's, a division of S&P Global. All rights reserved. Copyright© 2021 Russell Investment Group. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	—	—	$326,443,254
February 1, 2021 - February 28, 2021	—	—	—	$326,443,254
March 1, 2021 - March 31, 2021	—	—	—	$326,443,254
Total	—	—	—	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through March 31, 2021, the Company had repurchased 28.2 million shares of its stock for $673.6 million, leaving remaining capacity of $326.4 million under the stock repurchase program.

Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement at pages F-2 – F-16, which is attached hereto and incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement at pages F-20 – F-62, which is attached hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021.  Based on their evaluation as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2021.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COVID-19

In response to COVID-19, we have undertaken measures to protect our employees, partners, and clients, including encouraging, and in many cases requiring employees to work remotely due to local government orders. These changes have compelled us to modify some of our control procedures. However, those changes have so far not been material and are not expected to be in future periods.

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The LiveRamp Board of Directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on LiveRamp’s website at www.liveramp.com under the “Corporate Governance” section of the site.  Except as set forth above, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2021:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	4,064,061	1	$17.31	5,568,915	3
Equity compensation plans not approved by shareholders	—		—	41,983	4
Total	4,064,061		$17.31	5,610,898
_____________________________________________
1.This amount does not include the number of securities to be issued upon exercise of outstanding options, warrants, and rights under equity compensation plans LiveRamp assumed in acquisitions (104,096 shares at a weighted-average exercise price of $1.10).
2.The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
3.This amount represents shares of Common Stock available for future issuance under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp, Inc. (5,142,434) (the "2005 Plan") and the LiveRamp Holdings, Inc. 2005 Stock Purchase Plan (426,481, including 65,107 shares subject to purchase during the current purchase period), which is an employee stock purchase plan covered by Section 423 of the Internal Revenue Code. The 2005 Plan is an equity compensation plan that permits awards of a variety of equity-based incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock unit awards.
4.This amount represents shares available for issuance pursuant to the Company’s 2011 Non-qualified Equity Compensation Plan described below, which does not require shareholder approval under the exception provided for in NASDAQ Marketplace Rule 5635(c)(4).

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

The remaining information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

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

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation (previously filed on October 1, 2018 as Exhibit 3.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed on October 1, 2018, as Exhibit 3.2 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

4.1
Description of Share Capital (previously filed as Exhibit 4.1 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38869, and incorporated herein by reference)

10.1
LiveRamp Holdings, Inc Employee Stock Purchase Plan (previously filed on November 16, 2020 as Exhibit 10.1 to LiveRamp Holdings, Inc. Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.2
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 5, 2019 as Exhibit 10.1 to LiveRamp Holdings Inc.'s Quarterly Report on Form 10-Q, Commission File No. 001-38669, and incorporated by herein reference)

Exhibit No.
10.3
Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009 (previously filed on May 29, 2013 as Exhibit 10.27 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, Commission file No. 000-13163, and incorporated herein by reference)

10.4
First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed on May 29, 2013 as Exhibit 10.28 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, Commission File No. 000-13163, and incorporated herein by reference)

10.5	Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Deferral Plan, effective September 30, 2016
10.6	Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Deferral Plan, effective April 1, 2018
10.7	Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Deferral Plan, effective September 20, 2018
10.8	Amendment to the Amended and Restated LiveRamp Holdings, Inc. Non-Qualified Deferral Plan, effective January 1, 2020
10.9
Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed on May 29, 2013 as Exhibit 10.29 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, Commission File No. 000-13163, and incorporated herein by reference)

10.10
First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed on May 29, 2013 as Exhibit 10.30 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, Commission File No. 000-13163, and incorporation herein by reference)

10.11	Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Matching Contribution Plan, effective September 30, 2016
10.12	Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Matching Contribution Plan, effective April 1, 2018
10.13	Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Matching Contribution Plan, effective September 20, 2018
10.14	Amendment to the Amended and Restated LiveRamp Holdings, Inc. Non-Qualified Matching Contribution Plan, effective January 1, 2020
10.15	LiveRamp Holdings, Inc. Directors’ Deferred Compensation Plan, effective October 1, 2018
10.16
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed on May 27, 2015 as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Commission File No. 000-13163, and incorporated herein by reference)

10.17
Amended and Restated 2010 Executive Officer Severance Policy (previously filed on May 29, 2019 as Exhibit 10.9 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38669, and incorporated herein by reference)

10.18
2011 Nonqualified Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, as Exhibit 99.8 to LiveRamp Holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-214927, and incorporated herein by reference)

10.19
LiveRamp, Inc. 2006 Equity Incentive Plan (previously filed on October 2, 2018, as Exhibit 99.2 to LiveRamp holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on form S-8, Registration No. 333-197463, and incorporated herein by reference)

10.20
Arbor Equity Compensation Plan (previously filed on October 2, 2018, as Exhibit 99.4 to LiveRamp Holdings Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-214926, and incorporated herein by reference)

Exhibit No.
10.21
Form of Restricted Stock Unit Award under the Arbor Equity Compensation Plan (previously filed on May 26, 2017 as Exhibit 10.19 to the Acxiom Corporation's Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.22
Circulate Equity Compensation Plan (previously filed on October 2, 2018, as Exhibit 99.6 to LiveRamp Holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on form S-8, Registration No. 333-214926, and incorporated herein by reference)

10.23
2018 Equity Compensation Plan of Pacific Data Partners LLC (previously filed on October 2, 2018, as Exhibit 99.10 to LiveRamp Holdings, Inc.'s Post Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-227540, and incorporated herein by reference)

10.24
Data Plus Math Corporation 2016 Equity Incentive Plan (previously filed on August 1, 2019, as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Registration Statement on form S-8, Registration No. 333-232963, and incorporated herein by reference)

10.25
DataFleets, Ltd. 2019 Equity Incentive Plan (previously filed on March 15, 2021 as Exhibit 99.1 to LiveRamp Holdings, Inc.’s Registration Statement on Form S-8, Registration No. 333-254302, and incorporated herein by reference)

10.26
Amendment to the DataFleets, Ltd. 2019 Equity Incentive Plan (previously filed on March 15, 2021 as Exhibit 99.2 to LiveRamp Holdings, Inc.’s Registration Statement on Form S-8, Registration No. 333-254302, and incorporated herein by reference)

10.27
Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.28
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc., (previously filed on May 26, 2020 as Exhibit 10.18 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.29
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 26, 2020 as Exhibit 10.19 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.30
Form of Restricted Stock Unit Award under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.18 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.31
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of February 14, 2018 (previously filed on May 25, 2018 as Exhibit 10.22 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated herein by reference)

10.32
Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of February 14, 2018 (previously filed on May 25, 2018 as Exhibit 10.23 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163,and incorporated by reference)

10.33
Form of Director Indemnity Agreement (previously filed on May 25, 2018 as Exhibit 10.26 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163,and incorporated by reference)

10.34
Form of Officer and Key Employee Indemnity Agreement (previously filed on May 29, 2019 as Exhibit 10.25 to LiveRamp Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38669, and incorporated herein by reference)

21	Subsidiaries of LiveRamp Holdings, Inc.
23	Consent of KPMG LLP
24	Powers of Attorney

Exhibit No.
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
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, formatted in inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2021, 2020 and 2019; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2021, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Date: May 27, 2021	By:	/s/ Warren C. Jenson
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	May 27, 2021
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 27, 2021
Timothy R. Cadogan

/s/ Vivian Chow*	Director	May 27, 2021
Vivian Chow

/s/ Richard P. Fox*	Director	May 27, 2021
Richard P. Fox

/s/ William J. Henderson*	Director	May 27, 2021
William J. Henderson

/s/ Scott E. Howe*	Director, CEO (principal executive officer)	May 27, 2021
Scott E. Howe

/s/ Clark M. Kokich*	Director (Non-Executive Chairman of the Board)	May 27, 2021
Clark M. Kokich

/s/ Kamakshi Sivaramakrishnan*	Director	May 27, 2021
Kamakshi Sivaramakrishnan

/s/ Omar Tawakol*	Director	May 27, 2021
Omar Tawakol

/s/ Debora B. Tomlin*	Director	May 27, 2021
Debora B. Tomlin

/s/ Warren C. Jenson	President, CFO & Executive MD of International (principal financial and accounting officer)	May 27, 2021
Warren C. Jenson

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

LIVERAMP HOLDINGS, INC.
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2021

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

The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise data connectivity platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity asset that sits at its center. Leveraging deep expertise in identity and data collaboration, the LiveRamp platform enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. This single customer view can then be enhanced and activated across any of the 550 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

•Activation. We enable organizations to leverage their customer and prospect data in the digital and TV ecosystems and across the customer experience applications they use through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (personally identifiable information or "PII"), and replaces them with anonymized IDs called RampID™, a true people-based identifier. RampID can then be distributed through direct integrations to the top platforms our customers work with, including leading marketing cloud providers, publishers and social networks, personalization tools, and connected TV services.

•Measurement & Analytics. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user.

•Data Collaboration with Safe Haven. We enable trusted second-party data collaboration between organizations and their partners in a neutral, permissioned environment. Safe Haven provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers leveraging partner data. Advanced measurement and analytics use cases can be performed on this shared data without either party giving up control or compromising privacy.

•Data Marketplace. Our Data Marketplace provides customers with simplified access to trusted, industry leading third-party data globally. The LiveRamp platform allows for the search, discovery and distribution of data to improve targeting, measurement, and customer intelligence. Data accessed through our Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 150 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

Consumer privacy and data protection, what we call Data Ethics, are at the center of how we design our products and services. Accordingly, the LiveRamp platform operates with technical, operational, and personnel controls designed to keep our customers’ data private and secure.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 825 direct customers world-wide, including approximately 22% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

We primarily charge for our platform on an annual subscription basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace is a solution that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Marketplace allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, it provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access third-party data from more than 150 data providers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

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

Beginning in mid-March 2020, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. LiveRamp shifted to a remote workplace, requiring nearly all employees to work from home. We suspended all business travel other than for essential functions. We cancelled or replaced planned events with virtual-only experiences. We have incurred expenses to support our employees working from home, including reimbursements for home office equipment, and may incur similar expenses in the future as remote operations continue. While the COVID-19 pandemic had some favorable impacts on our results of operations during the twelve months ended March 31, 2021, such as reduced travel, entertainment and promotional costs, there is no assurance that those favorable impacts will recur in the future, or if they do recur would be enough to offset expenses incurred to support our employees working from home, to re-open offices in configurations required by local and federal health and other government authorities, and to otherwise combat the impact COVID-19 has had and may continue to have on the Company.

Summary Results and Notable Events

During fiscal 2021, the Company completed the acquisition of DataFleets, Ltd. ("DataFleets"), a cloud data platform that enables data silos to be unified without moving data or compromising privacy. This acquisition expands LiveRamp's data protection capabilities to unlock greater data access and control for its customers. In addition, the deal opens up new use cases as well as new markets for distributed data collaboration through LiveRamp Safe Haven. The Company has included the financial results of DataFleets in the consolidated financial statements as of the fourth quarter of fiscal 2021. The acquisition consideration for DataFleets was approximately $67.2 million cash including $8.9 million held in escrow.

During fiscal 2021, the Company completed the acquisition of Acuity Data ("Acuity"), a team of global retail and consumer packaged goods (“CPG”) experts, for approximately $2.9 million in cash. The acquisition also included a three-year performance plan having a maximum potential attainment of $5.1 million that would be recorded as non-cash stock compensation if achieved. The acquisition strengthens the retail analytics capabilities of our Safe Haven platform by enabling better reporting, insights, and collaboration for retailers and CPG companies, bridging the gap between trade and media by bringing consumers’ digital signals and retail transaction data together in a privacy-conscious manner. The Company has included the financial results of Acuity in the consolidated financial statements as of the second quarter of fiscal 2021.

During fiscal 2020, the Company closed its acquisition of Data Plus Math Corporation ("DPM"), a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes. The Company has included the financial results of DPM in the consolidated financial statements as of the second quarter of fiscal 2020. The acquisition date fair value of the consideration for DPM was approximately $118.0 million, consisting of $115.7 million cash and $2.3 million in stock awards.

During fiscal 2020, the Company acquired all of the outstanding shares of Faktor B.V. ("Faktor"). Faktor is a global consent management platform that allows consumers to control how their data is collected, used, and transferred for usage to another party. The Company has included the financial results of Faktor in the consolidated financial statements as of the first quarter of fiscal 2020.The Company paid approximately $4.5 million in cash for the acquired shares.

A financial summary of the fiscal year ended March 31, 2021 is presented below:
•Revenues were $443.0 million, a 16.4% increase from $380.6 million in fiscal 2020.
•Cost of revenue was $144.0 million, a 5.7% decrease from $152.7 million in fiscal 2020.
•Gross margin increased to 67.5% from 59.9% in fiscal 2020.
•Total operating expenses were $419.6 million, a 2.6% increase from $408.8 million in fiscal 2020.
•Cost of revenue and operating expenses for fiscal 2021 and 2020 included the following items:
◦Non-cash stock compensation of $111.7 million and $89.4 million, respectively (cost of revenue of $5.3 million and $3.8 million, respectively, and operating expenses of $106.4 million and $85.6 million, respectively)
◦Purchased intangible asset amortization of $18.0 million and $19.0 million, respectively (cost of revenue)
◦Accelerated depreciation of $3.6 million in fiscal 2020 (cost of revenue and operating expenses)
◦Transformation costs of $3.9 million in fiscal 2021 (general and administrative)
◦Restructuring and merger charges of $2.7 million and $5.0 million, respectively (gains, losses and other)
•Net loss from continuing operations was $90.3 million, a loss of $1.36 per diluted share, compared to a net loss from continuing operations of $125.3 million or $1.85 per diluted share in fiscal 2020.

•Net cash used by operating activities was $20.6 million compared to $28.6 million in fiscal 2020.
•The Company repurchased 1.3 million shares of its common stock for $42.3 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlights financial results as well as other significant events and transactions of the Company during the fiscal year ended March 31, 2021 compared to the same period in 2020, unless otherwise stated. Discussion and analysis for the year ended March 31, 2020 compared to the same period ended March 31, 2019 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission on May 26, 2020.

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

•Business Combinations

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

Identification of the contract

We consider the terms and conditions of the contract and our customary business practices when identifying our contracts under ASC 606. We determine we have a contract with a customer or contract modification when the contract is approved and the parties are committed to performing their respective obligations, we can identify each party's rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the contract has commercial substance, and we have determined that collection of at least some of the contract consideration is probable. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the single or combined contract includes one or multiple performance obligations. We apply judgment in determining the customer's ability to pay, which is based on a variety of factors, including the customer's historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

Identification of the performance obligations

As part of accounting for arrangements with multiple performance obligations, we must assess whether each performance obligation is distinct. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We have determined that our subscriptions to the platform are a distinct performance obligation and access to data for revenue-sharing and usage-based arrangements is a distinct performance obligation because, once a customer has access to the platform, the service is fully functional and does not require any additional development, modification, or customization.

Determination of the transaction price

The transaction price is the amount of consideration we expect to be entitled to in exchange for transferring services to a customer, excluding sales taxes that are collected on behalf of government agencies. Variable consideration is assessed and included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.

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

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the services are made available to customers. Marketplace and other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Data Marketplace and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and data buyers, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to data buyers that is remitted to data providers is not reflected as revenues.

Accounting for Income Taxes

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

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the net loss. As such, the Company plans to carry back its fiscal 2021 NOL, resulting in an expected refund of approximately $28 million in fiscal 2022. The Company was also able to carry back its fiscal 2020 NOL, resulting in an expected refund of approximately $33 million, also in fiscal 2022.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in accounting for acquisitions. ASC 805 requires us to determine if assets or a business was acquired. If a business was acquired, it requires us to recognize separately from goodwill the fair value of the assets acquired and the liabilities assumed at the acquisition date. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments resulting from new information about facts and circumstances that existed at the acquisition date and falls within the measurement period to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Results of Operations

A summary of selected financial information for each of the fiscal years reported is presented below (dollars in thousands, except per share amounts):

			% Change
	2021	2020	2021-2020
Revenues	$443,026	$380,572	16%
Cost of revenue	144,004	152,704	(6)
Gross profit	299,022	227,868	31
Total operating expenses	419,570	408,790	3
Loss from operations	(120,548)	(180,922)	(33)
Net loss from continuing operations	(90,268)	(125,261)	(28)
Diluted loss per share from continuing operations	$(1.36)	$(1.85)	(26)%

Revenues

The Company's revenues for each of the fiscal years reported is presented below (dollars in thousands):

			% Change
	2021	2020	2021-2020
Revenues:
Subscription	$356,597	$305,679	17%
Marketplace and Other	86,429	74,893	15%
Total revenues	$443,026	$380,572	16%

Total revenues were $443.0 million in fiscal 2021, a $62.5 million or 16.4%, increase compared to fiscal 2020. The increase was due to Subscription growth of $50.9 million, or 16.7%, primarily due to new logo deals and upsell to existing customers partially offset by lower variable revenue. Marketplace and Other growth was $11.5 million, or 15.4%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $61.5 million, or 17.4%. International revenue increased $0.9 million, or 3.5%. Revenues in the fiscal year ended March 31, 2021 were negatively impacted by $2.1 million due to short-term service concessions related to the COVID-19 pandemic.

Subscription revenue could be negatively impacted by approximately $30 million in our fiscal year 2022 as we transition a few platform customer relationships that license cookie-based components of our digital identity graph to alternative solutions. This small customer set licenses our digital graph to support their own identity solutions. As such, our overall subscription growth could be impacted by these contract changes.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the fiscal years reported is presented below (dollars in thousands):

			% Change
	2021	2020	2021-2020
Cost of revenue	$144,004	$152,704	(6)%
Gross profit	$299,022	$227,868	31%
Gross margin (%)	67.5%	59.9%	13%

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $144.0 million in fiscal 2021, a $8.7 million, or 5.7%, decrease from fiscal 2020. Gross margins increased to 67.5% compared to 59.9% in the prior year. The gross margin increase was due to revenue growth and decreased cost of revenue. The decreased cost of revenue was primarily due to lower identity graph costs of $4.9 million, decreased security costs of $2.0 million from ending AMS disposition transition spend, as well as $2.7 million of accelerated depreciation in the prior year. These cost decreases were offset partially by increased cloud infrastructure costs. U.S. gross margins increased to 68.5% in the current year from 61.4% in the prior year. International gross margins increased to 51.6% from 39.4%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

			% Change
	2021	2020	2021-2020
Operating expenses:
Research and development	$135,111	$105,981	27%
Sales and marketing	177,543	188,905	(6)%
General and administrative	104,201	108,903	(4)%
Gains, losses and other items, net	2,715	5,001	(46)%
Total operating expenses	$419,570	$408,790	3%

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $135.1 million for fiscal 2021, an increase of $29.1 million, or 27.5%, compared to fiscal 2020, and were 30.5% of total revenues compared to 27.8% in the prior year. The increase is due primarily to an increase in non-cash stock-based compensation of $15.7 million. In March 2021, the Company accelerated the vesting of certain time-vesting restricted stock units that would otherwise have vested over the subsequent six months to take advantage of significant cash tax savings opportunities. Excluding non-cash stock-based compensation expense, R&D increased $13.4 million primarily due to increases in headcount investments (employee related expenses increased $15.0 million) and professional services of $1.9 million, offset partially by reduced travel costs of $3.2 million.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $177.5 million for fiscal 2021, a decrease of $11.4 million, or 6.0%, compared to fiscal 2020, and were 40.1% of total revenues compared to 49.6% in the prior year. Current year expenses included an increase in non-cash stock compensation expenses of $2.4 million due to the accelerated vesting as previously described. Excluding non-cash stock compensation expense, S&M decreased $13.7 million primarily due to decreased travel, entertainment and promotional costs of $14.4 million partially offset by headcount investments. Since mid-March 2020 we have suspended all business travel other than for essential functions, and also cancelled or replaced planned events with virtual-only experiences.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $104.2 million for fiscal 2021, a decrease of $4.7 million, or 4.3%, compared to fiscal 2020, and were 23.5% of total revenues compared to 28.6% in the prior year. Current year expenses included an increase in non-cash stock compensation expenses of $2.6 million due to the accelerated vesting as previously described. Current year expenses also included $3.9 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. Excluding these increases, G&A decreased $11.2 million primarily due to decreased travel, entertainment and promotional costs of $5.1 million, decreased facilities and related costs of $4.0 million, and decreased non-transformation professional services of $3.0 million, partially offset by headcount investments.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $2.7 million for fiscal 2021, a decrease of $2.3 million, or 45.7%, compared to fiscal 2020. The current year amount includes $1.7 million of restructuring charges (severance), a lease settlement of $1.0 million, and acquisition related costs of $0.8 million partially offset by a lease reserve adjustment of $0.9 million. The prior year amount includes $2.3 million in severance (transition retention costs) and other associate-related charges, a $1.1 million charge related to the restructuring of the Redwood City, California lease due primarily to the lease termination by a sub-lessee, and $1.1 million related to an early termination of a data center services agreement.

Loss from Operations and Operating Margin

Loss from operations was $120.5 million for fiscal 2021 compared to $180.9 million for fiscal 2020. Operating margin was a negative 27.2% compared to a negative 47.5%. The improvement was primarily due to increased gross profit of $71.2 million from an increase in revenue and lower cost of revenue due to decreased identity graph and security costs, offset partially by increased operating expenses due to the acceleration of non-cash stock-based compensation expense as previously described.

Other Income/Expense and Income Taxes

Other expense was $0.3 million for fiscal 2021 compared to other income of $15.4 million for fiscal 2020. Other income primarily consists of interest income from invested cash balances, which, along with interest rates, has decreased significantly from the prior year. The current year interest income of $0.7 million was offset by currency and other losses.

Income tax benefit was $30.5 million on a pretax loss of $120.8 million for fiscal 2021, resulting in a 25.3% effective tax rate. This compares to a prior year income tax benefit of $40.3 million on a pretax loss of $165.5 million, or a 24.3% effective tax rate. Due to the enactment of the CARES Act and its loss carryback provisions, the Company is able to benefit its current and prior year losses.

Discontinued Operations

Earnings from discontinued operations, net of tax, of $0.8 million for fiscal 2020 represents the final true-up for the AMS disposition.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At March 31, 2021, approximately $20.8 million of the total cash balance of $572.8 million, or approximately 3.6%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $114.3 million at March 31, 2021, an increase of $21.5 million, compared to $92.8 million at March 31, 2020. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 86 days at March 31, 2021, compared to 80 days at March 31, 2020. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and other contracts, which are billed on a gross basis but for which the amount that is due to data providers is not reflected as revenues. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also continuing to actively evaluate the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable.

Working capital at March 31, 2021 totaled $660.5 million, a $74.5 million decrease when compared to $735.0 million at March 31, 2020.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	2021	2020

Net cash used in operating activities	$(20,560)	$(28,575)
Net cash used in investing activities	$(87,894)	$(116,203)
Net cash used in financing activities	$(43,495)	$(201,976)
Net cash provided by discontinued operations	$—	$18,375

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

In fiscal 2021, net cash used in operating activities of $20.6 million resulted primarily from net earnings adjusted for non-cash items of $51.1 million offset by cash used by operating assets and liabilities of $71.6 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in income taxes of $26.2 million, accounts receivable of $24.8 million, and other assets of $18.8 million, partially offset by favorable changes in deferred revenue of $4.9 million. The change in income taxes is primarily due to an increase in the income taxes receivable account for expected refunds related to our fiscal 2021 federal income tax return. The change in accounts receivable is primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The change in other assets was impacted by fiscal 2021 year-end prepayments of expenses to take advantage of cash tax savings opportunities.

In fiscal 2020, net cash used in operating activities of $28.6 million resulted primarily from net earnings adjusted for non-cash items of $2.1 million offset by an increase in cash used by operating assets and liabilities of $30.6 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in income taxes of $25.5 million, accounts receivable of $20.5 million and deferred commissions of $5.3 million partially offset by favorable changes in accounts payable and other liabilities of $23.0 million. The increase in income taxes is based on refunds available to the Company as a result of the CARES Act NOL carryback provisions and expected to be received in fiscal 2022. The increase in accounts receivable is primarily due to the growth in our subscription and marketplace and other revenue and the timing of cash receipts from clients. The increase in accounts payable and other liabilities is primarily due to expense growth and the timing of payments to suppliers.

Investing Activities - Continuing Operations

Our primary investing activities have consisted of acquisitions and capital expenditures in support of our expanding headcount as a result of our growth. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities and acquisitions.

In fiscal 2021, net cash used in investing activities of $87.9 million consisted of net cash paid in acquisitions of $76.0 million (DataFleets $58.3 million, DPM escrow $14.8 million, Acuity $2.9 million), investments in certificates of deposit of $7.5 million, other strategic investments of $2.2 million, and capital expenditures of $2.2 million.

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

In fiscal 2021, net cash used in financing activities was $43.5 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $42.3 million (1.3 million shares), and $9.9 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $8.7 million from the sale of common stock from our equity compensation plans.

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

Discontinued operations

In fiscal 2020, net cash provided by discontinued operations was $18.4 million primarily related to receipt of the final AMS disposition true-up payment.

Off-Balance Sheet Items and Commitments

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the twelve months ended March 31, 2021, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program. Through March 31, 2021, the Company had repurchased a total of 28.2 million shares of its stock for $673.6 million under the stock repurchase program, leaving remaining capacity of $326.4 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at March 31, 2021.  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software as a service arrangements. The tables do not include the future payment of liabilities related to uncertain tax positions of $26.2 million as the Company is not able to predict the periods in which the payments will be made.

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Operating leases	$9,960	$3,304	$1,198	$69	$—	$14,531

Future minimum payments as of March 31, 2021 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Remainder of Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Purchase commitments	$59,732	$50,754	$45,726	$44,248	$33,150	$233,610

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Accounting Pronouncements Adopted During the Current Year" and “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements accompanying this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LiveRamp Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LiveRamp Holdings, Inc. and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of ASU No 2016-02, codified as ASC 842, Leases.

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

Evaluation of the sufficiency of audit evidence over revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded $443.0 million of total revenues for the year ended March 31, 2021, of which $356.4 million was subscription related, and $86.6 million was marketplace and other related.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the nature and extent of audit evidence obtained for new revenue contracts or amendments of existing contracts required subjective auditor judgment because of the non-standard nature of the Company’s revenue contracts.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over new or amended revenue contracts. We tested certain internal controls over the Company’s revenue recognition process, including controls over the Company’s assessment of the revenue recognition requirements for new or amended revenue contracts. We tested certain new or amended contracts by reading the underlying contracts and evaluating the Company’s assessment of the revenue recognition requirements. We obtained external confirmation directly from certain of the Company’s customers and compared the terms and conditions relevant to the Company’s revenue recognition to the Company’s contracts with those customers. We assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. In addition, we evaluated the overall sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed.

Evaluation of the acquisition-date fair value of developed technology

As discussed in Note 5 to the consolidated financial statements, on February 17, 2021, the Company acquired DataFleets in a business combination. As a result of the transaction, the Company acquired developed technology, customer relationships, and trade name intangible assets. The acquisition-date fair value of the intangible assets was $11.4 million, including $11.0 million for developed technology.

We identified the evaluation of the acquisition-date fair value of developed technology acquired in the DataFleets transaction as a critical audit matter. Subjective auditor judgment was required to evaluate the forecasted revenue growth rates and discount rate used in the valuation model to calculate the acquisition-date fair value of the intangible asset. The valuation model included the internally-developed assumptions noted above, for which there was limited observable market information, and the calculated fair value of the developed technology was sensitive to changes to these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We tested certain internal controls over the Company’s acquisition date fair value process, including the Company’s controls over the forecasted revenue growth rates and the discount rate. We evaluated the forecasted revenue growth rates used to determine the fair value of acquired developed technology by comparing them to the forecasted revenue growth rates used by the Company in recent business combinations. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities

•assessing the estimated fair value of the developed technology using the Company’s cash flow forecasts and our independently developed discount rate range

KPMG LLP

We have served as the Company's auditor since 2003.

Dallas, Texas
May 27, 2021

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	March 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$572,787	$717,811
Restricted cash	8,900	14,815
Trade accounts receivable, net	114,284	92,761
Refundable income taxes	65,692	38,340
Other current assets	64,052	32,666
Total current assets	825,715	896,393

Property and equipment, net of accumulated depreciation and amortization	11,957	19,321
Intangible assets, net	39,730	45,200
Goodwill	357,446	297,796
Deferred commissions, net	22,619	16,014
Other assets, net	30,854	27,165
	$1,288,321	$1,301,889
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$39,955	$42,204
Accrued payroll and related expenses	46,438	28,791
Other accrued expenses	58,353	68,991
Acquisition escrow payable	8,900	14,815
Deferred revenue	11,603	6,581
Total current liabilities	165,249	161,382

Other liabilities	42,389	52,995

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value (authorized 1 million shares; issued 0 shares at March 31, 2021 and 2020, respectively)	—	—
Common stock, $0.10 par value (authorized 200 million shares; issued 147.8 million and 143.9 million shares at March 31, 2021 and 2020, respectively)	14,781	14,394
Additional paid-in capital	1,630,072	1,496,565
Retained earnings	1,454,826	1,545,094
Accumulated other comprehensive income	7,522	5,745
Treasury stock, at cost (79.6 million and 78.1 million shares at March 31, 2021 and 2020, respectively)	(2,026,518)	(1,974,286)
Total stockholders' equity	1,080,683	1,087,512
	$1,288,321	$1,301,889

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the twelve months ended
	March 31,
	2021	2020	2019
Revenues	$443,026	$380,572	$285,620
Cost of revenue	144,004	152,704	120,718
Gross profit	299,022	227,868	164,902
Operating expenses:
Research and development	135,111	105,981	85,697
Sales and marketing	177,543	188,905	158,540
General and administrative	104,201	108,903	98,878
Gains, losses and other items, net	2,715	5,001	19,933
Total operating expenses	419,570	408,790	363,048
Loss from operations	(120,548)	(180,922)	(198,146)
Total other income (expense)	(252)	15,385	18,790
Loss from continuing operations before income taxes	(120,800)	(165,537)	(179,356)
Income tax benefit	(30,532)	(40,276)	(45,409)
Net loss from continuing operations	(90,268)	(125,261)	(133,947)
Earnings from discontinued operations, net of tax	—	750	1,162,494
Net earnings (loss)	$(90,268)	$(124,511)	$1,028,547

Basic earnings (loss) per share:
Continuing operations	$(1.36)	$(1.85)	$(1.79)
Discontinued operations	—	0.01	15.50
Basic earnings (loss) per share	$(1.36)	$(1.84)	$13.71

Diluted earnings (loss) per share:
Continuing operations	$(1.36)	$(1.85)	$(1.79)
Discontinued operations	—	0.01	15.50
Diluted earnings (loss) per share	$(1.36)	$(1.84)	$13.71

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the twelve months ended
	March 31,
	2021	2020	2019
Net earnings (loss)	$(90,268)	$(124,511)	$1,028,547
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,777	(2,056)	(2,966)
Comprehensive income (loss)	$(88,491)	$(126,567)	$1,025,581

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands)
					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Employee stock awards, benefit plans and other issuances	583,476	$58	$8,680	$—	$—	(182,730)	$(9,920)	$(1,182)
Non-cash stock-based compensation	21,736	$2	$84,394	$—	$—	—	$—	84,396
Restricted stock units vested	2,186,763	$219	$(219)	$—	$—	—	$—	—
Liability-classified restricted stock units vested	1,084,237	$108	$40,652	$—	$—	—	$—	40,760
Acquisition of treasury stock	—	$—	$—	$—	$—	(1,321,666)	$(42,312)	(42,312)
Comprehensive income (loss):
Foreign currency translation	—	$—	$—	$—	$1,777	—	$—	1,777
Net loss	—	$—	$—	$(90,268)	$—	—	$—	(90,268)
Balances at March 31, 2021	147,814,965	$14,781	$1,630,072	$1,454,826	$7,522	(79,585,710)	$(2,026,518)	$1,080,683

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the twelve months ended
	March 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(90,268)	$(124,511)	$1,028,547
Earnings from discontinued operations	—	(750)	(1,162,494)
Non-cash operating activities:
Depreciation and amortization	27,741	35,901	33,782
Loss on disposal or impairment of assets	388	1,725	3,460
Provision for doubtful accounts	2,915	7,133	3,069
Deferred income taxes	(1,418)	(6,878)	9,894
Non-cash stock compensation expense	111,707	89,447	102,722
Changes in operating assets and liabilities:
Accounts receivable, net	(24,828)	(20,518)	(44,411)
Deferred commissions	(6,605)	(5,273)	(4,298)
Other assets	(18,772)	(6,144)	(3,106)
Accounts payable and other liabilities	(116)	24,923	25,308
Income taxes, net	(26,215)	(25,453)	5,087
Deferred revenue	4,911	1,823	462
Net cash used in operating activities	(20,560)	(28,575)	(1,978)

Cash flows from investing activities:
Capitalized software	—	—	(1,322)
Capital expenditures	(2,182)	(11,711)	(7,320)
Proceeds from sales of assets	—	873	—
Cash paid in acquisitions, net of cash received	(76,012)	(105,365)	—
Purchases of investments	(7,500)	—	—
Purchases of strategic investments	(2,200)	—	(2,500)
Net cash used in investing activities	(87,894)	(116,203)	(11,142)

Cash flows from financing activities:
Payments of debt	—	—	(233,293)
Fees from debt refinancing	—	—	(300)
Proceeds related to the issuance of common stock under stock and employee benefit plans	8,737	4,736	20,419
Shares repurchased for tax withholdings upon vesting of stock-based awards	(9,920)	(24,522)	(50,520)
Acquisition of treasury stock from tender offer	—	—	(503,393)
Acquisition of treasury stock	(42,312)	(182,190)	(74,421)
Net cash used in financing activities	(43,495)	(201,976)	(841,508)
Net cash used in continuing operations	$(151,949)	$(346,754)	$(854,628)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
	For the twelve months ended
	March 31,
	2021	2020	2019
Cash flows from discontinued operations:
From operating activities	—	(207)	(458,525)
From investing activities	—	18,582	2,236,530
Effect of exchange rate changes on cash	—	—	(172)
Net cash provided by discontinued operations	—	18,375	1,777,833
Effect of exchange rate changes on cash	1,010	(468)	(1,750)

Net change in cash, cash equivalents and restricted cash	(150,939)	(328,847)	921,455
Cash, cash equivalents and restricted cash at beginning of period	732,626	1,061,473	140,018
Cash, cash equivalents and restricted cash at end of period	$581,687	$732,626	$1,061,473

Supplemental cash flow information:
Cash paid (received) for income taxes, net	$(2,911)	$(7,344)	439,542

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

On September 20, 2018, we implemented a holding company reorganization, as a result of which Acxiom Holdings, Inc. became the successor issuer to Acxiom Corporation. On October 1, 2018, we changed our name to LiveRamp Holdings, Inc. ("LiveRamp"). References to "we", "us", "our" or the "Company" for events that occurred prior to September 20, 2018 refer to Acxiom Corporation and its subsidiaries; for events that occurred from September 20, 2018 to October 1, 2018, to Acxiom Holdings, Inc. and its subsidiaries; and for events after October 1, 2018, to LiveRamp Holdings, Inc. and Subsidiaries.

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

Basis of Presentation and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and Updates (“ASC” and "ASU") and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC"). Our fiscal year ends on March 31. References to fiscal 2021, for example, are to the fiscal year ended March 31, 2021.

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

Risks and Uncertainties -

Due to the COVID-19 Coronavirus pandemic ("COVID-19" or "COVID-19 pandemic"), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2021. While there was not a material impact to our consolidated financial statements for the fiscal year ended March 31, 2021, estimates may change as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to our consolidated financial statements in future reporting periods.

Operating Segments -

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our Chief Operating Decision Maker ("CODM"). Our Chief Executive Officer is our CODM. Our CODM evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Since we operate as one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

Earnings (Loss) per Share -

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	Year ended March 31,
	2021	2020	2019
Basic earnings (loss) per share:
Net loss from continuing operations	$(90,268)	$(125,261)	$(133,947)
Earnings from discontinued operations, net of tax	—	750	1,162,494
Net earnings (loss)	$(90,268)	$(124,511)	$1,028,547

Basic weighted-average shares outstanding	66,304	67,760	75,020

Continuing operations	$(1.36)	$(1.85)	$(1.79)
Discontinued operations	—	0.01	15.50
Basic earnings (loss) per share	$(1.36)	$(1.84)	$13.71

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	66,304	67,760	75,020
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	—
Diluted weighted-average shares outstanding	66,304	67,760	75,020

Continuing operations	$(1.36)	$(1.85)	$(1.79)
Discontinued operations	—	0.01	15.50
Diluted earnings (loss) per share	$(1.36)	$(1.84)	$13.71

(1) The number of common stock options and restricted stock units as computed under the treasury stock method for continuing operations that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company were 2.7 million, 2.4 million, and 3.4 million for the years ended March 31, 2021, 2020, and 2019, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the effect was anti-dilutive are shown below (in thousands, except per share amounts):

	Year ended March 31,
	2021	2020	2019
Number of shares underlying restricted stock units	90	1,368	227

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

Identification of the contract

We consider the terms and conditions of the contract and our customary business practices when identifying our contracts under ASC 606. We determine we have a contract with a customer when the contract or contract modification is approved and the parties are committed to performing their respective obligations, we can identify each party's rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the contract has commercial substance, and we have determined that collection of at least some of the contract consideration is probable. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the single or combined contract includes one or multiple performance obligations. We apply judgment in determining the customer's ability to pay, which is based on a variety of factors, including the customer's historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

Identification of the performance obligations

As part of accounting for arrangements with multiple performance obligations, we must assess whether each performance obligation is distinct. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We have determined that our subscriptions to the platform are a distinct performance obligation and access to data for revenue-sharing and usage-based arrangements is a distinct performance obligation because, once a customer has access to the platform, the service is fully functional and does not require any additional development, modification, or customization.

Determination of the transaction price

The transaction price is the amount of consideration we expect to be entitled to in exchange for transferring services to a customer, excluding sales taxes that are collected on behalf of government agencies. Variable consideration is assessed and included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.

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

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the services are made available to customers. Marketplace and other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Data Marketplace and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and data buyers, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to data buyers that is remitted to data providers is not reflected as revenues.

Accounts Receivable

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in trade accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $8.0 million at March 31, 2021 and $5.0 million at March 31, 2020.

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

We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties, and have considered these risks in establishing our reserve balance as of March 31, 2021 and 2020, respectively.

A summary of the activity of the allowance for credit losses, returns and credits was (dollars in thousands):

For the twelve months ended:	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
March 31, 2019	$3,182	3,069	(92)	(3,152)	$3,007
March 31, 2020	$3,007	7,133	86	(2,651)	$7,575
March 31, 2021	$7,575	2,915	108	(2,981)	$7,617

Deferred Revenue

Deferred revenue consists of amounts billed in excess of revenue recognized. Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Deferred Commissions, net -

The Company capitalizes incremental costs to acquire contracts and amortizes them on a straight-line basis over the expected period of benefit, which we have determined to be four years. Net capitalized costs of $6.6 million and $5.3 million were recognized as a reduction of operating expense for the years ended March 31, 2021 and 2020, respectively. We did not recognize any impairment charges in fiscal 2021, 2020, or 2019.

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

Business Combinations –

We apply the provisions of ASC 805, Business Combinations, in accounting for acquisitions. ASC 805 requires us to determine if assets or a business was acquired. If a business was acquired, it requires us to recognize separately from goodwill the fair value of the assets acquired and the liabilities assumed at the acquisition date. Goodwill as of the acquisition date is measured as the excess of the fair value of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments resulting from new information about facts and circumstances that existed at the acquisition date and falls within the measurement period to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Goodwill -

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for using the acquisition method of accounting and is not amortized. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year in accordance with ASC 350, Intangibles-Goodwill and Other, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and changes may include: significant changes in performance related to expected operating results, significant changes in asset use, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy.

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have three reporting units. We completed our annual impairment test during the first quarter of fiscal 2021. We did not recognize any goodwill impairment charges in fiscal 2021, 2020 or 2019.

Intangible Assets -

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2021, 2020 or 2019.

During fiscal 2021, our intangible assets were amortized over their estimated useful lives ranging from two years to six years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

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

We did not recognize any impairment charges related to long-lived assets in fiscal 2021, 2020 or 2019.

Fair Value of Financial Instruments -

We apply the provisions of ASC 820, Fair Value Measurement, to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards. The additional disclosure regarding our fair value measurements is included in Note 18 - Fair Value of Financial Instruments.

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

At March 31, 2021 there were no customers that represented more than 10% of the trade accounts receivable balance. Our ten largest clients represented approximately 33% of our revenues in fiscal year 2021. One client, The Interpublic Group of Companies, accounted for 11%of our revenues in fiscal year 2021.

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

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the net loss. As such, the Company plans to carry back its fiscal 2021 NOL, resulting in an expected refund of approximately $28 million in fiscal 2022. The Company was also able to carry back its fiscal 2020 NOL, resulting in an expected refund of approximately $33 million also in fiscal 2022. Both refunds are included in refundable income taxes in the consolidated balance sheets.

Foreign Currency -

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary. The balance sheets of the Company’s foreign subsidiaries are translated at period-end rates of exchange, and the statements of operations are translated at the average exchange rate for the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income in the consolidated statements of equity and comprehensive income (loss). We reflect net foreign exchange transaction gains and losses, resulting from the conversion of the transaction currency to functional currency, as a component of foreign currency exchange gain (loss) in total other income (expense) in the consolidated statements of operations.

Advertising Expense -

Advertising costs are expensed as incurred. Advertising expense was approximately $7.0 million, $9.8 million, and $8.2 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. Advertising expense is included in operating expenses in the consolidated statements of operations.

Legal Contingencies -

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 13 - Commitments and Contingencies provides additional information regarding certain of our legal contingencies.

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

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the compensation committee of the board of directors (“compensation committee”) under which options and restricted stock units were outstanding as of March 31, 2021.

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

Restructuring –

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits. Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. Under the accounting standards related to post employment termination benefits the Company records employee termination benefits when the termination benefits are probable and can be estimated. The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge within gains, losses and other items, net in the consolidated statement of operations in the period any adjustment is recorded.

Accounting Pronouncements Adopted During the Current Year -

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
		April 1, 2020	The effect of prospectively adopting ASU 2018-15 on our consolidated financial statements and related disclosures was not material.
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework ("ASU 2018-13")	ASU 2018-13 eliminates, modifies and adds disclosure requirements for fair value measurements.	April 1, 2020	The effect of adopting ASU 2018-13 on our consolidated financial statements and related disclosures was not material.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) ("ASU 2016-13")	ASU 2016-13 introduces new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward looking "expected loss model" that requires entities to estimate expected credit losses on accounts receivable and other financial instruments by using all practical and relevant information.	April 1, 2020	The effect of adopting ASU 2016-13 on our consolidated financial statements and related disclosures was not material.

Recent accounting pronouncements not yet adopted -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
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

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands).

	Year ended March 31,
Primary Geographical Markets	2021	2020	2019
United States	$415,976	$354,437	$262,135
Europe	22,515	20,789	18,566
Asia-Pacific ("APAC")	4,535	5,346	4,919
	$443,026	$380,572	$285,620

Major Offerings/Services
Subscription	$356,597	$305,679	$236,718
Marketplace and Other	86,429	74,893	48,902
	$443,026	$380,572	$285,620

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $371.0 million as of March 31, 2021, of which $255.8 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2026.

3.    LEASES:

Right-of-use asset and lease liability balances consist of the following (dollars in millions):

	March 31, 2021	March 31, 2020
Right-of-use assets included in other assets, net	$11.7	$17.8
Short-term lease liabilities included in other accrued expenses	$9.6	$9.6
Long-term lease liabilities included in other liabilities	$4.2	$11.4

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2025. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $11.6 million and $10.1 million for the twelve months ended March 31, 2021 and 2020, respectively. Rent expense recorded prior to the adoption of Topic 842 lease guidance was $12.8 million for the fiscal year ended March 31, 2019.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of March 31, 2021 are as follows (dollars in thousands):

Amount
Fiscal 2022	$9,960
Fiscal 2023	3,304
Fiscal 2024	1,198
Fiscal 2025	69
Total undiscounted lease commitments	14,531
Less: Interest and short-term leases	766
Total discounted operating lease liabilities	$13,765

Future minimum payments as of March 31, 2021 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 4) are as follows (dollars in thousands): Fiscal 2022: $2,611; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

4.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Any impairment of the asset is recognized immediately in the period the plan is approved.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the fiscal years ended March 31, 2021, 2020, and 2019. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statement of operations. The reserve balances are included in other accrued expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Associate-related reserves	Lease accruals	Total
Balances at 3/31/2018	542	5,288	5,830
Restructuring charges and adjustments	6,163	1,582	7,745
Payments	(2,110)	(1,182)	(3,292)
Balances at 3/31/2019	$4,595	$5,688	$10,283
Restructuring charges and adjustments	2,291	1,139	3,430
Payments	(6,436)	(584)	(7,020)
Balances at March 31, 2020	$450	$6,243	$6,693
Restructuring charges and adjustments	1,663	62	1,725
Payments	(1,288)	(2,387)	(3,675)
Balances at March 31, 2021	$825	$3,918	$4,743

Associate-Related Restructuring Plans

During the twelve months ended March 31, 2021, the Company recorded a total of $1.7 million in associate-related restructuring charges and adjustments. The expense included severance and other associate-related charges in the United States and Europe. Of the associate-related charges of $1.7 million, $0.6 million remained accrued as of March 31, 2021 and is expected to be paid out during fiscal 2022.

In fiscal 2020, the Company recorded a total of $2.3 million in associate-related restructuring charges and adjustments. The expense included severance and other associate-related charges in APAC of $0.6 million and adjustments to fiscal 2019 associate-related restructuring plans for associates in the United States of $1.7 million, all of which were paid out in fiscal 2020. The fiscal 2020 associate-related accruals of $0.6 million had a remaining balance of $0.2 million at March 31, 2020. This amount was paid out in fiscal 2021.

In fiscal 2019, the Company recorded a total of $6.1 million in associate-related restructuring charges and adjustments. The expense included severance and other associate-related charges primarily for associates in the United States and APAC. The associate-related accruals of $6.1 million were paid out in fiscal 2020.

Of associate-related accruals for periods before fiscal 2019, $0.2 million remains accrued and is expected to be paid out during fiscal 2022.

Lease-Related Restructuring Plans

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. The Company recorded restructuring charge adjustments of $(0.9) million, $1.1 million, and $0.9 million related to this lease during fiscal years 2021, 2020, and 2019, respectively. Through March 31, 2021, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $3.9 million remained accrued at March 31, 2021.

In addition to the fiscal 2017 restructured lease discussed above, the Company recorded a $1.0 million settlement in fiscal 2021 for an office space lease cancellation that was paid during the quarter ended September 30, 2020, and recorded leasehold improvement write-offs of $0.8 million in fiscal 2019 related to the fiscal 2017 restructured lease.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	Year ended March 31,
	2021	2020	2019
Restructuring plan charges and adjustments	$1,725	$3,430	$7,745
Early contract terminations	—	908	12,188
Other	990	663	—
	$2,715	$5,001	$19,933

5.    ACQUISITIONS:

DataFleets

On February 17, 2021, the Company acquired DataFleets, a cloud data platform that enables data silos to be unified without moving data or compromising privacy. This acquisition expands LiveRamp's data protection capabilities to unlock greater data access and control for its customers. In addition, the deal opens up new use cases as well as new markets for distributed data collaboration through LiveRamp Safe Haven. The Company has included the financial results of DataFleets in the consolidated financial statements as of the fourth quarter of fiscal 2021. The acquisition date fair value of the consideration for DataFleets was approximately $67.2 million, which consisted of the following (dollars in thousands):

Cash, net of $2.1 million cash acquired	$58,264
Restricted cash held in escrow	8,900
Total fair value of consideration transferred	$67,164

On the acquisition date, the Company delivered $8.9 million of cash to an escrow agent according to the terms of the purchase agreement. The principal escrow is owned by the Company until funds are delivered to the DataFleets sellers one year from the acquisition date. All interest and earnings on the principal escrow amount remain the property of the Company.

The total fair value of replacement stock options issued was $2.9 million for future services and will be expensed over the future requisite service periods.

In connection with the DataFleets acquisition, the Company agreed to pay $18.1 million to certain key employees (see "Consideration Holdback' in Note 14). The consideration holdback is payable in three equal, annual increments, based on the anniversary dates of the acquisition, and is payable in shares of Company common stock. The number of shares to be issued annually will vary based on the market price of the shares on the date of issuance. The consideration holdback is not part of the purchase price, as vesting is dependent on continued employment of the key employees. It will be recorded as non-cash stock-based compensation expense over the three-year earning period.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

February 17, 2021
Assets acquired:
Cash	$2,099
Goodwill	56,436
Intangible assets	11,400
Other current and noncurrent assets	1,119
Total assets acquired	71,054
Deferred income taxes	(1,716)
Accounts payable and accrued expenses	(75)
Net assets acquired	69,263
Less:
Cash acquired	(2,099)
Net purchase price allocated	67,164
Less:
Restricted cash held in escrow	(8,900)
Net cash paid in acquisition	$58,264

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations to the development of future technology. The goodwill balance is not deductible for U.S. income tax purposes. The Company initially recognized the assets and liabilities acquired based on its preliminary estimates of their fair values as of the acquisition date. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is not longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of the estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of March 31, 2021, the Company has not completed its analysis of deferred income taxes. The fair value currently assigned to deferred income taxes was based on the information that was available as of the date of the acquisition. The Company expects to finalize the deferred income taxes as soon as practicable.

The amounts allocated to intangible assets in the table above included developed technology, and customer relationships/trade name. Intangible assets are being amortized on a straight-line basis over the estimated useful lives. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

		Useful life
	Fair value	(in years)
Developed technology	$11,000	4
Customer relationships/trade names	400	2
Total intangible assets	$11,400

The Company has omitted pro forma disclosures related to this acquisition date as the pro forma effect of this acquisition is not material.

Acuity Data

On July 16, 2020, the Company completed the acquisition of Acuity Data, a team of global retail and consumer packaged goods ("CPG") experts, for approximately $2.9 million in cash. The acquisition also included a three-year performance plan having a maximum potential attainment of $5.1 million that would be recorded as non-cash stock-based compensation expense if achieved. The acquisition strengthens the retail analytics capabilities of our Safe Haven platform by enabling better reporting, insights, and collaboration for retailers and CPG companies, bridging the gap between trade and media by bringing consumers' digital signals and retail transaction data together in a privacy-conscious manner.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

July 16, 2020
Assets acquired:
Cash	$184
Trade accounts receivable	156
Goodwill	2,011
Intangible assets	1,100
Other current and noncurrent assets	43
Total assets acquired	3,494
Deferred income taxes	(288)
Accounts payable and accrued expenses	(89)
Net assets acquired	3,117
Less:
Cash acquired	(184)
Net cash paid	$2,933

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the development of future technology and products, development of future customer relationships, and the Acuity assembled workforce. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material.

Data Plus Math

On July 2, 2019, the Company closed its acquisition of Data Plus Math Corporation ("DPM"), a media measurement company that works with brands, agencies, cable operators, streaming TV services and networks to tie cross-screen ad exposure with real-world outcomes. The Company has included the financial results of DPM in the consolidated financial statements from the acquisition date. The acquisition date fair value of the consideration for DPM was approximately $118.0 million, which consisted of the following (dollars in thousands):

Cash, net of $0.4 million cash acquired	$100,886
Restricted cash held in escrow	14,815
Fair value of replacement stock options considered a component of purchase price	2,300
Total fair value of consideration transferred	$118,001

On the acquisition date, the Company delivered $14.8 million of cash to an escrow agent according to the terms of the purchase agreement. The principal escrow amount was owned by the Company until funds were delivered to the DPM sellers in the second quarter of fiscal 2021. All interest and earnings on the principal escrow amount remained the property of the Company.

The total fair value of the replacement stock options issued was $7.4 million of which $2.3 million was allocated to the purchase consideration and $5.1 million was allocated to future services and will be expensed over the future requisite service periods (see Note 14).

In connection with the DPM acquisition, the Company agreed to pay $24.7 million to certain key employees (see "Consideration Holdback" in Note 14). The consideration holdback is payable in three equal, annual increments, based on the anniversary dates of the acquisition, and is payable in shares of Company common stock. The number of shares to be issued annually will vary depending on the market price of the shares on the date of issuance. The consideration holdback is not part of the purchase price, as vesting is dependent on continued employment of the key employees. It will be recorded as non-cash stock-based compensation expense over the three-year earning period.

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

Faktor

On April 2, 2019, the Company acquired all of the outstanding shares of Faktor B.V. ("Faktor"). Faktor is a global consent management platform that allows consumers to control how their data is collected, used, and transferred for usage to another party. Faktor's platform provides individuals with notice and choice on websites and mobile apps and allows them to opt-in or opt-out via a visible banner on the page. The Company paid approximately $4.5 million in cash for the acquired shares. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for the acquisition are included in the Company's consolidated results beginning April 2, 2019.

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

Summary results of operations for AMS for the fiscal years ended March 31, 2020 and 2019 are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations.

The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

	Year ended March 31,
	2020	2019
Revenues	$—	$332,185
Cost of revenue	—	213,512
Gross profit	—	118,673
Operating expenses:
Research and development	—	21,621
Sales and marketing	—	60,743
General and administrative	—	71,500
Gains, losses and other items, net	(957)	(1,673,636)
Total operating expenses	(957)	(1,519,772)
Income from discontinued operations	957	1,638,445
Interest expense	—	(5,702)
Other, net	—	97
Earnings from discontinued operations before income taxes	957	1,632,840
Income taxes	207	470,346
Earnings from discontinued operations, net of tax	$750	$1,162,494

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2021	March 31, 2020
Prepaid expenses and other	$30,791	$13,385
Receivable for cash settlement of withheld income tax withholdings on equity award	9,923	7,658
Certificates of deposit	7,500	—
Assets of non-qualified retirement plan	15,838	11,623
Other current assets	$64,052	$32,666

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2021	March 31, 2020
Long-term prepaid data revenue share	$8,127	$—
Right-of-use asset (see Note 3)	11,731	17,830
Deferred tax asset	663	852
Deposits	2,745	2,562
Strategic investments (see Note 18)	5,700	3,500
Other miscellaneous noncurrent assets	1,888	2,421
Other assets, net	$30,854	$27,165

8.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	March 31, 2021	March 31, 2020
Leasehold improvements	$26,024	$25,614
Data processing equipment	9,053	9,499
Office furniture and other equipment	9,207	9,673
	44,284	44,786
Less accumulated depreciation and amortization	32,327	25,465
	$11,957	$19,321

Depreciation expense on property and equipment was $8.9 million, $15.3 million, and $15.6 million for fiscal years ended March 31, 2021, 2020, and 2019, respectively. Depreciation expense in fiscal 2020 and 2019 included $3.6 million and $3.8 million, respectively, of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

9.    GOODWILL:

Changes in goodwill for the years ended March 31, 2021 and 2020 was as follows (dollars in thousands):

Total
Balance at March 31, 2019	$204,656
Acquisition of Faktor	3,110
Acquisition of DPM	90,619
Change in foreign currency translation adjustment	(589)
Balance at March 31, 2020	$297,796
Acquisition of Acuity Data	2,011
Acquisition of DataFleets	56,436
Change in foreign currency translation adjustment	1,203
Balance at March 31, 2021	$357,446

Goodwill by geography as of March 31, 2021 was:

Total
U.S.	$353,914
APAC	3,532
Balance at March 31, 2021	$357,446

10.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	March 31, 2021	March 31, 2020
Developed technology, gross	$78,547	$66,451
Accumulated amortization	(60,424)	(54,713)
Net developed technology	$18,123	$11,738

Customer relationship/Trade name, gross	$43,506	$42,993
Accumulated amortization	(37,510)	(33,109)
Net customer/trade name	$5,996	$9,884

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(24,189)	(16,222)
Net publisher relationship	$15,611	$23,578

Total intangible assets, gross	$161,853	$149,244
Total accumulated amortization	(122,123)	(104,044)
Total intangible assets, net	$39,730	$45,200

Total amortization expense related to intangible assets was $18.0 million, $19.0 million, and $15.9 million fiscal years ended March 31, 2021, 2020, and 2019, respectively.

The following table presents the estimated future amortization expenses related to purchased intangible assets (dollars in thousands):

Fiscal Year:
2022	17,401
2023	14,956
2024	4,945
2025	2,428
$39,730

11.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31, 2021	March 31, 2020
Liabilities of non-qualified retirement plan	$15,838	$11,623
Accrued Data Marketplace expenses	15,818	12,023
Short-term lease liabilities (see Note 3)	9,608	9,641
PDP performance plan liability (see Note 14)	—	16,318
DPM consideration holdback (see Note 14)	6,092	6,185
Acuity performance earnout liability (see Note 14)	2,208	—
DataFleets consideration holdback (see Note 14)	755	—
Other miscellaneous accrued expenses	8,034	13,201
Other accrued expenses	$58,353	$68,991

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	March 31, 2021	March 31, 2020
Uncertain tax positions	26,156	25,007
Long-term leases liabilities (see Note 3)	4,158	11,449
Restructuring accruals	4,510	6,839
Other	7,565	9,700
Other liabilities	$42,389	$52,995

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

Commitments

The following table presents the Company’s purchase commitments at March 31, 2021.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software as a service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $26.2 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Purchase commitments	$59,732	$50,754	$45,726	$44,248	$33,150	$—	$233,610

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

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020.  On that date, the board of directors extended the term of the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022.  During the fiscal year ended March 31, 2021, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program. During the fiscal year ended March 31, 2020, the Company repurchased 4.4 million shares of its common stock for $182.2 million under the stock repurchase program.  During the fiscal year ended March 31, 2019, the Company repurchased 2.4 million shares of its common stock for $74.4 million under the stock repurchase program.  Through March 31, 2021, the Company has repurchased 28.2 million shares of its stock for $673.6 million, leaving remaining capacity of $326.4 million under the stock repurchase program.

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

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 39.1 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2021, there were a total of 5.2 million shares available for future grants under the plans.

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

Stock-based Compensation Expense

The Company's stock-based compensation activity for the twelve months ended March 31, 2021, 2020, and 2019, by award type, was (dollars in thousands):

	For the twelve months ended
	March 31,
	2021	2020	2019
Stock options	$2,308	$3,675	$3,291
Restricted stock units	78,164	55,543	67,015
Arbor acquisition consideration holdback	—	2,553	15,316
DPM acquisition consideration holdback	8,030	6,185	—
PDP assumed performance plan	18,388	20,332	15,758
Acuity performance plan	2,208	—	—
DataFleets acquisition consideration holdback	755	—	—
Other stock-based compensation	1,854	1,159	1,342
Total non-cash stock-based compensation included in the consolidated statements of operations	111,707	89,447	102,722
Less expense related to liability-based equity awards	(27,311)	(24,228)	(14,239)
Total non-cash stock-based compensation included in the consolidated statements of equity	$84,396	$65,219	$151,344

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the twelve months ended
	March 31,
	2021	2020	2019
Cost of revenue	$5,300	$3,769	$4,708
Research and development	38,960	23,260	28,225
Sales and marketing	40,401	38,026	43,971
General and administrative	27,046	24,392	25,818
Total non-cash stock-based compensation included in the consolidated statements of operations	$111,707	$89,447	$102,722

In March 2021 and March 2019, the Company accelerated the vesting of certain time-vesting restricted stock units that would have otherwise vested over the following six months, respectively, to take advantage of significant cash tax savings opportunities.

•In March 2021, this resulted in the vesting of time-vesting and performance-based restricted stock units covering approximately 0.7 million shares of common stock. The Company recognized $21.4 million of compensation costs related to the accelerated vesting of these units, which is included in loss from operations in the consolidated statement of operations. Of the $21.4 million compensation costs, $8.4 million represented incremental compensation cost due to the modification and $13.0 million represented accelerated original grant date fair value compensation cost.

•In March 2019, this resulted in the vesting of time-vesting restricted stock units covering approximately 0.5 million shares of common stock. The Company recognized $19.8 million of compensation costs related to the accelerated vesting and release of these units, which is included in loss from operations in the consolidated statement of operations. Of the $19.8 million compensation costs, $14.3 million represented incremental compensation cost due to the modification and $5.5 million represented accelerated original grant date fair value compensation cost.

The following table provides the expected future expense for all of the Company's outstanding equity awards at March 31, 2021, by award type (dollars in thousands).

	For the years ending March 31,
	2022	2023	2024	2025	Total
Stock options	$1,955	$1,212	$720	$158	$4,045
Restricted stock units	44,902	46,799	27,540	8,218	127,459
DPM acquisition consideration holdback	8,123	2,031	—	—	10,154
PDP assumed performance plan	9,194	—	—	—	9,194
Acuity performance plan	1,912	814	165	—	2,891
DataFleets acquisition consideration holdback	6,043	6,043	5,287	—	17,373
Other stock-based compensation	354	—	—	—	354
	$72,483	$56,899	$33,712	$8,376	$171,470

Stock Options Activity of Continuing Operations

In February 2021, in connection with the acquisition of DataFleets, the Company replaced all unvested outstanding stock options held by DataFleets associates immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options. In total, the Company issued 42,154 replacement options at a weighted-average exercise price of $0.70 per share. The acquisition-date fair value of the replacement stock options was $2.9 million and was determined using a binomial lattice model. All of the replacement options require post-combination service. As a result, the $2.9 million acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the remaining service period of the replacement options.

In fiscal 2020, in connection with the acquisition of DPM, the Company replaced all outstanding stock options held by DPM associates immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options. In total, the Company issued 162,481 replacement options at a weighted-average exercise price of $1.64 per share. The acquisition-date fair value of the replacement stock options was $7.4 million and was determined using a binomial lattice model. $2.3 million of the acquisition-date fair value of the replacement options was calculated and identified as consideration transferred in the DPM acquisition. The remaining $5.1 million acquisition-date fair value is considered future compensation costs and will be recognized as stock-based compensation cost over the remaining service period.

Stock option activity for the twelve months ended March 31, 2021 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2020	1,350,658	$14.43
DataFleets replacement stock options issued	42,154	$0.70
Exercised	(538,798)	$12.16		$23,227
Forfeited or canceled	(9,969)	$4.14
Outstanding at March 31, 2021	844,045	$15.31	3.4	$30,863
Exercisable at March 31, 2021	776,744	$16.53	3.0	$27,454

The aggregate intrinsic value for options exercised in fiscal 2021, 2020, and 2019 was $23.2 million, $6.7 million, and $35.3 million, respectively.  The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on March 31, 2021.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of March 31, 2021 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.61	—	$9.99	152,105	5.7 years	$1.30	84,804	$1.36
$10.00	—	$19.99	346,807	2.7 years	$15.50	346,807	$15.50
$20.00	—	$24.99	345,133	3.1 years	$21.31	345,133	$21.31
			844,045	3.4 years	$15.31	776,744	$16.53

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

The Company recognized both incremental and accelerated compensation costs due to the modification in the consolidated statement of operations related to the PSU conversions. The impact on compensation costs was (dollars in thousands):

	Continuing Operations	Discontinued Operations	Total Continuing and Discontinued Operations
Incremental compensation costs	$7,179	$1,599	$8,778
Accelerated compensation costs of original grant date fair value related to immediate vesting of converted PSUs of AMS associates	$—	$1,607	$1,607

AMS RSU Accelerations
In conjunction with the disposition of AMS, the Company accelerated the vesting of substantially all outstanding RSUs of AMS associates to the date of disposition, including converted PSU shares, resulting in the release of RSUs covering 1,187,344 shares of common stock. The Company recognized $54.0 million of compensation costs related to the accelerated vesting and release of these units, which is included in net earnings from discontinued operations, net of tax in the consolidated statement of operations. Of the $54.0 million of compensation costs, $27.0 million represented incremental compensation cost and $27.0 million represented accelerated original grant date fair value compensation cost.

Restricted Stock Unit Activity of Continuing Operations

Time-vesting restricted stock units ("RSUs") -

During the twelve months ended March 31, 2021, the Company granted time-vesting RSUs covering 2,228,445 shares of common stock and having a fair value at the date of grant of $99.8 million. The RSUs granted in the current year primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in the current fiscal year were units related to the DataFleets acquisition. Following the closing of the DataFleets acquisition, the Company granted new awards of RSUs covering 193,595 shares of common stock, and having a grant date fair value of $13.5 million, to select employees and contractors to induce them to accept employment with the Company.

During fiscal 2020, the Company granted time-vesting RSUs covering 1,697,506 shares of common stock and having a fair value at the date of grant of $85.6 million. The RSUs granted in fiscal 2020 primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in fiscal 2020 were units related to the DPM acquisition. Following the closing of the DPM acquisition, the Company granted new awards of RSUs covering 155,346 shares of common stock, and having a grant date fair value of $7.3 million to select employees to induce them to accept employment with the Company.

During fiscal 2019, the Company granted time-vesting RSUs covering 1,939,746 shares of common stock with a fair value at the date of grant of $69.5 million. Of the RSUs granted in fiscal 2019, 1,856,444 vest over four years and 83,302 vest over one year.

RSU activity for the twelve months ended March 31, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2020	3,351,638	$40.68	2.51
Granted	2,228,445	$44.77
Vested	(1,587,963)	$37.23
Units vested under the Company's March 2021 acceleration plan	(700,936)	$40.37
Forfeited or canceled	(598,941)	$41.67
Outstanding at March 31, 2021	2,692,243	$45.96	2.76

The total fair value of RSUs vested during the twelve months ended March 31, 2021, 2020, and 2019 was $126.9 million, $59.8 million, and $93.1 million, respectively and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2021 plans:
During the twelve months ended March 31, 2021, the Company granted PSUs covering 246,524 shares of common stock having a fair value at the date of grant of $10.7 million. The grants were made under two separate performance plans.

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

Fiscal 2020 plans:
During fiscal 2020, the Company granted PSUs covering 202,818 shares of common stock having a fair value at the date of grant of $12.3 million. The grants were made under two separate performance plans.

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

•82,494 units may vest in a number of shares from 0% to 200% of the award, based on attainment of the Company's three-year revenue compound annual growth rate target for the period from April 1, 2019 to March 31, 2022.

•59,480 units vest based on attainment of the year-over-year revenue growth targets for the annual period from April 1, 2019 to March 31, 2020. The 59,480 units reached maturity of the relevant performance period at March 31, 2020.  During the first quarter of fiscal 2021, the compensation committee approved the final performance attainment of 164% resulting in an additional award of 38,063 units (for a total earned amount of 97,543 units). Of the earned amount, one-third vested immediately, while the remaining two-thirds will vest in equal increments in first quarters of fiscal years 2022 and 2023.

Fiscal 2019 plans:
During fiscal 2019, the Company granted PSUs covering 534,438 shares of common stock having a fair value at the date of grant of $22.0 million. The grants were made under two separate performance plans.

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

Under the second performance plan, units covering 347,899 shares of common stock were granted having a fair value at the date of grant of $16.2 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee for the period October 1, 2018 to September 30, 2022. The units may vest in a number of shares from 0% to 200% of the award, based on the attainment of revenue growth and margin targets. Of the earned units, one-half vests immediately, while the remaining one-half vests one year later. Vesting is evaluated and performance measured on a quarterly basis, which began with the period ended June 30, 2020.

Through the quarter ended March 31, 2021, the compensation committee has approved quarterly performance measurements totaling 57% attainment. Net of forfeitures, this resulted in a total of 177,181 units being earned under the plan. As of March 31, 2021, there remains a maximum potential of 432,652 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through September 30, 2022.

PSU activity for the twelve months ended March 31, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2020	545,446	$51.01	2.24
Granted	246,524	$43.40
Additional earned performance shares	38,063	$55.48
Vested	(122,573)	$48.86
Units vested under the Company's March 2021 acceleration plan	(39,344)	$49.14
Forfeited or canceled	(36,247)	$35.42
Outstanding at March 31, 2021	631,869	$49.74	1.54

The total fair value of PSUs vested in the twelve months ended March 31, 2021 and 2020 was $8.4 million and $2.2 million, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Stock-based Compensation Expense Related to Discontinued Operations

Total stock-based compensation expense related to discontinued operations for fiscal 2019 was $62.9 million and is included in non-cash stock-based compensation in the consolidated statements of equity.

Acquisition-related Performance Plan

As part of the Company's fiscal 2021 acquisition of Acuity Data, the Company will be obligated to pay up to an additional $5.1 million, settled in a variable number of shares of Company stock, and subject to certain performance conditions and continued employment of each participant. Performance will be measured and vesting evaluated in three annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Through March 31, 2021, the Company had recognized a total of $2.2 million related to the plan. At March 31, 2021, the recognized, but unpaid, balance in other accrued expense in the consolidated balance sheet was $2.2 million. The first annual settlement is expected to occur in the second quarter of fiscal 2022.

Consideration Holdback

As part of the Company's fiscal 2021 acquisition of DataFleets, $18.1 million of the acquisition consideration otherwise payable with respect to shares of DataFleets common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DataFleets key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through March 31, 2021, the Company had recognized a total of $0.8 million related to the DataFleets consideration holdback. At March 31, 2021, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the consolidated balance sheet was $0.8 million. The first annual settlement is expected to occur in the fourth quarter of fiscal 2022.

As part of the Company's fiscal 2020 acquisition of Data Plus Math ("DPM"), $24.4 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through March 31, 2021, the Company had recognized a total of $14.2 million related to the DPM consideration holdback. At March 31, 2021, the recognized, but unpaid, balance related to the DPM consideration holdback in other accrued expenses in the consolidated balance sheet was $6.1 million. The next annual settlement is expected to occur at the end of the first quarter of fiscal 2022.

Pacific Data Partners ("PDP") Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan").

Through March 31, 2021, the Company has recognized a total of $56.4 million related to the PDP RSU plan. At March 31, 2021, the recognized, but unpaid, balance related to the liability-classified PDP RSU plan in other accrued expenses in the consolidated balance sheet was $0.0 million. The final annual settlement is expected to occur in the fourth quarter of fiscal 2022.

Qualified Employee Stock Purchase Plan

In addition to the stock-based compensation plans, the Company maintains a qualified employee stock purchase plan (“ESPP”) that permits substantially all employees to purchase shares of common stock at a discount from the market price. At March 31, 2021, there were approximately 0.4 million shares available for issuance under the ESPP, including 0.1 million shares subject to purchase in the current purchase period.

During the combined fiscal years of 2021, 2020, and 2019, 200,683 shares were purchased under the plan. The total expense to the Company, representing the discount to the market price, for fiscal 2021, 2020, and 2019 was approximately $1.0 million, $0.5 million, and $0.4 million, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $7.5 million and $5.7 million at March 31, 2021 and March 31, 2020, respectively, reflect accumulated foreign currency translation adjustments.

15.    INCOME TAX:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	Year ended March 31,
	2021	2020	2019
Continuing operations	$(30,532)	$(40,276)	$(45,409)
Discontinued operations	—	207	470,346
	$(30,532)	$(40,069)	$424,937

Income tax expense (benefit) attributable to loss from continuing operations consists of (dollars in thousands):

	Year ended March 31,
	2021	2020	2019
Current:
U.S. Federal	$(28,060)	$(33,715)	$(39,534)
Non-U.S.	17	146	323
State	(1,071)	171	(16,092)
	(29,114)	(33,398)	(55,303)
Deferred:
U.S. Federal	(1,205)	(5,103)	1,245
Non-U.S.	(44)	(1,006)	149
State	(169)	(769)	8,500
	(1,418)	(6,878)	9,894
Total	$(30,532)	$(40,276)	$(45,409)

Loss before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	Year ended March 31,
	2021	2020	2019
U.S.	$(122,257)	$(160,457)	$(174,867)
Non-U.S.	1,457	(5,080)	(4,489)
Total	$(120,800)	$(165,537)	$(179,356)

Loss before income taxes, as shown above, is based on the location of the entity to which such losses are attributable.  However, since such losses may be subject to taxation in more than one country, the income tax provision shown above as U.S. or non-U.S. may not correspond to the loss shown above.

Below is a reconciliation of expected income tax benefit computed by applying the U.S. federal statutory rate of 21.0% for fiscal years 2021, 2020 and 2019 to loss before income taxes to actual income tax benefit from continuing operations (dollars in thousands):

	Year ended March 31,
	2021	2020	2019
Computed expected income tax benefit	$(25,368)	$(34,763)	$(37,665)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(979)	(473)	(5,998)
Research and other tax credits	(4,635)	(1,517)	(3,141)
Nondeductible expenses	1,104	838	426
Stock-based compensation	(2,024)	5,025	(5,350)
Non-U.S. subsidiaries taxed at other rates	194	230	1,343
Adjustment to valuation allowances	2,230	(2,245)	5,204
Net operating loss carryback taxed at other rates	—	(7,360)	—
Other, net	(1,054)	(11)	(228)
	$(30,532)	$(40,276)	$(45,409)

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. As such, the Company plans to carry back its fiscal 2021 NOL, resulting in an expected refund of approximately $28 million. The Company was also able to carry back its fiscal 2020 NOL, resulting in an expected refund of approximately $33 million, also in fiscal 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2021 and 2020 are presented below (dollars in thousands).

	2021	2020
Deferred tax assets:
Accrued expenses	$3,501	$3,978
Deferred revenue	11	16
Lease liabilities	3,324	4,939
Net operating loss carryforwards	35,945	33,516
Stock-based compensation	2,991	8,076
Nonqualified deferred compensation	2,802	2,815
Tax credit carryforwards	7,818	1,240
Other	2,856	2,778
Total deferred tax assets	59,248	57,358
Less valuation allowance	(35,332)	(32,971)
Net deferred tax assets	23,916	24,387
Deferred tax liabilities:
Prepaid expenses	(6,734)	(2,239)
Property and equipment	(248)	(1,742)
Right-of-use assets	(3,016)	(4,147)
Intangible assets	(8,409)	(9,605)
Deferred commissions	(5,391)	(3,817)
Accrued expenses	—	(2,189)
Total deferred tax liabilities	(23,798)	(23,739)
Net deferred tax assets	$118	$648

At March 31, 2021, the Company has net operating loss carryforwards of approximately $34.3 million and $126.2 million for U.S. federal and state income tax purposes, respectively.  Of the net operating loss carryforwards, $24.0 million and $18.9 million will not expire for federal and state purposes, respectively. The remaining carryforwards will expire in various amounts and will completely expire if not used by 2041. The Company has foreign net operating loss carryforwards of approximately $101.0 million. Of this amount, $90.2 million do not have expiration dates.  The remainder expires in various amounts and will completely expire if not used by 2031. The Company has federal and state credit carryforwards of $5.4 million and $5.8 million, respectively. Of the state credit carryforwards, $5.2 million will not expire. The remaining credit carryforwards will expire in various amounts and will completely expire if not used by 2041.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and the use of net operating loss and credit carryforwards.

Based upon the weight of available evidence, including the Company’s history of losses from continuing operations, management believes that it is not more likely than not the Company will realize the benefits of the deductible temporary differences and net operating loss and credit carryforwards. Accordingly, the Company has established valuation allowances against its deferred tax assets.

Based upon the Company's history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions. In addition, management believes it is not more than likely than not the Company will realize the benefits of certain foreign net operating loss carryforwards and has established valuation allowances in the amount of $26.0 million against deferred tax assets in such jurisdictions. No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2021, 2020 and 2019 (dollars in thousands):

	Year ended March 31,
	2021	2020	2019
Balance at beginning of period	$23,400	$19,600	$15,415
Increases related to prior year tax positions	—	2,458	325
Decreases related to prior year tax positions	(139)	(1,048)	(292)
Increases related to current year tax positions	1,765	2,433	5,483
Lapse of statute of limitations	—	(43)	(1,331)
Balance at end of period	$25,026	$23,400	$19,600

Gross unrecognized tax benefits as of March 31, 2021 was $25.0 million, of which $22.6 million would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $3.5 million as of March 31, 2021. Accrued interest and penalties increased by $1.0 million during fiscal 2021. The Company does not anticipate a reduction of unrecognized tax benefits within the next 12 months.

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

16.    RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan that covers substantially all U.S. employees.  The Company also offers a supplemental non-qualified deferred compensation plan (“SNQDC Plan”) for certain highly-compensated employees.  Through December 31, 2018, the Company matched 50% of the first 6% of each participating employee’s annual aggregate contributions. Effective January 1, 2019 the Company matches 100% of the first 6% of each participating employee's annual aggregate contributions.  The Company may also contribute additional amounts to the plans at the discretion of the board of directors.

Company contributions for the above plans amounted to approximately $9.4 million, $7.9 million, and $2.9 million in fiscal years 2021, 2020, and 2019, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $15.8 million and $11.6 million at March 31, 2021 and 2020, respectively.

17.    FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	Year ended March 31,
Revenue	2021	2020	2019
United States	$415,976	$354,437	$262,135
Foreign
Europe	22,515	20,789	18,566
APAC	4,535	5,346	4,919
All Foreign	27,050	26,135	23,485
	$443,026	$380,572	$285,620

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31,
	2021	2020
United States	$456,662	$399,456
Foreign
Europe	1,084	2,724
APAC	4,860	3,638
All Foreign	5,944	6,362
	$462,606	$405,818

Certain fiscal 2020 amounts have been reclassified to conform with the current period presentation. The long-lived assets associated with a fiscal 2020 acquisition, which were previously included in Europe long-lived assets, are now reported as United States long-lived assets. This reclassification did not have an impact to our consolidated financial statements.

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The following tables detail the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at March 31, 2021 and March 31, 2020 (dollars in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,838	$—	$—	$15,838
Total	$15,838	$—	$—	$15,838

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$11,623	$—	$—	$11,623
Total	$11,623	$—	$—	$11,623

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $5.7 million of strategic investments without readily determinable fair values at March 31, 2021 and $3.5 million of strategic investments without readily determinable fair values at March 31, 2020. These investments are included in other assets on the consolidated balance sheets. There were no impairment charges for the twelve months ended March 31, 2021, 2020, and 2019, respectively.

19.     SUBSEQUENT EVENT

On April 21, 2021, the Company completed the acquisition Diablo.AI, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $8.6 million in cash (including holdback of $1.2 million). The acquisition also includes $2.1 million of assumed restricted stock awards that will be recorded as non-cash stock compensation over a three-year period. Diablo's technology will be embedded into our unified platform and play an integral role in our global identity relaunch. The initial accounting for this acquisition is incomplete due to the timing of the acquisition, including the disclosure of the major classes of assets acquired and liabilities assumed.