Form 10-Q
period 2021-06-30
LiveRamp Holdings, Inc.
filed 2021-08-05
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 2, 2021 was 67,922,184.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
June 30, 2021

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Report Act of 1933. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•our expectations regarding the effect of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and other tax-related legislation on our tax position;
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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission ("SEC") on May 27, 2021 and those described from time to time in our future reports filed with the SEC;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	March 31
	2021	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$541,024	$572,787
Restricted cash	8,731	8,900
Trade accounts receivable, net	120,434	114,284
Refundable income taxes	64,221	65,692
Other current assets	37,049	64,052
Total current assets	771,459	825,715

Property and equipment, net of accumulated depreciation and amortization	10,623	11,957
Intangible assets, net	38,607	39,730
Goodwill	364,241	357,446
Deferred commissions, net	26,002	22,619
Other assets, net	38,973	30,854
	$1,249,905	$1,288,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$32,231	$39,955
Accrued payroll and related expenses	20,513	46,438
Other accrued expenses	57,511	58,353
Acquisition escrow payable	8,731	8,900
Deferred revenue	11,197	11,603
Total current liabilities	130,183	165,249

Other liabilities	39,126	42,389
Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock	—	—
Common stock	14,866	14,781
Additional paid-in capital	1,653,525	1,630,072
Retained earnings	1,472,191	1,454,826
Accumulated other comprehensive income	6,970	7,522
Treasury stock, at cost	(2,066,956)	(2,026,518)
Total stockholders' equity	1,080,596	1,080,683
	$1,249,905	$1,288,321

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2021	2020
Revenues	$119,038	$99,437
Cost of revenue	34,315	34,465
Gross profit	84,723	64,972
Operating expenses:
Research and development	34,776	26,989
Sales and marketing	41,979	38,627
General and administrative	24,291	23,368
Gains, losses and other items, net	1,278	1,995
Total operating expenses	102,324	90,979
Loss from operations	(17,601)	(26,007)
Total other income, net	30,601	463
Income (loss) from operations before income taxes	13,000	(25,544)
Income tax benefit	(4,365)	(3,816)
Net earnings (loss)	$17,365	$(21,728)

Basic earnings (loss) per share	$0.25	$(0.33)

Diluted earnings (loss) per share	$0.25	$(0.33)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2021	2020
Net earnings (loss)	$17,365	$(21,728)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(552)	597
Comprehensive income (loss)	$16,813	$(21,131)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JUNE 30, 2021
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2021	147,814,965	$14,781	$1,630,072	$1,454,826	$7,522	(79,585,710)	$(2,026,518)	$1,080,683
Employee stock awards, benefit plans and other issuances	119,555	12	3,269	—	—	(223,854)	(11,361)	(8,080)
Non-cash stock-based compensation	8,376	1	12,134	—	—	—	—	12,135
Restricted stock units vested	495,439	50	(50)	—	—	—	—	—
Acquisition-related restricted stock award	40,600	4	(4)	—	—	—	—	—
Liability-classified restricted stock units vested	180,768	18	8,104	—	—	—	—	8,122
Acquisition of treasury stock	—	—	—	—	—	(629,955)	(29,077)	(29,077)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(552)	—	—	(552)
Net earnings	—	—	—	17,365	—	—	—	17,365
Balances at June 30, 2021	148,659,703	$14,866	$1,653,525	$1,472,191	$6,970	(80,439,519)	$(2,066,956)	$1,080,596

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
THREE MONTHS ENDED JUNE 30, 2020
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2020	143,938,753	$14,394	$1,496,565	$1,545,094	$5,745	(78,081,314)	$(1,974,286)	$1,087,512
Employee stock awards, benefit plans and other issuances	67,790	7	1,130	—	—	(40,357)	(1,827)	(690)
Non-cash stock-based compensation	7,945	1	10,468	—	—	—	—	10,469
Restricted stock units vested	453,632	45	(45)	—	—	—	—	—
Liability-classified restricted stock units vested	780,400	78	24,363	—	—	—	—	24,441
Acquisition of treasury stock	—	—	—	—	—	(1,321,666)	(42,312)	(42,312)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	597	—	—	597
Net loss	—	—	—	(21,728)	—	—	—	(21,728)
Balances at June 30, 2020	145,248,520	$14,525	$1,532,481	$1,523,366	$6,342	(79,443,337)	$(2,018,425)	$1,058,289

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$17,365	$(21,728)
Non-cash operating activities:
Depreciation and amortization	6,585	8,054
Loss on disposal or impairment of assets	113	2
Gain on distribution from retained profits interest	(30,052)	—
Provision for doubtful accounts	955	1,330
Deferred income taxes	(912)	(672)
Non-cash stock compensation expense	18,496	16,485
Changes in operating assets and liabilities:
Accounts receivable, net	(7,049)	(5,860)
Deferred commissions	(3,383)	(1,681)
Other assets	19,336	4,904
Accounts payable and other liabilities	(37,276)	(22,684)
Income taxes, net	(1,000)	(1,105)
Deferred revenue	(419)	(657)
Net cash used in operating activities	(17,241)	(23,612)

Cash flows from investing activities:
Capital expenditures	(427)	(832)
Cash paid in acquisitions, net of cash received	(8,368)	—
Distribution from retained profits interest	31,000	—
Purchases of strategic investments	—	(667)
Net cash provided by (used in) investing activities	22,205	(1,499)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	3,281	1,137
Shares repurchased for tax withholdings upon vesting of stock-based awards	(11,361)	(1,827)
Acquisition of treasury stock	(29,077)	(42,312)
Net cash used in financing activities	(37,157)	(43,002)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)
	For the three months ended
	June 30,
	2021	2020
Effect of exchange rate changes on cash	261	197

Net change in cash, cash equivalents and restricted cash	(31,932)	(67,916)
Cash, cash equivalents and restricted cash at beginning of period	581,687	732,626
Cash, cash equivalents and restricted cash at end of period	$549,755	$664,710

Supplemental cash flow information:
Cash (received) for income taxes, net	$(2,451)	$(2,041)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 19 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“2021 Annual Report”), as filed with the SEC on May 27, 2021.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2021 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2022.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates.  Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2021 Annual Report.

Due to the COVID-19 Coronavirus pandemic ("COVID-19" or "COVID-19 pandemic"), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of June 30, 2021. While there was not a material impact to our condensed consolidated financial statements as of and for the three months ended June 30, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to our condensed consolidated financial statements in future reporting periods.

Accounting pronouncements adopted during the current year

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standards Update ("ASU") ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12")	ASU 2019-12 simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application.	April 1, 2021	The effect of prospectively adopting ASU 2019-12 on our condensed consolidated financial statements and related disclosures was not material.

Recent accounting pronouncements not yet adopted

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2021	2020
Basic earnings (loss) per share:
Net earnings (loss)	$17,365	$(21,728)

Basic weighted-average shares outstanding	68,328	65,570

Basic earnings (loss) per share	$0.25	$(0.33)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	68,328	65,570
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	1,277	—
Diluted weighted-average shares outstanding	69,605	65,570

Diluted earnings (loss) per share	$0.25	$(0.33)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 1.8 million in the three months ended June 30, 2020.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended
	June 30,
	2021	2020
Number of shares underlying restricted stock units	803	2,022

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the three months ended June 30, 2021, the Company repurchased 0.6 million shares of its common stock for $29.1 million under the stock repurchase program.  Through June 30, 2021, the Company had repurchased a total of 28.9 million shares of its stock for $702.6 million under the stock repurchase program, leaving remaining capacity of $297.4 million.

Accumulated other comprehensive income balances of $7.0 million and $7.5 million at June 30, 2021 and March 31, 2021, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the three months ended June 30
Primary Geographical Markets	2021	2020
United States	$111,670	$93,382
Europe	5,964	4,870
Asia-Pacific ("APAC")	1,404	1,185
	$119,038	$99,437

Major Offerings/Services
Subscription	$96,510	$82,915
Marketplace and Other	22,528	16,522
	$119,038	$99,437

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $374.9 million as of June 30, 2021, of which $256.3 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2026.

4.    LEASES:

Right-of-use asset and lease liability balances consist of the following (dollars in thousands):

	June 30, 2021	March 31, 2021
Right-of-use assets included in other assets, net	$9,739	$11,731
Short-term lease liabilities included in other accrued expenses	$8,374	$9,608
Long-term lease liabilities included in other liabilities	$3,047	$4,158

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2025. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $2.5 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of June 30, 2021 are as follows (dollars in thousands):

Amount
Fiscal 2022	$7,366
Fiscal 2023	3,314
Fiscal 2024	1,206
Fiscal 2025	70
Total undiscounted lease commitments	11,956
Less: Interest and short-term leases	536
Total discounted operating lease liabilities	$11,420

Future minimum payments as of June 30, 2021 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 14) are as follows (dollars in thousands): Fiscal 2022: $1,963; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

5.    ACQUISITIONS:

Diablo

On April 21, 2021, the Company completed the acquisition of Diablo.AI, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $9.7 million in cash (including holdback of $1.2 million included in other accrued expenses in the condensed consolidated balance sheet). The acquisition also includes $1.9 million of assumed restricted stock awards that will be recorded as non-cash stock compensation over a period of three years (see Note 6). Diablo's technology will be embedded into our unified platform and will play an integral role in our global identity relaunch. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for this acquisition are included in the Company's condensed consolidated results beginning April 21, 2021.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

April 21, 2021
Assets acquired:
Cash	$131
Goodwill	7,012
Intangible assets	3,500
Total assets acquired	10,643
Deferred income taxes	(710)
Accounts payable and accrued expenses	(65)
Net assets acquired	9,868
Less:
Cash acquired	(131)
Net purchase price allocated	9,737
Less:
Cash held back	(1,200)
Net cash paid in acquisition	8,537

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the development of future technology and products. The fair values currently assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on the information that was available as of the date of the acquisition. The Company expects to finalize the valuation as soon as practical.

6.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 39.1 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At June 30, 2021, there were a total of 3.4 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the three months ended June 30, 2021 and 2020, by award type, was (dollars in thousands):

	For the three months ended
	June 30,
	2021	2020
Stock options	$527	$754
Restricted stock units	10,228	8,896
Diablo restricted stock awards	254	—
Data Plus Math ("DPM") acquisition consideration holdback	2,031	1,938
Pacific Data Partners ("PDP") assumed performance plan	2,298	4,597
Acuity performance plan	779	—
DataFleets acquisition consideration holdback	1,509	—
Other stock-based compensation	870	300
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	18,496	16,485
Less expense related to liability-based equity awards	(6,361)	(6,016)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$12,135	$10,469

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the three months ended
	June 30,
	2021	2020
Cost of revenue	$790	$775
Research and development	5,348	5,886
Sales and marketing	6,793	7,123
General and administrative	5,565	2,701
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$18,496	$16,485

The following table provides the expected future expense for all of the Company's outstanding equity awards at June 30, 2021, by award type. The amount for 2022 represents the remaining nine months ending March 31, 2022. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Stock options	$1,428	$1,212	$720	$158	$—	$3,518
Restricted stock units	47,394	64,238	45,687	25,807	2,637	185,763
Diablo restricted stock awards	540	518	518	89	—	1,665
DPM acquisition consideration holdback	6,092	2,031	—	—	—	8,123
PDP assumed performance plan	6,895	—	—	—	—	6,895
Acuity performance plan	1,133	815	165	—	—	2,113
DataFleets acquisition consideration holdback	4,529	6,039	5,284	—		15,852
Other stock-based compensation	715	—	—	—	—	715
	$68,726	$74,853	$52,374	$26,054	$2,637	$224,644

Stock Options Activity

Stock option activity for the three months ended June 30, 2021 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2021	844,045	$15.31
Exercised	(61,886)	$13.52		$2,176
Forfeited or canceled	—	$—
Outstanding at June 30, 2021	782,159	$15.46	3.0	$24,555
Exercisable at June 30, 2021	724,382	$16.59	2.6	$21,917

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on June 30, 2021.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of June 30, 2021 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.17	—	$9.99	127,297	5.8 years	$1.19	69,520	$1.18
$10.00	—	$19.99	346,807	2.5 years	$15.50	346,807	$15.50
$20.00	—	$24.99	308,055	2.6 years	$21.31	308,055	$21.31
			782,159	3.0 years	$15.46	724,382	$16.59

Diablo Restricted Stock Awards

During the three months ended June 30, 2021, in connection with the acquisition of Diablo, the Company replaced the unvested outstanding restricted stock shares held by a Diablo associate immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. The conversion calculation resulted in issuance of 40,600 replacement restricted stock shares having an acquisition-date fair value of $1.9 million. The restricted shares vest subject to post-combination service requirements. As a result, the acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the approximate three-year vesting period of the awards.

Changes in the Company's restricted stock for the three months ended June 30, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2021	—	$—
Diablo replacement restricted stock award	40,600	$47.29
Unvested restricted stock awards at June 30, 2021	40,600	$47.29	2.92

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the three months ended June 30, 2021, the Company granted time-vesting RSUs covering 1,675,062 shares of common stock and having a fair value at the date of grant of $78.7 million. The RSUs granted in the current year primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in the current fiscal year were units related to the Diablo acquisition. Following the closing of the Diablo acquisition, the Company granted new awards of RSUs, covering 98,442 shares of common stock having a grant date fair value of $4.7 million, to select employees to induce them to accept employment with the Company.

RSU activity for the three months ended June 30, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2021	2,692,243	$45.96	2.76
Granted	1,675,062	$47.01
Vested	(101,285)	$39.27
Forfeited or canceled	(208,218)	$46.71
Outstanding at June 30, 2021	4,057,802	$46.52	3.08

The total fair value of RSUs vested during the three months ended June 30, 2021 was $4.8 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2022 plans:
During the three months ended June 30, 2021, the Company granted PSUs covering 191,393 shares of common stock having a fair value at the date of grant of $9.7 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 57,415 shares of common stock were granted having a fair value at the date of grant of $3.4 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2021 to March 31, 2024.

Under the operating metrics performance plan, units covering 133,978 shares of common stock were granted having a fair value at the date of grant of $6.3 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the attainment of trailing twelve-month revenue growth and EBITDA margin targets for the period from April 1, 2021 to March 31, 2024. Performance will be measured and vesting evaluated on a quarterly basis beginning with the period ending June 30, 2022 and continuing through the end of the performance period. To the extent that shares are earned in a given quarter, 50% vest immediately and 50% vest on the one-year anniversary of attainment approval, except that all earned but unvested shares will vest fully at the end of the measurement period.

Fiscal 2021 plans:
The initial measurement date for the fiscal 2021 operating metrics performance plan was June 30, 2021. The June 30, 2021 performance measurement resulted in a 25% achievement, or 38,967 total earned units, subject to compensation committee approval. Of the earned amount, one-half will vest immediately, while the remaining one-half will vest one year later. As of June 30, 2021, there remains a maximum potential of 272,771 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2023.

Fiscal 2020 plans:
Units under the Company's fiscal 2020 TSR PSU plan covering 60,844 shares of common stock will reach maturity of their relevant performance period at March 31, 2022. The units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2019 to March 31, 2022.

Units under the Company's fiscal 2020 compound revenue growth PSU plan will reach maturity of their relevant performance period at March 31, 2022. 82,494 units may vest in a number of shares from 0% to 200% of the award, based on attainment of the Company's three-year revenue compound annual growth rate target for the period from April 1, 2019 to March 31, 2022.

Fiscal 2019 plans:
Through June 30, 2021, the compensation committee has previously approved quarterly performance measurements totaling 57% attainment under this plan. Net of forfeitures, this results in a total of 158,939 units earned. Performance measurement through June 30, 2021 indicates an additional 10% performance attainment which, if approved by the compensation committee during the quarter ending September 30, 2021, will bring the total units earned under the plan, net of forfeitures, to 181,582 units. As of June 30, 2021, there remains a maximum potential of 314,211 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through September 30, 2022.

PSU activity for the three months ended June 30, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2021	631,869	$49.74	1.54
Granted	191,393	$50.70
Vested	(21,788)	$55.48
Forfeited or canceled	(79,680)	$47.33
Outstanding at June 30, 2021	721,794	$50.08	1.69

The total fair value of PSUs vested in the three months ended June 30, 2021 was $1.0 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Acquisition-related Performance Plan

Through June 30, 2021, the Company has recognized a total of $3.0 million as stock-based compensation expense related to the Acuity performance earnout plan. At June 30, 2021, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $3.0 million. The first annual settlement of $1.7 million is expected to occur in the second quarter of fiscal 2022.

Acquisition-related Consideration Holdback

Through June 30, 2021, the Company has recognized a total of $2.3 million as stock-based compensation expense related to the DataFleets consideration holdback. At June 30, 2021, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $2.3 million. The first annual settlement of $6.0 million is expected to occur in the fourth quarter of fiscal 2022.

Through June 30, 2021, the Company has recognized a total of $16.2 million as stock-based compensation expense related to the DPM consideration holdback. At June 30, 2021, there was no recognized, but unpaid, balance related to the DPM consideration holdback in the condensed consolidated balance sheet. The next and final annual settlement of $8.1 million is expected to occur at the end of the first quarter of fiscal 2023.

PDP Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan").

Through June 30, 2021, the Company has recognized a total of $58.7 million as stock-based compensation expense related to the PDP RSU plan. At June 30, 2021, the recognized, but unpaid, balance related to the liability-classified PDP RSU plan in other accrued expenses in the condensed consolidated balance sheet was $2.0 million. The final annual settlement is expected to occur in the fourth quarter of fiscal 2022.

Qualified Employee Stock Purchase Plan ("ESPP")

During the three months ended June 30, 2021, 56,839 shares of common stock were purchased under the ESPP at a weighted-average price of $42.70 per share, resulting in cash proceeds of $2.4 million over the relevant offering period.

Stock-based compensation expense associated with the ESPP was $0.5 million for the three months ended June 30, 2021. At June 30, 2021, there was approximately $0.7 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2021	March 31, 2021
Prepaid expenses and other	$12,514	$31,659
Share receivable for cash settlement of withheld income tax withholdings on equity award	—	9,055
Certificates of deposit	7,500	7,500
Assets of non-qualified retirement plan	17,035	15,838
Other current assets	$37,049	$64,052

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2021	March 31, 2021
Long-term prepaid revenue share	$19,092	$8,127
Right-of-use asset (see Note 4)	9,739	11,731
Deferred tax asset	669	663
Deposits	2,850	2,745
Strategic investments	5,700	5,700
Other miscellaneous noncurrent assets	923	1,888
Other assets, net	$38,973	$30,854

In conjunction with the July 2015 disposition of our former IT Outsourcing business, we retained a profits interest previously recognized at $0.7 million within miscellaneous noncurrent assets at March 31, 2021. In the three months ended June 30, 2021, we recorded a $30.1 million gain included in total other income in the condensed consolidated statement of operations related to a $31.0 million cash distribution received from the settlement of this retained profits interest.

8.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2021	March 31, 2021
Liabilities of non-qualified retirement plan	$17,035	$15,838
Accrued Data Marketplace expenses	18,667	15,818
Short-term lease liabilities (see Note 4)	8,374	9,608
PDP performance plan liability (see Note 6)	2,040	—
DPM consideration holdback (see Note 6)	—	6,092
Acuity performance earnout liability (see Note 6)	2,987	2,208
DataFleets consideration holdback (see Note 6)	2,265	755
Diablo consideration holdback (see Note 5)	1,200	—
Other miscellaneous accrued expenses	4,943	8,034
Other accrued expenses	$57,511	$58,353

9.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	June 30, 2021	March 31, 2021
Leasehold improvements	$26,107	$26,024
Data processing equipment	9,243	9,053
Office furniture and other equipment	9,308	9,207
	44,658	44,284
Less accumulated depreciation and amortization	34,035	32,327
	$10,623	$11,957

Depreciation expense on property and equipment was $1.8 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively.

10.    GOODWILL:

Changes in goodwill for the three months ended June 30, 2021 were as follows (dollars in thousands):

Total
Balance at March 31, 2021	$357,446
Acquisition of Diablo	7,012
Change in foreign currency translation adjustment	(217)
Balance at June 30, 2021	$364,241

Goodwill by geography as of June 30, 2021 was:

Total
U.S.	$360,813
APAC	3,428
Balance at June 30, 2021	$364,241

11.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	June 30, 2021	March 31, 2021
Developed technology, gross	$82,080	$78,547
Accumulated amortization	(62,225)	(60,424)
Net developed technology	$19,855	$18,123

Customer relationship/Trade name, gross	$43,510	$43,506
Accumulated amortization	(38,378)	(37,510)
Net customer/trade name	$5,132	$5,996

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(26,180)	(24,189)
Net publisher relationship	$13,620	$15,611

Total intangible assets, gross	$165,390	$161,853
Total accumulated amortization	(126,783)	(122,123)
Total intangible assets, net	$38,607	$39,730

Total amortization expense related to intangible assets was $4.6 million and $5.3 million for the three months ended June 30, 2021 and 2020, respectively.

The following table presents the estimated future amortization expenses related to purchased intangible assets. The amount for 2022 represents the remaining nine months ending March 31, 2022 (dollars in thousands):

Fiscal Year:
2022	$13,838
2023	16,123
2024	6,121
2025	2,525
$38,607

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	June 30, 2021	March 31, 2021
Uncertain tax positions	23,677	26,156
Long-term lease liabilities (see Note 4)	3,047	4,158
Restructuring accruals	4,276	4,510
Other	8,126	7,565
Other liabilities	$39,126	$42,389

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

We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties, and have considered these risks in establishing our reserve balance as of June 30, 2021.

A summary of the activity of the allowance for credit losses, returns and credits was (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the three months ended June 30, 2021	$7,617	$955	$4	$(162)	$8,414

14.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the Company's restructuring activity for the three months ended June 30, 2021 (dollars in thousands).

	Associate-related reserves	Lease accruals	Total
Balances at March 31, 2021	$825	$3,918	$4,743
Restructuring charges and adjustments	—	—	—
Payments	(246)	(234)	(480)
Balances at June 30, 2021	$579	$3,684	$4,263

Associate-Related Restructuring Plans

In fiscal 2021, the Company recorded a total of $1.7 million in associate-related restructuring charges and adjustments. The expense included severance and other associate-related charges in the United States and Europe. Of the associate-related charges of $1.7 million, $0.6 million remained accrued as of June 30, 2021 and is expected to be paid out during fiscal 2022.

Lease-Related Restructuring Plans

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through June 30, 2021, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $3.7 million remained accrued at June 30, 2021.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	June 30,
	2021	2020
Restructuring plan charges and adjustments	$—	$2,035
Early contract terminations	1,042	—
Other	236	(40)
	$1,278	$1,995

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

Commitments

The following table presents the Company’s purchase commitments at June 30, 2021.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software-as-a-service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $23.7 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Purchase commitments	$48,975	$52,061	$45,863	$44,248	$33,150	$—	$224,297

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

16.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation, the valuation allowance, and the Base Erosion and Anti-Abuse Tax (known as "BEAT" tax). Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of June 30, 2021, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at June 30, 2021 and March 31, 2021 (dollars in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$17,035	$—	$—	$17,035
Total	$17,035	$—	$—	$17,035

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,838	$—	$—	$15,838
Total	$15,838	$—	$—	$15,838
Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $5.7 million of strategic investments without readily determinable fair values at June 30, 2021 and March 31, 2021, respectively (see Note 7). These investments are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the three months ended June 30, 2021 and 2020, respectively.

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph powered by our Authenticated Traffic Solution (or ATS) associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 25 supply-side platforms live or committed to implementing ATS. In addition, there are over 45 demand-side platforms live or committed to bid on the LiveRamp Identifier. Lastly, to date more than 450 publishers have adopted ATS, including 75% of the U.S. comScore 50.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with over 855 direct customers world-wide, including approximately 23% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

COVID-19 Update

The COVID-19 pandemic has continued to spread across the world. The pandemic and the public health measures taken in response to it have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. We are continuing to monitor the actual and potential effects of the pandemic, including the impact of variants of COVID-19, such as the Delta variant, across our business. Because these effects are dependent on highly uncertain future developments, including the duration, spread and severity of the outbreak, the actions taken to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume, they are extremely difficult to predict, and it is not possible at this time to estimate the full impact that COVID-19 could have on our business going forward.

Beginning in mid-March 2020, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. We shifted to a remote workplace, requiring nearly all employees to work from home. We suspended all business travel other than for essential functions. We cancelled or replaced planned events with virtual-only experiences. We incurred expenses to support our employees working from home, including reimbursements for home office equipment. Beginning in May 2021, we began limited office openings at selected locations where COVID-related restrictions have eased, with the intent to reopen all locations in September 2021. We continue to monitor COVID-19 risks and will adjust our plans as necessary.

Summary Results and Notable Events

On April 21, 2021, the Company completed the acquisition of Diablo.AI, Inc. (“Diablo”), a first-party data resolution platform and graph builder for approximately $9.7 million in cash (including holdback of $1.2 million). The acquisition also includes $2.1 million of assumed restricted stock awards that will be recorded as non-cash stock compensation over a three-year period. Diablo's technology will be embedded into our unified platform and will play an integral role in our global identity relaunch. The Company has included the financial results of Diablo in the condensed consolidated financial statements from the date of acquisition.

A financial summary of the quarter ended June 30, 2021 is presented below:
•Revenues were $119.0 million, a 19.7% increase from $99.4 million in fiscal 2021.
•Cost of revenue was $34.3 million, a 0.4% decrease from $34.5 million in fiscal 2021.
•Gross margin increased to 71.2% from 65.3% in fiscal 2021.
•Total operating expenses were $102.3 million, a 12.5% increase from $91.0 million in fiscal 2021.
•Cost of revenue and operating expenses for the first fiscal quarters of fiscal 2022 and 2021 included the following items:
◦Non-cash stock compensation of $18.5 million and $16.5 million, respectively (cost of revenue of $0.8 million in both periods and operating expenses of $17.7 million and $15.7 million, respectively)
◦Purchased intangible asset amortization of $4.6 million and $5.3 million, respectively (cost of revenue)
◦Transformation costs of $3.6 million in fiscal 2021 (general and administrative)
◦Restructuring and merger charges of $1.3 million and $2.0 million, respectively (gains, losses and other)
•Total other income of $30.6 million in fiscal 2022 primarily related to a $30.1 million gain associated with a cash distribution received from our retained profits interest in a previous disposition.
•Net earnings were $17.4 million, or $0.25 per diluted share, in fiscal 2022 compared to a net loss of $21.7 million, or $0.33 per diluted share, in fiscal 2021.
•Net cash used by operating activities was $17.2 million in fiscal 2022 compared to $23.6 million in fiscal 2021.
•The Company repurchased 0.6 million shares of its common stock for $29.1 million during the fiscal quarter ended June 30, 2021 under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlights financial results as well as other significant events and transactions of the Company during the fiscal quarter ended June 30, 2021 compared to the same period in fiscal 2021, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2021	2020	Change
Revenues	$119,038	$99,437	20
Cost of revenue	34,315	34,465	—
Gross profit	84,723	64,972	30
Total operating expenses	102,324	90,979	12
Loss from operations	(17,601)	(26,007)	32
Total other income	$30,601	$463	NA
Net earnings (loss)	$17,365	$(21,728)	180
Diluted earnings (loss) per share	$0.25	$(0.33)	175

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2021	2020	Change
Revenues:
Subscription	$96,510	$82,915	16
Marketplace and Other	22,528	16,522	36
Total revenues	$119,038	$99,437	20

Total revenues for the quarter ended June 30, 2021 were $119.0 million, a $19.6 million or 19.7% increase from the same quarter a year ago. The increase was due to Subscription revenue growth of $13.6 million, or 16.4%, primarily due to new logo deals, upsell to existing customers and higher variable revenue. Marketplace and Other revenue growth was $6.0 million, or 36.4%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $18.2 million, or 19.5%. International revenue increased $1.3 million, or 21.7%. Revenues in the quarter ended June 30, 2020 were negatively impacted by $1.4 million due to short-term service concessions related to the COVID-19 pandemic.

Subscription revenue will be negatively impacted by approximately $22 million the remainder of fiscal year 2022 as we transition a few platform customer relationships that license cookie-based components of our digital identity graph to alternative solutions. This small customer set licenses our digital graph to support their own identity solutions. As such, our overall subscription growth will impacted by these contract changes.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the fiscal periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2021	2020	Change
Cost of revenue	$34,315	$34,465	—
Gross profit	$84,723	$64,972	30
Gross margin (%)	71.2%	65.3%	9

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $34.3 million for the quarter ended June 30, 2021, a $0.2 million, or 0.4%, decrease from the same period a year ago. Gross margins increased to 71.2% compared to 65.3% in the prior year. The gross margin increase was due to revenue growth with flat cost of revenue. Cost of revenue was relatively flat due to a decrease in intangible asset amortization of $0.7 million and identity graph cost reductions offsetting other cost increases. U.S. gross margins increased to 72.6% in the current year from 66.6% in the prior year. International gross margins increased to 48.8% from 46.3%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2021	2020	Change
Operating expenses:
Research and development	$34,776	$26,989	29
Sales and marketing	41,979	38,627	9
General and administrative	24,291	23,368	4
Gains, losses and other items, net	1,278	1,995	(36)
Total operating expenses	$102,324	$90,979	12

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $34.8 million for the quarter ended June 30, 2021, an increase of $7.8 million, or 28.9%, compared to the same period a year ago, and are 29.2% of total revenues compared to 27.1% in the prior year. Current quarter expenses included $5.3 million of stock-based compensation expense compared to $5.9 million in the prior period. Excluding stock-based compensation expense, R&D expenses increased $8.3 million, or 39.4%, and are 24.7% of revenue compared to 21.2% in the prior year. The increase is due primarily to headcount investments (employee related expenses increased $4.1 million) and professional services ($2.8 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $42.0 million for the quarter ended June 30, 2021, an increase of $3.4 million, or 8.7%, compared to the same period a year ago, and are 35.3% of total revenues compared to 38.8% in the prior year. Current quarter expenses included $6.8 million of stock-based compensation expense compared to $7.1 million in the prior period. Excluding non-cash stock compensation expense, S&M expenses increased $3.7 million, or 11.7%, and are 29.6% of revenue compared to 31.7% in the prior year. The increase is primarily due to headcount investments (employee related expenses increased $1.0 million) and professional services ($2.3 million). Travel, entertainment and promotion costs remained flat compared to the same period a year ago. In mid-March 2020, we essentially suspended all business travel and cancelled or replaced planned events with virtual-only experiences, which limitations and restrictions continued into fiscal 2022.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $24.3 million for the quarter ended June 30, 2021, an increase of $0.9 million, or 3.9%, compared to the same period a year ago, and are 20.4% of total revenues compared to 23.5% in the prior year. Current quarter expenses included $5.6 million of stock-based compensation expense compared to $2.7 million in the prior period. Additionally, the prior year quarter included $3.6 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. Excluding stock-based compensation expense and third-party transformation costs, G&A expenses increased $1.7 million, or 9.8%, and are 15.7% of revenue compared to 17.2% in the prior year. The increase is due to headcount investments (employee related expenses increased $1.9 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $1.3 million for the quarter ended June 30, 2021, a decrease of $0.7 million, or 35.9%, compared to the same period a year ago. The current year amount includes $1.0 million related to the early termination of a data provider agreement. The prior year amount includes $1.0 million in severance and a lease settlement of $1.0 million.

Loss from Operations and Operating Margin

Loss from operations was $17.6 million for the quarter ended June 30, 2021 compared to $26.0 million for the same period a year ago. Operating margin was a negative 14.8% for the fiscal quarter ended June 30, 2021 compared to a negative 26.2% for the same period a year ago. The improvement was primarily due to increased gross profit of $19.8 million from an increase in revenue and flat cost of revenue, offset partially by increased operating expenses as previously described.

Other Income and Income Taxes

Total other income was $30.6 million for the quarter ended June 30, 2021 compared to $0.5 million for the same period a year ago. The current year amount includes a $30.1 million gain related to a $31.0 million cash distribution received from our retained profits interest in a previous disposition. The retained profits distribution was associated with a retained profits interest from our July 2015 disposition of our former IT Outsourcing business. Excluding this gain, other income for both periods primarily consists of interest income from invested cash balances and net foreign exchange transaction gains and losses.

Income tax benefit was $4.4 million on pretax income of $13.0 million for the quarter ended June 30, 2021, resulting in a negative 34% effective tax rate. This compares to a prior year quarter income tax benefit of $3.8 million on a pretax loss of $25.5 million, or a 15% effective tax rate. During the current quarter, the Company released $2.6 million of certain tax contingency reserves as a result of the expiration of statutes of limitation. Due to the enactment of the CARES Act and its loss carryback provisions, the Company was able to benefit prior year losses.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At June 30, 2021, approximately $14.7 million of the total cash balance of $541.0 million, or approximately 2.7%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $120.4 million at June 30, 2021, an increase of $6.2 million, compared to $114.3 million at March 31, 2021. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 92 days at June 30, 2021, compared to 86 days at March 31, 2021. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and other contracts, which are billed on a gross basis but for which the amount that is due to data providers is not reflected as revenues. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also continuing to actively evaluate the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable.

Working capital at June 30, 2021 totaled $641.3 million, a $19.2 million decrease when compared to $660.5 million at March 31, 2021.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the current global COVID-19 pandemic, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. The continued impact of COVID-19 has caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the three months ended
	June 30,
	2021	2020

Net cash used in operating activities	$(17,241)	$(23,612)
Net cash provided by (used in) investing activities	$22,205	$(1,499)
Net cash used in financing activities	$(37,157)	$(43,002)

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

In the three months ended June 30, 2021, net cash used in operating activities of $17.2 million resulted primarily from net earnings adjusted for non-cash items of $12.3 million offset by cash used by operating assets and liabilities of $29.5 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts payable and other liabilities of $37.0 million, accounts receivable of $7.0 million and deferred commissions of $3.4 million partially offset by favorable changes in other assets of $19.3 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to the growth in our Subscription and Marketplace and Other revenue and the timing of cash receipts from clients. The change in other assets was impacted by fiscal 2021 year-end prepayments of expenses to take advantage of cash tax savings opportunities.

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

Investing Activities

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth and acquisitions. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities and acquisitions.

In the three months ended June 30, 2021, net cash provided by investing activities of $22.2 million consisted of a $31.0 million distribution received from a retained profits interest in a previous disposition, offset partially by net cash paid in the Diablo acquisition of $8.4 million and capital expenditures of $0.4 million.

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

In the three months ended June 30, 2021, net cash used in financing activities was $37.2 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $29.1 million (0.6 million shares), and $11.4 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $3.3 million from the sale of common stock from our equity compensation plans.

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

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the three months ended June 30, 2021, the Company repurchased 0.6 million shares of its common stock for $29.1 million under the stock repurchase program. Through June 30, 2021, the Company had repurchased a total of 28.9 million shares of its stock for $702.6 million under the stock repurchase program, leaving remaining capacity of $297.4 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at June 30, 2021.  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software-as-a-service arrangements. The tables do not include the future payment of liabilities related to uncertain tax positions of $23.7 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2022 represent the remaining nine months ending March 31, 2022. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Operating leases	$7,366	$3,314	$1,206	$70	$—	$11,956

Future minimum payments as of June 30, 2021 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Remainder of Fiscal 2022: $1,963; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Purchase commitments	$48,975	$52,061	$45,863	$44,248	$33,150	$224,297

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 ("2021 Annual Report"), as filed with the SEC on May 27, 2021.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Netherlands, India, Australia, China, Singapore and Japan. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2021 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the Company's 2021 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the Company's 2021 Annual Report other than as described in the Accounting Pronouncements Adopted During the Current Year section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements accompanying this report.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2021, as compared with those discussed in the Company's 2021 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, we have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is set forth under Note 15, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in the Company's 2021 Annual Report, remain current in all material respects. The risk factors in our 2021 Annual Report do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	100,722	$48.88	100,722	$321,520,200
May 1, 2021 - May 31, 2021	194,673	$47.90	194,673	$312,195,534
June 1, 2021 - June 30, 2021	334,560	$44.32	334,560	$297,366,638
Total	629,955	$46.16	629,955

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through June 30, 2021, the Company had repurchased a total of 28.9 million shares of its stock for $702.6 million, leaving remaining capacity of $297.4 million under the stock repurchase program.

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2021 and March 31, 2021, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2021, (v) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2020, (vi) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2021 and 2020, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: August 5, 2021	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)