Form 10-Q
period 2021-09-30
LiveRamp Holdings, Inc.
filed 2021-11-02
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of October 28, 2021 was 68,093,122.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
September 30, 2021

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	March 31,
	2021	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$535,590	$572,787
Restricted cash	8,731	8,900
Trade accounts receivable, net	130,948	114,284
Refundable income taxes	64,079	65,692
Other current assets	35,246	64,052
Total current assets	774,594	825,715

Property and equipment, net of accumulated depreciation and amortization	10,298	11,957
Intangible assets, net	33,970	39,730
Goodwill	363,895	357,446
Deferred commissions, net	27,988	22,619
Other assets, net	71,627	30,854
	$1,282,372	$1,288,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$44,267	$39,955
Accrued payroll and related expenses	24,427	46,438
Other accrued expenses	47,766	58,353
Acquisition escrow payable	8,731	8,900
Deferred revenue	11,058	11,603
Total current liabilities	136,249	165,249

Other liabilities	73,176	42,389
Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock	—	—
Common stock	14,887	14,781
Additional paid-in capital	1,669,461	1,630,072
Retained earnings	1,465,760	1,454,826
Accumulated other comprehensive income	5,976	7,522
Treasury stock, at cost	(2,083,137)	(2,026,518)
Total stockholders' equity	1,072,947	1,080,683
	$1,282,372	$1,288,321

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$127,290	$104,661	$246,328	$204,098
Cost of revenue	35,079	34,897	69,394	69,362
Gross profit	92,211	69,764	176,934	134,736
Operating expenses:
Research and development	35,788	31,035	70,564	58,024
Sales and marketing	39,509	41,705	81,488	80,332
General and administrative	23,078	24,495	47,369	47,863
Gains, losses and other items, net	18	(619)	1,296	1,376
Total operating expenses	98,393	96,616	200,717	187,595
Loss from operations	(6,182)	(26,852)	(23,783)	(52,859)
Total other income (expense), net	150	(225)	30,751	238
Income (loss) from operations before income taxes	(6,032)	(27,077)	6,968	(52,621)
Income tax expense (benefit)	399	(3,109)	(3,966)	(6,925)
Net earnings (loss)	$(6,431)	$(23,968)	$10,934	$(45,696)

Basic earnings (loss) per share	$(0.09)	$(0.36)	$0.16	$(0.69)

Diluted earnings (loss) per share	$(0.09)	$(0.36)	$0.16	$(0.69)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings (loss)	$(6,431)	$(23,968)	$10,934	$(45,696)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(994)	602	(1,546)	1,199
Comprehensive income (loss)	$(7,425)	$(23,366)	$9,388	$(44,497)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2021	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at June 30, 2021	148,659,703	$14,866	$1,653,525	$1,472,191	$6,970	(80,439,519)	$(2,066,956)	$1,080,596
Employee stock awards, benefit plans and other issuances	46,675	5	992	—	—	(25,403)	(1,181)	(184)
Non-cash stock-based compensation	29,538	3	13,256	—	—	—	—	13,259
Restricted stock units vested	96,622	9	(9)	—	—	—	—	—
Liability-classified restricted stock units vested	37,646	4	1,697	—	—	—	—	1,701
Acquisition of treasury stock	—	—	—	—	—	(366,859)	(15,000)	(15,000)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(994)	—	—	(994)
Net loss	—	—	—	(6,431)	—	—	—	(6,431)
Balances at September 30, 2021	148,870,184	$14,887	$1,669,461	$1,465,760	$5,976	(80,831,781)	$(2,083,137)	$1,072,947

For the six months ended September 30, 2021
Balances at March 31, 2021	147,814,965	$14,781	$1,630,072	$1,454,826	$7,522	(79,585,710)	$(2,026,518)	$1,080,683
Employee stock awards, benefit plans and other issuances	166,230	17	4,261	—	—	(249,257)	(12,542)	(8,264)
Non-cash stock-based compensation	37,914	4	25,390	—	—	—	—	25,394
Restricted stock units vested	592,061	59	(59)	—	—	—	—	—
Acquisition-related restricted stock award	40,600	4	(4)	—	—	—	—	—
Liability-classified restricted stock units vested	218,414	22	9,801	—	—	—	—	9,823
Acquisition of treasury stock	—	—	—	—	—	(996,814)	(44,077)	(44,077)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(1,546)	—	—	(1,546)
Net earnings	—	—	—	10,934	—	—	—	10,934
Balances at September 30, 2021	148,870,184	$14,887	$1,669,461	$1,465,760	$5,976	(80,831,781)	$(2,083,137)	$1,072,947

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$10,934	$(45,696)
Non-cash operating activities:
Depreciation and amortization	12,404	14,955
Loss on disposal or impairment of assets	142	333
Gain on distribution from retained profits interest	(30,052)	—
Provision for doubtful accounts	1,282	2,522
Deferred income taxes	(771)	(485)
Non-cash stock compensation expense	37,717	40,689
Changes in operating assets and liabilities:
Accounts receivable, net	(18,073)	(9,584)
Deferred commissions	(5,369)	(3,445)
Other assets	23,408	7,703
Accounts payable and other liabilities	(36,829)	(20,671)
Income taxes, net	(632)	(3,583)
Deferred revenue	(501)	(101)
Net cash used in operating activities	(6,340)	(17,363)

Cash flows from investing activities:
Capital expenditures	(1,303)	(1,128)
Cash paid in acquisitions, net of cash received	(8,368)	(2,933)
Distribution from retained profits interest	31,000	—
Purchases of strategic investments	—	(1,873)
Net cash provided by (used in) investing activities	21,329	(5,934)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	4,278	3,561
Shares repurchased for tax withholdings upon vesting of stock-based awards	(12,542)	(5,755)
Acquisition of treasury stock	(44,077)	(42,312)
Net cash used in financing activities	(52,341)	(44,506)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Dollars in thousands)
	For the six months ended
	September 30,
	2021	2020
Effect of exchange rate changes on cash	(14)	683

Net change in cash and cash equivalents	(37,366)	(67,120)
Cash and cash equivalents at beginning of period	581,687	732,626
Cash and cash equivalents at end of period	$544,321	$665,506

Supplemental cash flow information:
Cash (received) for income taxes, net	$(2,569)	$(2,863)
Operating lease assets obtained in exchange for operating lease liabilities	35,691	—

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

Due to the COVID-19 Coronavirus pandemic ("COVID-19" or "COVID-19 pandemic"), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of September 30, 2021. While there was not a material impact to our condensed consolidated financial statements as of and for the six months ended September 30, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to our condensed consolidated financial statements in future reporting periods.

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
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic earnings (loss) per share:
Net earnings (loss)	$(6,431)	$(23,968)	$10,934	$(45,696)

Basic weighted-average shares outstanding	68,042	66,010	68,185	65,790

Basic earnings (loss) per share	$(0.09)	$(0.36)	$0.16	$(0.69)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	68,042	66,010	68,185	65,790
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	1,288	—
Diluted weighted-average shares outstanding	68,042	66,010	69,473	65,790

Diluted earnings (loss) per share	$(0.09)	$(0.36)	$0.16	$(0.69)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was (i) 1.3 million in the three months ended September 30, 2021, and (ii) 2.8 million and 2.3 million in the three and six months ended September 30, 2020, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Number of shares underlying restricted stock units	981	1,065	766	546

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the six months ended September 30, 2021, the Company repurchased 1.0 million shares of its common stock for $44.1 million under the stock repurchase program.  Through September 30, 2021, the Company had repurchased a total of 29.2 million shares of its stock for $717.6 million under the stock repurchase program, leaving remaining capacity of $282.4 million.

Accumulated other comprehensive income balances of $6.0 million and $7.5 million at September 30, 2021 and March 31, 2021, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the six months ended September 30,
Primary Geographical Markets	2021	2020
United States	$231,300	$191,487
Europe	11,898	10,283
Asia-Pacific ("APAC")	3,130	2,328
	$246,328	$204,098

Major Offerings/Services
Subscription	$201,930	$168,699
Marketplace and Other	44,398	35,399
	$246,328	$204,098

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $371.5 million as of September 30, 2021, of which $265.9 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2026.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Right-of-use assets included in other assets, net	$43,500	$11,731
Short-term lease liabilities included in other accrued expenses	$7,522	$9,608
Long-term lease liabilities included in other liabilities	$37,685	$4,158

Supplemental balance sheet information:
Weighted average remaining lease term	6.7 years	1.8 years
Weighted average discount rate	3.7%	5.0%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2025. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $5.3 million and $5.9 million for the six months ended September 30, 2021 and 2020, respectively.

In the quarter ended September 30, 2021, the Company negotiated lease extensions at three of its leased office space locations. The lease period extensions ranged from 2 to 7 years and included the lease extension of the Company's primary corporate headquarters in San Francisco, California by 7 years. As a result, approximately $35.7 million of right-of-use assets and lease liabilities were recognized in the condensed consolidated balance sheets and as supplemental information to the condensed consolidated statements of cash flows.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of September 30, 2021 are as follows (dollars in thousands):

Amount
Fiscal 2022	$5,230
Fiscal 2023	7,001
Fiscal 2024	7,443
Fiscal 2025	6,043
Fiscal 2026	6,057
Thereafter	19,419
Total undiscounted lease commitments	51,193
Less: Interest and short-term leases	5,987
Total discounted operating lease liabilities	$45,206

Future minimum payments as of September 30, 2021 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 14) are as follows (dollars in thousands): Fiscal 2022: $1,314; Fiscal 2023: $2,663; Fiscal 2024: $2,699; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

5.    ACQUISITIONS:

Diablo

On April 21, 2021, the Company completed the acquisition of Diablo.ai, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $9.7 million in cash (including holdback of $1.2 million included in other accrued expenses in the condensed consolidated balance sheet). The acquisition also included $1.9 million of assumed restricted stock awards that will be recorded as non-cash stock compensation over a period of three years (see Note 6). Diablo's technology will be embedded into our unified platform and will play an integral role in our global identity capability. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for this acquisition are included in the Company's condensed consolidated results beginning April 21, 2021.

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

6.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 39.1 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2021, there were a total of 3.3 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the six months ended September 30, 2021 and 2020, by award type, was (dollars in thousands):

	For the six months ended
	September 30,
	2021	2020
Stock options	$1,039	$1,433
Restricted stock units	21,634	24,843
Diablo restricted stock awards	524	—
Data Plus Math ("DPM") acquisition consideration holdback	4,061	3,969
Pacific Data Partners ("PDP") assumed performance plan	4,551	9,194
Acuity performance plan	1,204	650
DataFleets acquisition consideration holdback	3,019	—
Other stock-based compensation	1,685	600
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	37,717	40,689
Less expense related to liability-based equity awards	(12,323)	(12,777)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$25,394	$27,912

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the six months ended
	September 30,
	2021	2020
Cost of revenue	$1,738	$1,688
Research and development	12,532	13,599
Sales and marketing	13,542	16,356
General and administrative	9,905	9,046
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$37,717	$40,689

The following table provides the expected future expense for all of the Company's outstanding equity awards at September 30, 2021, by award type. The amount for 2022 represents the remaining six months ending March 31, 2022. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Stock options	$901	$1,194	$720	$158	$—	$2,973
Restricted stock units	35,941	67,707	50,117	30,939	4,961	189,665
Diablo restricted stock awards	270	519	518	89	—	1,396
DPM acquisition consideration holdback	4,061	2,031	—	—	—	6,092
PDP assumed performance plan	4,551	—	—	—	—	4,551
Acuity performance plan	708	815	165	—	—	1,688
DataFleets acquisition consideration holdback	3,020	6,039	5,284	—		14,343
Other stock-based compensation	267	—	—	—	—	267
	$49,719	$78,305	$56,804	$31,186	$4,961	$220,975

Stock Options Activity

Stock option activity for the six months ended September 30, 2021 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2021	844,045	$15.31
Exercised	(68,200)	$12.98		$2,423
Forfeited or canceled	(714)	$2.39
Outstanding at September 30, 2021	775,131	$15.53	2.8	$24,571
Exercisable at September 30, 2021	726,709	$16.49	2.4	$22,338

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on September 30, 2021.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of September 30, 2021 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$0.17	—	$9.99	122,223	5.4 years	$1.17	73,801	$1.19
$10.00	—	$19.99	346,807	2.2 years	$15.50	346,807	$15.50
$20.00	—	$24.99	306,101	2.3 years	$21.31	306,101	$21.31
			775,131	2.8 years	$15.53	726,709	$16.49

Diablo Restricted Stock Awards

During the six months ended September 30, 2021, in connection with the acquisition of Diablo, the Company replaced the unvested outstanding restricted stock shares held by a Diablo associate immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. The conversion calculation resulted in issuance of 40,600 replacement restricted stock shares having an acquisition-date fair value of $1.9 million. The restricted shares vest subject to post-combination service requirements. As a result, the acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the approximate three-year vesting period of the awards.

Changes in the Company's restricted stock for the six months ended September 30, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2021	—	$—
Diablo replacement restricted stock award	40,600	$47.29
Vested	(10,150)	$47.29
Unvested restricted stock awards at September 30, 2021	30,450	$47.29	2.67

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the six months ended September 30, 2021, the Company granted time-vesting RSUs covering 2,218,586 shares of common stock and having a fair value at the date of grant of $104.8 million. The RSUs granted in the current year primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in the current fiscal year were units related to the Diablo acquisition. Following the closing of the Diablo acquisition, the Company granted new awards of RSUs, covering 98,442 shares of common stock having a grant date fair value of $4.7 million, to select employees to induce them to accept employment with the Company.

RSU activity for the six months ended September 30, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2021	2,692,243	$45.96	2.76
Granted	2,218,586	$47.22
Vested	(147,559)	$35.65
Forfeited or canceled	(586,805)	$46.50
Outstanding at September 30, 2021	4,176,465	$46.92	2.99

The total fair value of RSUs vested during the six months ended September 30, 2021 was $6.9 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2022 plans:
During the six months ended September 30, 2021, the Company granted PSUs covering 249,152 shares of common stock having a fair value at the date of grant of $12.6 million. The grants were made under three separate performance plans.

Under a special incentive performance plan, units covering 36,425 shares of common stock were granted having a fair value at the date of grant of $1.7 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 100% of the award, based on the attainment of key productivity metrics for the period from January 1, 2023 to December 31, 2023. Performance will be measured and vesting evaluated on a quarterly basis beginning with the period ending March 31, 2023 and continuing through the end of the performance period.

Under the total shareholder return ("TSR") performance plan, units covering 63,815 shares of common stock were granted having a fair value at the date of grant of $3.8 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2021 to March 31, 2024.

Under the operating metrics performance plan, units covering 148,912 shares of common stock were granted having a fair value at the date of grant of $7.1 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the attainment of trailing twelve-month revenue growth and EBITDA margin targets for the period from April 1, 2021 to March 31, 2024. Performance will be measured and vesting evaluated on a quarterly basis beginning with the period ending June 30, 2022 and continuing through the end of the performance period. To the extent that shares are earned in a given quarter, 50% vest immediately and 50% vest on the one-year anniversary of attainment approval, except that all earned but unvested shares will vest fully at the end of the measurement period.

Fiscal 2021 plans:
Units under the Company's fiscal 2021 TSR PSU plan covering 59,634 shares of common stock will reach maturity of their relevant performance period at March 31, 2023. The units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2020 to March 31, 2023.

The initial measurement date for the fiscal 2021 operating metrics performance plan was June 30, 2021. Through September 30, 2021 performance measurements have resulted in an accumulated 50% achievement, or 71,668 total earned units, of which 34,790 are subject to compensation committee approval. Of the earned amount, one-half will vest immediately, while the remaining one-half will vest one year later. As of September 30, 2021, there remains a maximum potential of 208,748 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2023.

Fiscal 2020 plans:
Units under the Company's fiscal 2020 TSR PSU plan covering 54,012 shares of common stock will reach maturity of their relevant performance period at March 31, 2022. The units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2019 to March 31, 2022.

Units under the Company's fiscal 2020 compound revenue growth PSU plan will reach maturity of their relevant performance period at March 31, 2022. 82,494 units may vest in a number of shares from 0% to 200% of the award, based on attainment of the Company's three-year revenue compound annual growth rate target for the period from April 1, 2019 to March 31, 2022.

Fiscal 2019 plans:
Through September 30, 2021, the compensation committee has previously approved quarterly performance measurements totaling 67% attainment under this plan. Net of forfeitures, this results in a total of 180,879 units earned. Performance measurement through September 30, 2021 indicates cumulative performance attainment of 90% which, if approved by the compensation committee, will bring the total units earned under the plan, net of forfeitures, to 243,199 units. As of September 30, 2021, there remains a maximum potential of 233,594 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through September 30, 2022.

PSU activity for the six months ended September 30, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2021	631,869	$49.74	1.54
Granted	249,152	$50.54
Vested	(92,114)	$46.72
Forfeited or canceled	(138,072)	$48.11
Outstanding at September 30, 2021	650,835	$50.81	1.52

The total fair value of PSUs vested in the six months ended September 30, 2021 was $4.3 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Acquisition-related Performance Plan

Through September 30, 2021, the Company has recognized a total of $3.4 million as stock-based compensation expense related to the Acuity performance earnout plan. At September 30, 2021, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $1.7 million. The next annual settlement of $1.7 million is expected to occur in the second quarter of fiscal 2023.

Acquisition-related Consideration Holdback

Through September 30, 2021, the Company has recognized a total of $3.8 million as stock-based compensation expense related to the DataFleets consideration holdback. At September 30, 2021, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $3.8 million. The first annual settlement of $6.0 million is expected to occur in the fourth quarter of fiscal 2022.

Through September 30, 2021, the Company has recognized a total of $18.3 million as stock-based compensation expense related to the DPM consideration holdback. At September 30, 2021, the recognized, but unpaid, balance related to the DPM consideration holdback in the condensed consolidated balance sheet was $2.0 million. The next and final annual settlement of $8.1 million is expected to occur at the end of the first quarter of fiscal 2023.

PDP Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan").

Through September 30, 2021, the Company has recognized a total of $61.0 million as stock-based compensation expense related to the PDP RSU plan. At September 30, 2021, the recognized, but unpaid, balance related to the liability-classified PDP RSU plan in other accrued expenses in the condensed consolidated balance sheet was $4.0 million. The final annual settlement is expected to occur in the fourth quarter of fiscal 2022.

Qualified Employee Stock Purchase Plan ("ESPP")

During the six months ended September 30, 2021, 56,839 shares of common stock were purchased under the ESPP at a weighted-average price of $42.70 per share, resulting in cash proceeds of $2.4 million over the relevant offering period.

Stock-based compensation expense associated with the ESPP was $0.9 million for the six months ended September 30, 2021. At September 30, 2021, there was approximately $0.3 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Prepaid expenses and other	$11,076	$31,659
Share receivable for cash settlement of withheld income tax withholdings on equity award	—	9,055
Certificates of deposit	7,500	7,500
Assets of non-qualified retirement plan	16,670	15,838
Other current assets	$35,246	$64,052

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Long-term prepaid revenue share	$17,714	$8,127
Right-of-use assets (see Note 4)	43,500	11,731
Deferred tax asset	656	663
Deposits	3,206	2,745
Strategic investments	5,700	5,700
Other miscellaneous noncurrent assets	851	1,888
Other assets, net	$71,627	$30,854

In conjunction with the July 2015 disposition of our former IT Outsourcing business, we retained a profits interest previously recognized at $0.7 million within miscellaneous noncurrent assets at March 31, 2021. In the six months ended September 30, 2021, we recorded a $30.1 million gain included in total other income in the condensed consolidated statement of operations related to a $31.0 million cash distribution received from the settlement of this retained profits interest.

8.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Liabilities of non-qualified retirement plan	$16,670	$15,838
Accrued Data Marketplace expenses	5,389	15,818
Short-term lease liabilities (see Note 4)	7,522	9,608
PDP performance plan liability (see Note 6)	4,039	—
DPM consideration holdback (see Note 6)	2,031	6,092
Acuity performance earnout liability (see Note 6)	1,712	2,208
DataFleets consideration holdback (see Note 6)	3,774	755
Diablo consideration holdback (see Note 5)	1,200	—
Other miscellaneous accrued expenses	5,429	8,034
Other accrued expenses	$47,766	$58,353

9.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2021	March 31, 2021
Leasehold improvements	$26,451	$26,024
Data processing equipment	9,409	9,053
Office furniture and other equipment	9,354	9,207
	45,214	44,284
Less accumulated depreciation and amortization	34,916	32,327
	$10,298	$11,957

Depreciation expense on property and equipment was $3.0 million and $4.8 million for the six months ended September 30, 2021 and 2020, respectively.

10.    GOODWILL:

Changes in goodwill for the six months ended September 30, 2021 were as follows (dollars in thousands):

Total
Balance at March 31, 2021	$357,446
Acquisition of Diablo	7,012
Change in foreign currency translation adjustment	(563)
Balance at September 30, 2021	$363,895

Goodwill by geography as of September 30, 2021 was:

Total
U.S.	$360,683
APAC	3,212
Balance at September 30, 2021	$363,895

11.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	September 30, 2021	March 31, 2021
Developed technology, gross	$82,018	$78,547
Accumulated amortization	(64,065)	(60,424)
Net developed technology	$17,953	$18,123

Customer relationship/Trade name, gross	$43,503	$43,506
Accumulated amortization	(39,114)	(37,510)
Net customer/trade name	$4,389	$5,996

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(28,172)	(24,189)
Net publisher relationship	$11,628	$15,611

Total intangible assets, gross	$165,321	$161,853
Total accumulated amortization	(131,351)	(122,123)
Total intangible assets, net	$33,970	$39,730

Total amortization expense related to intangible assets was $9.2 million and $9.7 million for the six months ended September 30, 2021 and 2020, respectively.

The following table presents the estimated future amortization expenses related to purchased intangible assets. The amount for 2022 represents the remaining six months ending March 31, 2022 (dollars in thousands):

Fiscal Year:
2022	$9,301
2023	16,123
2024	6,021
2025	2,525
$33,970

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	September 30, 2021	March 31, 2021
Uncertain tax positions	$23,905	$26,156
Long-term lease liabilities (see Note 4)	37,685	4,158
Restructuring accruals	4,057	4,510
Other	7,529	7,565
Other liabilities	$73,176	$42,389

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

We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties, and have considered these risks in establishing our reserve balance as of September 30, 2021.

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the six months ended September 30, 2021	$7,617	$1,282	$(1)	$(590)	$8,308

14.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the Company's restructuring activity for the six months ended September 30, 2021 (dollars in thousands).

	Associate-related reserves	Lease accruals	Total
Balances at March 31, 2021	$825	$3,918	$4,743
Restructuring charges and adjustments	—	—	—
Payments	(777)	(453)	(1,230)
Balances at September 30, 2021	$48	$3,465	$3,513

Associate-Related Restructuring Plans

In fiscal 2021, the Company recorded a total of $1.7 million in associate-related restructuring charges and adjustments. The expense included severance and other associate-related charges in the United States and Europe. The remaining associate-related charges were paid out during fiscal 2022.

Lease-Related Restructuring Plans

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through September 30, 2021, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $3.5 million remained accrued at September 30, 2021.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Restructuring plan charges and adjustments	$—	$(833)	$—	$1,202
Early contract terminations	—	—	1,042	—
Other	18	214	254	174
	$18	$(619)	$1,296	$1,376

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

Commitments

The following table presents the Company’s purchase commitments at September 30, 2021.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software-as-a-service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $23.9 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Purchase commitments	$37,009	$53,189	$46,172	$44,342	$33,150	$—	$213,862

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

16.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of September 30, 2021, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions. During the six months ended September 30, 2021, the Company recorded a $2.6 million tax benefit related to the release of tax contingency reserves due to the expiration of statutes of limitation.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at September 30, 2021 and March 31, 2021 (dollars in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$16,670	$—	$—	$16,670
Total	$16,670	$—	$—	$16,670

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,838	$—	$—	$15,838
Total	$15,838	$—	$—	$15,838

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $5.7 million of strategic investments without readily determinable fair values at September 30, 2021 and March 31, 2021, respectively (see Note 7). These investments are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the six months ended September 30, 2021 and 2020, respectively.

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

•Measurement & Analytics. We power accurate and complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, like transactions), replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer for measurement of reach and frequency, sales lift, closed loop offline-to-online conversion and cross-channel attribution.

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph powered by our Authenticated Traffic Solution (or ATS) associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 55 supply-side platforms live or committed to implementing ATS. In addition, there are over 70 demand-side platforms live or committed to bid on RampID. Lastly, more than 500 publishers, representing more than 8,000 publisher domains, are deployed with ATS.

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

•Data Marketplace. Our Data Marketplace provides customers with simplified access to trusted, industry-leading third-party data globally. The LiveRamp platform allows for the search, discovery and distribution of data to improve targeting, measurement, and customer intelligence. Data accessed through our Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 150 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 870 direct subscription customers world-wide, including approximately 23% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Beginning in mid-March 2020, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. We shifted to a remote workplace, requiring nearly all employees to work from home. We suspended all business travel other than for essential functions. We cancelled or replaced planned events with virtual-only experiences. We incurred expenses to support our employees working from home, including reimbursements for home office equipment. Beginning in May 2021, we began limited office openings at selected locations where COVID-related restrictions have eased, with the intent to reopen all locations in fiscal 2022. We continue to monitor COVID-19 risks and will adjust our plans as necessary.

Summary Results and Notable Events

A financial summary of the quarter ended September 30, 2021 compared to the same period in fiscal 2021 is presented below:
•Revenues were $127.3 million, a 21.6% increase from $104.7 million in fiscal 2021.
•Cost of revenue was $35.1 million, a 0.5% increase from $34.9 million in fiscal 2021.
•Gross margin increased to 72.4% from 66.7% in fiscal 2021.
•Total operating expenses were $98.4 million, a 1.8% increase from $96.6 million in fiscal 2021.
•Cost of revenue and operating expenses for the second fiscal quarters of fiscal 2022 and 2021 included the following items:
◦Non-cash stock compensation of $19.2 million and $24.2 million, respectively (cost of revenue of $0.9 million in both periods, and operating expenses of $18.3 million and $23.3 million, respectively)
◦Purchased intangible asset amortization of $4.6 million and $4.4 million, respectively (cost of revenue)
◦Transformation costs of $0.3 million in fiscal 2021 (general and administrative)
◦Restructuring and merger charges of ($0.6) million in fiscal 2021 (gains, losses and other)
•Net loss was $6.4 million, or $0.09 per diluted share, in fiscal 2022 compared to $24.0 million, or $0.36 per diluted share, in fiscal 2021.
•Net cash provided by operating activities was $10.9 million in fiscal 2022 compared to $6.2 million in fiscal 2021.
•The Company repurchased 0.4 million shares of its common stock for $15.0 million during the fiscal quarter ended September 30, 2021 under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlights financial results as well as other significant events and transactions of the Company during the fiscal quarter and the six-month period ended September 30, 2021 compared to the same periods in fiscal 2021, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Revenues	$127,290	$104,661	22	$246,328	$204,098	21
Cost of revenue	35,079	34,897	1	69,394	69,362	—
Gross profit	92,211	69,764	32	176,934	134,736	31
Total operating expenses	98,393	96,616	2	200,717	187,595	7
Loss from operations	(6,182)	(26,852)	77	(23,783)	(52,859)	(55)
Total other income (expense), net	$150	$(225)	167	30,751	238	NA
Net earnings (loss)	$(6,431)	$(23,968)	73	10,934	(45,696)	(124)
Diluted earnings (loss) per share	$(0.09)	$(0.36)	74	$0.16	$(0.69)	(123)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Revenues:
Subscription	$105,420	$85,784	23	$201,930	$168,699	20
Marketplace and Other	21,870	18,877	16	44,398	35,399	25
Total revenues	$127,290	$104,661	22	$246,328	$204,098	21

Total revenues for the quarter ended September 30, 2021 were $127.3 million, a $22.6 million or 21.6% increase from the same quarter a year ago. The increase was due to Subscription revenue growth of $19.6 million, or 22.9%, primarily due to new logo deals, upsell to existing customers and higher variable revenue. Marketplace and Other revenue growth was $3.0 million, or 15.9%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $21.5 million, or 21.9%. International revenue increased $1.1 million, or 17.0%

Total revenues for the six months ended September 30, 2021 were $246.3 million, a $42.2 million or 20.7% increase from the same period a year ago. The increase was due to Subscription revenue growth of $33.2 million, or 19.7%, primarily due to new logo deals, upsell to existing customers and higher variable revenue. Marketplace and Other revenue growth was $9.0 million, or 25.4%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $39.8 million, or 20.8%. International revenue increased $2.4 million, or 19.3%.

Subscription revenue will be negatively impacted by approximately $14 million during the remainder of fiscal year 2022 as we have transitioned a few platform customer relationships that license cookie-based components of our digital identity graph to alternative solutions. This small customer set licensed our digital graph to support their own identity solutions. As such, our overall subscription growth will be impacted by these contract changes.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the fiscal periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Cost of revenue	$35,079	$34,897	1	$69,394	$69,362	—
Gross profit	$92,211	$69,764	32	$176,934	$134,736	31
Gross margin (%)	72.4%	66.7%	9	71.8%	66.0%	9

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $35.1 million for the quarter ended September 30, 2021, a $0.2 million, or 0.5%, increase from the same quarter a year ago. Gross margins increased to 72.4% compared to 66.7% in the prior year quarter. The gross margin increase was due to revenue growth with relatively flat cost of revenue. Cost of revenue was relatively flat due to identity graph cost reductions offsetting other cost increases, including hosting costs. U.S. gross margins increased to 73.7% in the current year from 67.8% in the prior year. International gross margins increased to 52.8% from 49.4%.

Cost of revenue was $69.4 million for the six months ended September 30, 2021, flat from the same period a year ago. Gross margins increased to 71.8% compared to 66.0% in the prior year. The gross margin increase was due to revenue growth with flat cost of revenue. Cost of revenue was flat due to a decrease in intangible asset amortization of $0.4 million and identity graph cost reductions offsetting other cost increases. U.S. gross margins increased to 73.2% in the current year from 67.2% in the prior year. International gross margins increased to 50.9% from 49.4%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$35,788	$31,035	15	$70,564	$58,024	22
Sales and marketing	39,509	41,705	(5)	81,488	80,332	1
General and administrative	23,078	24,495	(6)	47,369	47,863	(1)
Gains, losses and other items, net	18	(619)	103	1,296	1,376	(6)
Total operating expenses	$98,393	$96,616	2	$200,717	$187,595	7

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $35.8 million for the quarter ended September 30, 2021, an increase of $4.8 million, or 15.3%, compared to the same quarter a year ago, and are 28.1% of total revenues compared to 29.7% in the prior year quarter. Current period expenses included $7.2 million of stock-based compensation expense compared to $7.7 million in the prior period. Excluding stock-based compensation expense, R&D expenses increased $5.3 million, or 22.6%, and are 22.5% of revenues compared to 22.3% in the prior year. The increase is due primarily to headcount investments (employee related expenses increased $2.9 million) and professional services ($1.6 million).

R&D expenses were $70.6 million for the six months ended September 30, 2021, an increase of $12.5 million, or 21.6%, compared to the same period a year ago, and are 28.6% of total revenues compared to 28.4% in the prior year. Current period expenses included $12.5 million of stock-based compensation expense compared to $13.6 million in the prior period. Excluding stock-based compensation expense, R&D expenses increased $13.6 million, or 30.6%, and are 23.6% of revenues compared to 21.8% in the prior year. The increase is due primarily to headcount investments (employee related expenses increased $7.0 million) and professional services ($4.4 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $39.5 million for the quarter ended September 30, 2021, a decrease of $2.2 million, or 5.3%, compared to the same quarter a year ago, and are 31.0% of total revenues compared to 39.8% in the prior year quarter. Current quarter expenses included $6.7 million of stock-based compensation expense compared to $9.2 million in the prior period. Excluding non-cash stock compensation expense, S&M expenses increased $0.3 million, or 0.1%, and are 25.7% of revenues compared to 31.0% in the prior year. The increase is primarily due to headcount investments (employee related expenses increased $0.9 million).

S&M expenses were $81.5 million for the six months ended September 30, 2021, an increase of $1.2 million, or 1.4%, compared to the same period a year ago, and are 33.1% of total revenues compared to 39.4% in the prior year. Current period expenses included $13.6 million of stock-based compensation expense compared to $16.4 million in the prior period. Excluding non-cash stock compensation expense, S&M expenses increased $4.0 million, or 6.2%, and are 27.6% of revenues compared to 31.3% in the prior year. The increase is primarily due to headcount investments (employee related expenses increased $1.9 million) and professional services ($2.5 million). Travel, entertainment and promotion costs remained relatively flat compared to the same period a year ago.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $23.1 million for the quarter ended September 30, 2021, a decrease of $1.4 million, or 5.8%, compared to the same quarter a year ago, and are 18.1% of total revenues compared to 23.4% in the prior year quarter. Current quarter expenses included $4.3 million of stock-based compensation expense compared to $6.3 million in the prior period. Additionally, the prior year quarter included $0.3 million of third-party transformation costs related to assessment of strategic and operating plans and assistance in implementing resulting operational change in response to the potential COVID-19 pandemic impact on our business. Excluding stock-based compensation expense and third-party transformation costs, G&A expenses increased $0.8 million, or 4.7%, and are 14.7% of revenues compared to 17.1% in the prior year. The increase is due to headcount investments (employee related expenses increased $0.9 million).

G&A expenses were $47.4 million for the six months ended September 30, 2021, a decrease of $0.5 million, or 1.0%, compared to the same period a year ago, and are 19.2% of total revenues compared to 23.5% in the prior year. Current period expenses included $9.9 million of stock-based compensation expense compared to $9.0 million in the prior period. Additionally, the prior year period included $3.9 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. Excluding stock-based compensation expense and third-party transformation costs, G&A expenses increased $2.5 million, or 7.2%, and are 15.2% of revenues compared to 17.1% in the prior year. The increase is due to headcount investments (employee related expenses increased $2.8 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses, and other items, net was $0.0 million for the quarter ended September 30, 2021, an increase of $0.6 million, or 102.9%, compared to the same quarter a year ago. The prior quarter amount includes a favorable restructuring reserve adjustment related to an expected increase in sublease payments for the Redwood City location.

Gains, losses and other items, net was $1.3 million for the six months ended September 30, 2021, a decrease of $0.1 million, or 5.8%, compared to the same period a year ago. The current year amount includes $1.0 million related to the early termination of a data provider agreement. The prior year amount includes $1.0 million in severance and a lease settlement of $1.0 million offset by the Redwood City location reserve adjustment.

Loss from Operations and Operating Margin

Loss from operations was $6.2 million for the quarter ended September 30, 2021 compared to $26.9 million for the same quarter a year ago. Operating margin was a negative 4.9% for the fiscal quarter ended September 30, 2021 compared to a negative 25.7% for the same period a year ago. The improvement was primarily due to increased gross profit of $22.4 million from an increase in revenues and flat cost of revenue, offset partially by increased operating expenses as previously described.

Loss from operations was $23.8 million for the six months ended September 30, 2021 compared to $52.9 million for the same period a year ago. Operating margin was a negative 9.7% for the six-months ended September 30, 2021 compared to a negative 25.9% for the same period a year ago. The improvement was primarily due to increased gross profit of $42.2 million from an increase in revenues and flat cost of revenue, offset partially by increased operating expenses as previously described.

Other Income and Income Taxes

Total other income was $0.2 million for the quarter ended September 30, 2021 compared to other loss of $0.2 million for the same quarter a year ago.

Total other income was $30.8 million for the six months ended September 30, 2021 compared to $0.2 million for the same period a year ago. The current year amount includes a $30.1 million gain related to a $31.0 million cash distribution received from our retained profits interest in a previous disposition. The retained profits distribution was associated with a retained profits interest from our July 2015 disposition of our former IT Outsourcing business. Excluding this gain, other income for both periods primarily consists of interest income from invested cash balances and net foreign exchange transaction gains and losses.

Income tax expense was $0.4 million on a pretax loss of $6.0 million for the quarter ended September 30, 2021, resulting in a negative 7% effective tax rate. This compares to an income tax benefit of $3.1 million on a pretax loss of $27.1 million, or an 11% effective tax rate in the same quarter a year ago. Due to the enactment of the CARES Act on March 27, 2020 and its loss carryback provisions, in fiscal 2021 the Company was able to benefit from its prior year losses.

Income tax benefit was $4.0 million on pretax income of $7.0 million for the six months ended September 30, 2021, resulting in a negative 57% effective tax rate. This compares to a prior year period income tax benefit of $6.9 million on a pretax loss of $52.6 million, or a 13% effective tax rate. During the six months ended September 30, 2021, the Company released $2.6 million in tax contingency reserves as a result of the expiration of statutes of limitation. Due to the enactment of the CARES Act and its loss carryback provisions, in fiscal 2021 the Company was able to benefit from its prior year losses.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At September 30, 2021, approximately $13.9 million of the total cash balance of $535.6 million, or approximately 2.6%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $130.9 million at September 30, 2021, an increase of $16.7 million, compared to $114.3 million at March 31, 2021. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 95 days at September 30, 2021, compared to 86 days at March 31, 2021. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data providers is not reflected as an offset to accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also continuing to actively evaluate the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable.

Working capital at September 30, 2021 totaled $638.3 million, a $22.1 million decrease when compared to $660.5 million at March 31, 2021.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the six months ended
	September 30,
	2021	2020

Net cash used in operating activities	$(6,340)	$(17,363)
Net cash provided by (used in) investing activities	$21,329	$(5,934)
Net cash used in financing activities	$(52,341)	$(44,506)

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

In the six months ended September 30, 2021, net cash used in operating activities of $6.3 million resulted primarily from net earnings adjusted for non-cash items of $31.7 million offset by cash used by operating assets and liabilities of $38.0 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts payable and other liabilities of $35.5 million, accounts receivable of $18.1 million and deferred commissions of $5.4 million partially offset by favorable changes in other assets of $22.0 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to the growth in our Subscription and Marketplace and Other revenue and the timing of cash receipts from clients. The change in other assets was impacted by fiscal 2021 year-end prepayments of expenses to take advantage of cash tax savings opportunities.

In the six months ended September 30, 2020, net cash used in operating activities of $17.4 million resulted primarily from net earnings adjusted for non-cash items of $12.3 million offset by cash used by operating assets and liabilities of $29.7 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts payable and other liabilities of $20.7 million, accounts receivable of $9.6 million and deferred commissions of $3.4 million partially offset by favorable changes in other assets of $7.7 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to the growth in our Subscription and Marketplace and Other revenue and the timing of cash receipts from clients. The change in other assets was negatively impacted by a $10 million data revenue share prepayment to a data partner.

Investing Activities

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth and acquisitions. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities and acquisitions.

In the six months ended September 30, 2021, net cash provided by investing activities of $21.3 million consisted of a $31.0 million distribution received from a retained profits interest in a previous disposition, offset partially by net cash paid in the Diablo acquisition of $8.4 million and capital expenditures of $1.3 million.

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

In the six months ended September 30, 2021, net cash used in financing activities was $52.3 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $44.1 million (1.0 million shares), and $12.5 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $4.3 million from the sale of common stock from our equity compensation plans.

In the six months ended September 30, 2020, net cash used in financing activities was $44.5 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $42.3 million (1.3 million shares), and $5.8 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $3.6 million from the sale of common stock from our equity compensation plans.

Off-Balance Sheet Items and Commitments

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the six months ended September 30, 2021, the Company repurchased 1.0 million shares of its common stock for $44.1 million under the stock repurchase program. Through September 30, 2021, the Company had repurchased a total of 29.2 million shares of its stock for $717.6 million under the stock repurchase program, leaving remaining capacity of $282.4 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at September 30, 2021.  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software-as-a-service arrangements. The tables do not include the future payment of liabilities related to uncertain tax positions of $23.9 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2022 represent the remaining six months ending March 31, 2022. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Operating leases	$5,230	$7,001	$7,443	$6,043	$6,057	$51,193

Future minimum payments as of September 30, 2021 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Remainder of Fiscal 2022: $1,314; Fiscal 2023: $2,663; Fiscal 2024: $2,699; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Purchase commitments	$37,009	$53,189	$46,172	$44,342	$33,150	$213,862

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2021, as compared with those discussed in the Company's 2021 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, we have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	299,674	$41.04	299,674	$285,067,226
August 1, 2021 - August 31, 2021	67,185	$40.20	67,185	$282,366,638
September 1, 2021 - September 30, 2021	—	$—	—	$282,366,638
Total	366,859	$40.89	366,859

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through September 30, 2021, the Company had repurchased a total of 29.2 million shares of its stock for $717.6 million, leaving remaining capacity of $282.4 million under the stock repurchase program.

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2021 and March 31, 2021, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2021, (v) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2020, (vi) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2021 and 2020, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: November 2, 2021	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)