Form 10-Q
period 2021-12-31
LiveRamp Holdings, Inc.
filed 2022-02-09
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2021
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of February 3, 2022 was 68,170,162.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
December 31, 2021

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
•the possibility that we will not be able to properly motivate our sales force or other employees;
•the possibility that we may not be able to attract and retain qualified technical and leadership employees, or that we may lose key employees to other organizations;
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
•the possibility that there will be changes in the judicial, legislative, regulatory, accounting, cultural and consumer environments affecting our business, including but not limited to litigation, investigations, legislation, regulations and customs impairing our ability to collect, process, manage, aggregate, store and/or use data;
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
•the possibility that we may experience a loss of data center capacity or capability or interruption of telecommunication links or power sources;
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
•general and global negative conditions, including the COVID-19 pandemic and related causes; and
•our tax rate and other effects of changes to U.S. federal tax law.

With respect to the provision of products or services outside our primary base of operations in the United States, all of the above factors apply, along with the difficulty of doing business in numerous sovereign jurisdictions due to differences in scale, competition, culture, laws and regulations.

Other factors are detailed from time to time in periodic reports and registration statements filed with the SEC.  The Company believes that it has the product and technology offerings, facilities, employees and competitive and financial resources for continued business success, but future revenues, costs, margins and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2021	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$552,959	$572,787
Restricted cash	8,731	8,900
Trade accounts receivable, net	156,827	114,284
Refundable income taxes	62,679	65,692
Other current assets	40,584	64,052
Total current assets	821,780	825,715

Property and equipment, net of accumulated depreciation and amortization	10,586	11,957
Intangible assets, net	31,536	39,730
Goodwill	363,789	357,446
Deferred commissions, net	29,483	22,619
Other assets, net	85,361	30,854
	$1,342,535	$1,288,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$71,655	$39,955
Accrued payroll and related expenses	32,496	46,438
Other accrued expenses	56,221	58,353
Acquisition escrow payable	8,731	8,900
Deferred revenue	14,933	11,603
Total current liabilities	184,036	165,249

Other liabilities	88,085	42,389
Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock	—	—
Common stock	14,925	14,781
Additional paid-in capital	1,689,172	1,630,072
Retained earnings	1,450,385	1,454,826
Accumulated other comprehensive income	5,890	7,522
Treasury stock, at cost	(2,089,958)	(2,026,518)
Total stockholders' equity	1,070,414	1,080,683
	$1,342,535	$1,288,321

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues	$140,604	$119,753	$386,932	$323,851
Cost of revenue	38,557	37,085	107,951	106,447
Gross profit	102,047	82,668	278,981	217,404
Operating expenses:
Research and development	41,870	30,608	112,434	88,632
Sales and marketing	46,324	43,904	127,812	124,236
General and administrative	27,639	23,943	75,008	71,806
Gains, losses and other items, net	—	(6)	1,296	1,370
Total operating expenses	115,833	98,449	316,550	286,044
Loss from operations	(13,786)	(15,781)	(37,569)	(68,640)
Total other income (expense), net	(241)	(86)	30,510	152
Loss before income taxes	(14,027)	(15,867)	(7,059)	(68,488)
Income tax expense (benefit)	1,348	(4,142)	(2,618)	(11,067)
Net loss	$(15,375)	$(11,725)	$(4,441)	$(57,421)

Basic loss per share	$(0.23)	$(0.18)	$(0.07)	$(0.87)

Diluted loss per share	$(0.23)	$(0.18)	$(0.07)	$(0.87)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Net loss	$(15,375)	$(11,725)	$(4,441)	$(57,421)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(86)	870	(1,632)	2,069
Comprehensive loss	$(15,461)	$(10,855)	$(6,073)	$(55,352)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2021
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2021	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at September 30, 2021	148,870,184	$14,887	$1,669,461	$1,465,760	$5,976	(80,831,781)	$(2,083,137)	$1,072,947
Employee stock awards, benefit plans and other issuances	71,721	7	1,898	—	—	(31,264)	(1,674)	231
Non-cash stock-based compensation	6,815	1	17,843	—	—	—	—	17,844
Restricted stock units vested	303,169	30	(30)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(115,046)	(5,147)	(5,147)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(86)	—	—	(86)
Net loss	—	—	—	(15,375)	—	—	—	(15,375)
Balances at December 31, 2021	149,251,889	$14,925	$1,689,172	$1,450,385	$5,890	(80,978,091)	$(2,089,958)	$1,070,414

For the nine months ended December 31, 2021
Balances at March 31, 2021	147,814,965	$14,781	$1,630,072	$1,454,826	$7,522	(79,585,710)	$(2,026,518)	$1,080,683
Employee stock awards, benefit plans and other issuances	237,951	24	6,159	—	—	(280,521)	(14,216)	(8,033)
Non-cash stock-based compensation	44,729	5	43,233	—	—	—	—	43,238
Restricted stock units vested	895,230	89	(89)	—	—	—	—	—
Acquisition-related restricted stock award	40,600	4	(4)	—	—	—	—	—
Liability-classified restricted stock units vested	218,414	22	9,801	—	—	—	—	9,823
Acquisition of treasury stock	—	—	—	—	—	(1,111,860)	(49,224)	(49,224)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(1,632)	—	—	(1,632)
Net loss	—	—	—	(4,441)	—	—	—	(4,441)
Balances at December 31, 2021	149,251,889	$14,925	$1,689,172	$1,450,385	$5,890	(80,978,091)	$(2,089,958)	$1,070,414

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,441)	$(57,421)
Non-cash operating activities:
Depreciation and amortization	18,231	21,464
Loss on disposal or impairment of assets	142	334
Gain on distribution from retained profits interest	(30,235)	—
Provision for doubtful accounts	3,127	3,346
Deferred income taxes	(456)	—
Non-cash stock compensation expense	61,475	64,583
Changes in operating assets and liabilities:
Accounts receivable, net	(45,876)	(26,646)
Deferred commissions	(6,864)	(5,082)
Other assets	22,077	7,511
Accounts payable and other liabilities	(2,471)	(6,847)
Income taxes, net	998	(8,982)
Deferred revenue	3,426	5,067
Net cash provided by (used in) operating activities	19,133	(2,673)

Cash flows from investing activities:
Capital expenditures	(2,619)	(1,806)
Cash paid in acquisitions, net of cash received	(10,376)	(17,748)
Distribution from retained profits interest	31,184	—
Purchases of investments	—	(3,000)
Purchases of strategic investments	—	(2,200)
Net cash provided by (used in) investing activities	18,189	(24,754)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	6,183	8,676
Shares repurchased for tax withholdings upon vesting of stock-based awards	(14,216)	(9,382)
Acquisition of treasury stock	(49,224)	(42,312)
Net cash used in financing activities	(57,257)	(43,018)

Effect of exchange rate changes on cash	(62)	1,220

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended
	December 31,
	2021	2020

Net change in cash and cash equivalents	(19,997)	(69,225)
Cash and cash equivalents at beginning of period	581,687	732,626
Cash and cash equivalents at end of period	$561,690	$663,401

Supplemental cash flow information:
Cash (received) for income taxes, net	$(2,815)	$(2,092)
Operating lease assets obtained in exchange for operating lease liabilities	52,902	255

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

Due to the COVID-19 Coronavirus pandemic ("COVID-19" or "COVID-19 pandemic"), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of December 31, 2021. While there was not a material impact to our condensed consolidated financial statements as of and for the nine months ended December 31, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to our condensed consolidated financial statements in future reporting periods.

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
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Basic loss per share:
Net loss	$(15,375)	$(11,725)	$(4,441)	$(57,421)

Basic weighted-average shares outstanding	68,190	66,523	68,187	66,034

Basic loss per share	$(0.23)	$(0.18)	$(0.07)	$(0.87)

Diluted loss per share:
Basic weighted-average shares outstanding	68,190	66,523	68,187	66,034
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	—	—
Diluted weighted-average shares outstanding	68,190	66,523	68,187	66,034

Diluted loss per share	$(0.23)	$(0.18)	$(0.07)	$(0.87)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was (i) 1.7 million and 1.4 million in the three and nine months ended December 31, 2021, respectively and (ii) 3.3 million and 2.6 million in the three and nine months ended December 31, 2020, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Number of shares underlying restricted stock units	484	—	787	141

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the nine months ended December 31, 2021, the Company repurchased 1.1 million shares of its common stock for $49.2 million under the stock repurchase program.  Through December 31, 2021, the Company had repurchased a total of 29.4 million shares of its stock for $722.8 million under the stock repurchase program, leaving remaining capacity of $277.2 million.

Accumulated other comprehensive income balances of $5.9 million and $7.5 million at December 31, 2021 and March 31, 2021, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the nine months ended December 31,
Primary Geographical Markets	2021	2020
United States	$363,446	$303,893
Europe	18,507	16,370
Asia-Pacific ("APAC")	4,979	3,588
	$386,932	$323,851

Major Offerings/Services
Subscription	$313,046	$262,130
Marketplace and Other	73,886	61,721
	$386,932	$323,851

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $380.0 million as of December 31, 2021, of which $289.3 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2026.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Right-of-use assets included in other assets, net	$58,751	$11,731
Short-term lease liabilities included in other accrued expenses	$7,158	$9,608
Long-term lease liabilities included in other liabilities	$52,997	$4,158

Supplemental balance sheet information:
Weighted average remaining lease term	6.7 years	1.8 years
Weighted average discount rate	3.6%	5.0%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2030. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $8.1 million and $8.7 million for the nine months ended December 31, 2021 and 2020, respectively.

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

In the quarter ended December 31, 2021, the Company negotiated lease extensions at one other leased office space location and new leases for two other office locations. The lease periods ranged from 7 to 8 years. As a result, approximately $17.2 million of right-of-use assets and lease liabilities were recognized in the condensed consolidated balance sheets and as supplemental information to the condensed consolidated statements of cash flows.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of December 31, 2021 are as follows (dollars in thousands):

Amount
Fiscal 2022	$2,632
Fiscal 2023	7,638
Fiscal 2024	10,336
Fiscal 2025	9,500
Fiscal 2026	10,062
Thereafter	28,364
Total undiscounted lease commitments	68,532
Less: Interest and short-term leases	8,377
Total discounted operating lease liabilities	$60,155

Future minimum payments as of December 31, 2021 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 14) are as follows (dollars in thousands): Fiscal 2022: $661; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

5.    ACQUISITIONS:

Rakam

On December 13, 2021, the Company completed the acquisition of certain technology assets owned by Rakam, Inc. ("Rakam") for approximately $2.2 million in cash (including a holdback amount of $0.2 million included in other accrued expenses in the condensed consolidated balance sheet - see Note 8). The technology asset is a cloud-agnostic customer data analytics platform that is deployed direct in the client's data warehouse. The purchased technology will be embedded into the Company's platform, enabling us to provide a single, unified segmentation solution and enable our clients to generate real-time insights and create custom audiences wherever their data resides.

The Company concluded the acquired assets did not meet the definition of a business under ASU 2017-01, "Clarifying the Definition of a Business", and therefore has accounted for the acquisition as an asset acquisition. The purchased asset was recorded as a $2.2 million developed technology intangible asset included in other assets, net in the condensed consolidated balance sheet and will be amortized over a period of three years based on its estimated useful life.

In connection with acquisition, the Company extended employment agreements and granted $2.6 million of restricted stock units to two key Rakam employees (see Note 6). The restricted stock units will vest over four years and are not considered part of the asset purchase price as they require future service and continued employment by those individuals to vest.

Diablo

On April 21, 2021, the Company completed the acquisition of Diablo.ai, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $9.7 million in cash (including a holdback amount of $1.2 million included in other accrued expenses in the condensed consolidated balance sheet - see Note 8). The acquisition also included $1.9 million of assumed restricted stock awards that will be recorded as non-cash stock compensation over a period of three years (see Note 6). Diablo's technology will be embedded into our unified platform and will play an integral role in our global identity capability. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for this acquisition are included in the Company's condensed consolidated results beginning April 21, 2021.

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

6.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 39.1 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At December 31, 2021, there were a total of 3.0 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the nine months ended December 31, 2021 and 2020, by award type, was (dollars in thousands):

	For the nine months ended
	December 31,
	2021	2020
Stock options	$1,541	$1,841
Restricted stock units	37,810	40,488
Diablo restricted stock awards	660	—
Data Plus Math ("DPM") acquisition consideration holdback	6,092	6,000
Pacific Data Partners ("PDP") assumed performance plan	6,826	13,791
Acuity performance plan	1,558	1,428
DataFleets acquisition consideration holdback	4,529	—
Other stock-based compensation	2,459	1,035
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	61,475	64,583
Less expense related to liability-based equity awards	(18,237)	(19,666)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$43,238	$44,917

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the nine months ended
	December 31,
	2021	2020
Cost of revenue	$2,906	$2,676
Research and development	21,796	20,975
Sales and marketing	20,871	25,568
General and administrative	15,902	15,364
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$61,475	$64,583

The following table provides the expected future expense for all of the Company's outstanding equity awards at December 31, 2021, by award type. The amount for 2022 represents the remaining three months ending March 31, 2022. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Stock options	$396	$1,187	$720	$158	$—	$2,461
Restricted stock units	19,445	70,477	53,766	35,846	9,174	188,708
Diablo restricted stock awards	133	518	519	89	—	1,259
DPM acquisition consideration holdback	2,032	2,030	—	—	—	4,062
PDP assumed performance plan	2,275	—	—	—	—	2,275
Acuity performance plan	354	815	165	—	—	1,334
DataFleets acquisition consideration holdback	1,510	6,039	5,284	—		12,833
Other stock-based compensation	544	362	—	—	—	906
Expected future expense	$26,689	$81,428	$60,454	$36,093	$9,174	$213,838

Stock Options Activity

Stock option activity for the nine months ended December 31, 2021 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2021	844,045	$15.31
Exercised	(93,167)	$9.99		$3,730
Forfeited or canceled	(934)	$2.39
Outstanding at December 31, 2021	749,944	$15.99	2.5	$23,967
Exercisable at December 31, 2021	710,215	$16.83	2.2	$22,104

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on December 31, 2021.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of December 31, 2021 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	98,014	5.8 years	$1.19	58,285	$1.29
$10.00	—	$19.99	346,807	2.0 years	$15.50	346,807	$15.50
$20.00	—	$24.99	305,123	2.0 years	$21.31	305,123	$21.31
			749,944	2.5 years	$15.99	710,215	$16.83

Diablo Restricted Stock Awards

During the nine months ended December 31, 2021, in connection with the acquisition of Diablo, the Company replaced the unvested outstanding restricted stock shares held by a Diablo employee immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. The conversion calculation resulted in issuance of 40,600 replacement restricted stock shares having an acquisition-date fair value of $1.9 million. The restricted shares vest subject to post-combination service requirements. As a result, the acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the approximate three-year vesting period of the awards.

Changes in the Company's restricted stock for the nine months ended December 31, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2021	—	$—
Diablo replacement restricted stock award	40,600	$47.29
Vested	(12,992)	$47.29
Unvested restricted stock awards at December 31, 2021	27,608	$47.29	2.42

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the nine months ended December 31, 2021, the Company granted time-vesting RSUs covering 2,753,140 shares of common stock and having a fair value at the date of grant of $132.7 million. The RSUs granted in the current year primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in the current fiscal year were units related to the Diablo acquisition and the Rakam acquisition (see Note 5). Following the closing of the Diablo acquisition, the Company granted new awards of RSUs, covering 98,442 shares of common stock having a grant date fair value of $4.7 million, to select employees to induce them to accept employment with the Company. In connection with the Rakam acquisition, the Company extended employment agreements and granted new awards of RSUs, covering 55,927 shares of common stock having a grant date fair value of $2.6 million, to two key Rakam employees.

RSU activity for the nine months ended December 31, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2021	2,692,243	$45.96	2.76
Granted	2,753,140	$48.19
Vested	(407,674)	$41.04
Forfeited or canceled	(861,464)	$46.39
Outstanding at December 31, 2021	4,176,245	$47.82	2.95

The total fair value of RSUs vested during the nine months ended December 31, 2021 was $20.7 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2022 plans:
During the nine months ended December 31, 2021, the Company granted PSUs covering 249,152 shares of common stock having a fair value at the date of grant of $12.6 million. The grants were made under three separate performance plans.

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

The initial measurement date for the fiscal 2021 operating metrics performance plan was June 30, 2021. Through December 31, 2021 performance measurements have resulted in an accumulated 50% achievement, or 71,668 total earned units under this plan. Of the earned amount, one-half will vest immediately, while the remaining one-half will vest one year later. As of December 31, 2021, there remains a maximum potential of 208,748 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2023.

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

Units under the Company's fiscal 2020 compound revenue growth PSU plan will reach maturity of their relevant performance period at March 31, 2022. 82,494 units may vest in a number of shares from 0% to 200% of the award, based on attainment of the Company's three-year revenue compound annual growth rate target for the period from April 1, 2019 to March 31, 2022. Performance measurement through December 31, 2021 indicates no attainment at the end of the performance period.

Fiscal 2019 plans:
Through December 31, 2021, the compensation committee has previously approved quarterly performance measurements totaling 90% attainment under this plan. Net of forfeitures, this resulted in a total of 232,063 units earned. Performance measurement through December 31, 2021 indicates cumulative performance attainment of 91% which, if approved by the compensation committee, will bring the total units earned under the plan, net of forfeitures, to 233,153 units. As of December 31, 2021, there remains a maximum potential of 240,292 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through September 30, 2022.

PSU activity for the nine months ended December 31, 2021 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2021	631,869	$49.74	1.54
Granted	249,152	$50.54
Vested	(135,168)	$45.54
Forfeited or canceled	(138,774)	$48.10
Outstanding at December 31, 2021	607,079	$51.37	1.29

The total fair value of PSUs vested in the nine months ended December 31, 2021 was $6.6 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Acquisition-related Performance Plan

Through December 31, 2021, the Company has recognized a total of $3.8 million as stock-based compensation expense related to the Acuity performance earnout plan. At December 31, 2021, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $2.1 million. The next annual settlement of $1.7 million is expected to occur in the second quarter of fiscal 2023.

Acquisition-related Consideration Holdback

Through December 31, 2021, the Company has recognized a total of $5.3 million as stock-based compensation expense related to the DataFleets consideration holdback. At December 31, 2021, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $5.3 million. The first annual settlement of $6.0 million is expected to occur in the fourth quarter of fiscal 2022.

Through December 31, 2021, the Company has recognized a total of $20.3 million as stock-based compensation expense related to the DPM consideration holdback. At December 31, 2021, the recognized, but unpaid, balance related to the DPM consideration holdback in the condensed consolidated balance sheet was $4.1 million. The next and final annual settlement of $8.1 million is expected to occur at the end of the first quarter of fiscal 2023.

PDP Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan").

Through December 31, 2021, the Company has recognized a total of $63.3 million as stock-based compensation expense related to the PDP RSU plan. At December 31, 2021, the recognized, but unpaid, balance related to the liability-classified PDP RSU plan in other accrued expenses in the condensed consolidated balance sheet was $6.1 million. The final annual settlement is expected to occur in the fourth quarter of fiscal 2022.

Qualified Employee Stock Purchase Plan ("ESPP")

During the nine months ended December 31, 2021, 103,447 shares of common stock were purchased under the ESPP at a weighted-average price of $41.44 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $1.3 million for the nine months ended December 31, 2021. At December 31, 2021, there was approximately $0.9 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Prepaid expenses and other	$15,552	$31,659
Share receivable for cash settlement of withheld income tax withholdings on equity award	—	9,055
Certificates of deposit	7,500	7,500
Assets of non-qualified retirement plan	17,532	15,838
Other current assets	$40,584	$64,052

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Long-term prepaid revenue share	$15,546	$8,127
Right-of-use assets (see Note 4)	58,751	11,731
Deferred tax asset	641	663
Deposits	3,911	2,745
Strategic investments	5,700	5,700
Other miscellaneous noncurrent assets	812	1,888
Other assets, net	$85,361	$30,854

In conjunction with the July 2015 disposition of our former IT outsourcing business, we retained a profits interest previously recognized at $0.7 million within miscellaneous noncurrent assets at March 31, 2021. In the nine months ended December 31, 2021, we recorded a $30.5 million gain included in total other income in the condensed consolidated statement of operations related to a $31.2 million cash distribution received from the settlement of this retained profits interest.

8.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Liabilities of non-qualified retirement plan	$17,532	$15,838
Short-term lease liabilities (see Note 4)	7,158	9,608
PDP performance plan liability (see Note 6)	6,058	—
DPM consideration holdback (see Note 6)	4,061	6,092
Acuity performance earnout liability (see Note 6)	2,066	2,208
DataFleets consideration holdback (see Note 6)	5,284	755
Diablo consideration holdback (see Note 5)	1,200	—
Rakam consideration holdback (see Note 5)	223	—
Other miscellaneous accrued expenses	12,639	23,852
Other accrued expenses	$56,221	$58,353

9.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	December 31, 2021	March 31, 2021
Leasehold improvements	$27,375	$26,024
Data processing equipment	9,866	9,053
Office furniture and other equipment	9,425	9,207
	46,666	44,284
Less accumulated depreciation and amortization	36,080	32,327
Property and equipment, net of accumulated depreciation and amortization	$10,586	$11,957

Depreciation expense on property and equipment was $4.2 million and $7.0 million for the nine months ended December 31, 2021 and 2020, respectively.

10.    GOODWILL:

Changes in goodwill for the nine months ended December 31, 2021 were as follows (dollars in thousands):

Total
Balance at March 31, 2021	$357,446
Acquisition of Diablo	7,012
Change in foreign currency translation adjustment	(669)
Balance at December 31, 2021	$363,789

Goodwill by geography as of December 31, 2021 was:

Total
U.S.	$360,570
APAC	3,219
Balance at December 31, 2021	$363,789

11.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	December 31, 2021	March 31, 2021
Developed technology, gross	$84,195	$78,547
Accumulated amortization	(65,943)	(60,424)
Net developed technology	$18,252	$18,123

Customer relationship/Trade name, gross	$43,985	$43,506
Accumulated amortization	(40,337)	(37,510)
Net customer/trade name	$3,648	$5,996

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(30,164)	(24,189)
Net publisher relationship	$9,636	$15,611

Total intangible assets, gross	$167,980	$161,853
Total accumulated amortization	(136,444)	(122,123)
Total intangible assets, net	$31,536	$39,730

Total amortization expense related to intangible assets was $13.9 million for the nine months ended December 31, 2021 and 2020, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for 2022 represents the remaining three months ending March 31, 2022 (dollars in thousands):

Fiscal Year:
2022	$4,995
2023	16,867
2024	6,653
2025	3,021
$31,536

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	December 31, 2021	March 31, 2021
Uncertain tax positions	$24,135	$26,156
Long-term lease liabilities (see Note 4)	52,997	4,158
Restructuring accruals	3,847	4,510
Other	7,106	7,565
Other liabilities	$88,085	$42,389

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

We are monitoring the continuing impacts from the COVID-19 pandemic on our customers and various counterparties and have considered these risks in establishing our reserve balance as of December 31, 2021.

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the nine months ended December 31, 2021	$7,617	$3,127	$—	$(1,121)	$9,623

14.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the Company's restructuring activity for the nine months ended December 31, 2021 (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2021	$825	$3,918	$4,743
Restructuring charges and adjustments	—	—	—
Payments	(778)	(663)	(1,441)
Balances at December 31, 2021	$47	$3,255	$3,302

Employee-related Restructuring Plans

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. The remaining employee-related charges are expected to be paid out during fiscal 2022.

Lease-related Restructuring Plans

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through December 31, 2021, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $3.3 million remained accrued at December 31, 2021.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Restructuring plan charges and adjustments	$—	$(5)	$—	$1,197
Early contract terminations	—	—	1,042	—
Other	—	(1)	254	173
	$—	$(6)	$1,296	$1,370

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

Commitments

The following table presents the Company’s purchase commitments at December 31, 2021.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software-as-a-service arrangements. The table does not include the future payment of liabilities related to uncertain tax positions of $24.1 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Purchase commitments	$20,832	$55,640	$46,903	$44,690	$33,150	$—	$201,215

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

16.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of December 31, 2021, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions. During the nine months ended December 31, 2021, the Company recorded a $2.6 million tax benefit related to the release of tax contingency reserves due to the expiration of statutes of limitation.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at December 31, 2021 and March 31, 2021 (dollars in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$17,532	$—	$—	$17,532
Total	$17,532	$—	$—	$17,532

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,838	$—	$—	$15,838
Total	$15,838	$—	$—	$15,838

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $5.7 million of strategic investments without readily determinable fair values at December 31, 2021 and March 31, 2021, respectively (see Note 7). These investments are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the nine months ended December 31, 2021 and 2020, respectively.

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph powered by our Authenticated Traffic Solution (or ATS) associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 125 supply-side platforms live or committed to bid on RampID and ATS. In addition, to date more than 500 publishers, representing more than 8,000 publisher domains, have integrated ATS worldwide.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 890 direct subscription customers world-wide, including approximately 22% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

COVID-19 Update

The COVID-19 pandemic has continued to spread across the world. The pandemic and the public health measures taken in response to it have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. We are continuing to monitor the actual and potential effects of the pandemic, including the impact of variants of COVID-19, such as the Delta and Omicron variants, across our business. Because these effects are dependent on highly uncertain future developments, including the duration, spread and severity of the outbreak, the actions taken to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume, they are extremely difficult to predict, and it is not possible at this time to estimate the full impact that COVID-19 could have on our business going forward.

Beginning in mid-March 2020, we have taken a number of precautionary measures to ensure the health and safety of our employees, partners and customers. We shifted to a remote workplace, requiring nearly all employees to work from home. We suspended all business travel other than for essential functions. We cancelled or replaced planned events with virtual-only experiences. We incurred expenses to support our employees working from home, including reimbursements for home office equipment. Beginning in May 2021, we began limited office openings at selected locations where COVID-related restrictions have eased, with all locations currently open subject to certain restrictions. We continue to monitor COVID-19 risks and will adjust our plans as necessary.

Summary Results and Notable Events

A financial summary of the quarter ended December 31, 2021 compared to the same period in fiscal 2021 is presented below:
•Revenues were $140.6 million, a 17.4% increase from $119.8 million in fiscal 2021.
•Cost of revenue was $38.6 million, a 4.0% increase from $37.1 million in fiscal 2021.
•Gross margin increased to 72.6% from 69.0% in fiscal 2021.
•Total operating expenses were $115.8 million, a 17.7% increase from $98.4 million in fiscal 2021.
•Cost of revenue and operating expenses for the third fiscal quarters of fiscal 2022 and 2021 included the following items:
◦Non-cash stock compensation of $23.8 million and $23.9 million, respectively (cost of revenue of $1.2 million and $1.0 million, respectively, and operating expenses of $22.6 million and $22.9 million, respectively)
◦Purchased intangible asset amortization of $4.6 million and $4.2 million, respectively (cost of revenue)
◦Transformation costs of $0.3 million in fiscal 2021 (general and administrative)
•Net loss was $15.4 million, or $0.23 per diluted share, in fiscal 2022 compared to $11.7 million, or $0.18 per diluted share, in fiscal 2021.
•Net cash provided by operating activities was $25.5 million in fiscal 2022 compared to $14.7 million in fiscal 2021.
•The Company repurchased 0.1 million shares of its common stock for $5.1 million during the fiscal quarter ended December 31, 2021 under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlights financial results as well as other significant events and transactions of the Company during the fiscal quarter and the nine-month period ended December 31, 2021 compared to the same periods in fiscal 2021, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2021	2020	Change	2021	2020	Change
Revenues	$140,604	$119,753	17	$386,932	$323,851	19
Cost of revenue	38,557	37,085	4	107,951	106,447	1
Gross profit	102,047	82,668	23	278,981	217,404	28
Total operating expenses	115,833	98,449	18	316,550	286,044	11
Loss from operations	(13,786)	(15,781)	13	(37,569)	(68,640)	45
Total other income (expense), net	$(241)	$(86)	(180)	30,510	152	NA
Net loss	$(15,375)	$(11,725)	(31)	(4,441)	(57,421)	92
Diluted loss per share	$(0.23)	$(0.18)	(28)	$(0.07)	$(0.87)	93

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2021	2020	Change	2021	2020	Change
Revenues:
Subscription	$111,116	$93,431	19	$313,046	$262,130	19
Marketplace and Other	29,488	26,322	12	73,886	61,721	20
Total revenues	$140,604	$119,753	17	$386,932	$323,851	19

Total revenues for the quarter ended December 31, 2021 were $140.6 million, a $20.9 million or 17.4% increase from the same quarter a year ago. The increase was due to Subscription revenue growth of $17.7 million, or 18.9%, primarily due to new logo deals, upsell to existing customers and higher variable revenue. Marketplace and Other revenue growth was $3.2 million, or 12.0%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $19.7 million, or 17.5%. International revenue increased $1.1 million, or 15.4%.

Total revenues for the nine months ended December 31, 2021 were $386.9 million, a $63.1 million or 19.5% increase from the same period a year ago. The increase was due to Subscription revenue growth of $50.9 million, or 19.4%, primarily due to new logo deals, upsell to existing customers and higher variable revenue. Marketplace and Other revenue growth was $12.2 million, or 19.7%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $59.6 million, or 19.6%. International revenue increased $3.5 million, or 17.7%.

Subscription revenue will be negatively impacted by approximately $6 million during the remainder of fiscal year 2022 as we have transitioned a few platform customer relationships that license cookie-based components of our digital identity graph to alternative solutions. This small customer set licensed our digital graph to support their own identity solutions. As such, our overall subscription growth will be impacted by these contract changes. The quarter ending March 31, 2022 is the final quarter of impact on year-over-year growth metrics.

Cost of revenue and Gross profit

The Company’s cost of revenue and gross profit for each of the fiscal periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2021	2020	Change	2021	2020	Change
Cost of revenue	$38,557	$37,085	4	$107,951	$106,447	1
Gross profit	$102,047	$82,668	23	$278,981	$217,404	28
Gross margin (%)	72.6%	69.0%	5	72.1%	67.1%	7

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $38.6 million for the quarter ended December 31, 2021, a $1.5 million, or 4.0%, increase from the same quarter a year ago. Gross margins increased to 72.6% compared to 69.0% in the prior year quarter. The gross margin increase was due to revenue growth with relatively flat cost of revenue. Cost of revenue was relatively flat due to identity graph optimizations. U.S. gross margins increased to 74.0% in the current year from 69.9% in the prior year. International gross margins decreased to 50.8% from 56.0%.

Cost of revenue was $108.0 million for the nine months ended December 31, 2021, a $1.5 million, or 1.4%, increase from the same period a year ago. Gross margins increased to 72.1% compared to 67.1% in the prior year. The gross margin increase was due to revenue growth with relatively flat cost of revenue. Cost of revenue was relatively flat due to identity graph optimizations. U.S. gross margins increased to 73.5% in the current year from 68.2% in the prior year. International gross margins decreased to 50.8% from 50.9%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$41,870	$30,608	37	$112,434	$88,632	27
Sales and marketing	46,324	43,904	6	127,812	124,236	3
General and administrative	27,639	23,943	15	75,008	71,806	4
Gains, losses and other items, net	—	(6)	100	1,296	1,370	(5)
Total operating expenses	$115,833	$98,449	18	$316,550	$286,044	11

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $41.9 million for the quarter ended December 31, 2021, an increase of $11.3 million, or 36.8%, compared to the same quarter a year ago, and are 29.8% of total revenues compared to 25.6% in the prior year quarter. Current period expenses included $9.3 million of stock-based compensation expense compared to $7.4 million in the prior period. Excluding stock-based compensation expense, R&D expenses increased $9.4 million, or 40.4%, and are 23.2% of revenues compared to 19.4% in the prior year. The increase is due primarily to headcount investments (employee related expenses increased $5.7 million) and professional services ($2.1 million).

R&D expenses were $112.4 million for the nine months ended December 31, 2021, an increase of $23.8 million, or 26.9%, compared to the same period a year ago, and are 29.1% of total revenues compared to 27.4% in the prior year. Current period expenses included $21.8 million of stock-based compensation expense compared to $21.0 million in the prior period. Excluding stock-based compensation expense, R&D expenses increased $23.0 million, or 34.0%, and are 23.4% of revenues compared to 20.9% in the prior year. The increase is due primarily to headcount investments (employee related expenses increased $12.7 million) and professional services ($6.5 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $46.3 million for the quarter ended December 31, 2021, an increase of $2.4 million, or 5.5%, compared to the same quarter a year ago, and are 32.9% of total revenues compared to 36.7% in the prior year quarter. Current quarter expenses included $7.3 million of stock-based compensation expense compared to $9.2 million in the prior period. Excluding non-cash stock compensation expense, S&M expenses increased $4.3 million, or 12.4%, and are 27.8% of revenues compared to 29.0% in the prior year. The increase is primarily due to headcount investments (employee related expenses increased $1.6 million) and professional services ($2.7 million).

S&M expenses were $127.8 million for the nine months ended December 31, 2021, an increase of $3.6 million, or 2.9%, compared to the same period a year ago, and are 33.0% of total revenues compared to 38.4% in the prior year. Current period expenses included $20.9 million of stock-based compensation expense compared to $25.6 million in the prior period. Excluding stock-based compensation expense, S&M expenses increased $8.3 million, or 8.4%, and are 27.6% of revenues compared to 30.5% in the prior year. The increase is primarily due to headcount investments (employee related expenses increased $3.5 million) and professional services ($5.2 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $27.6 million for the quarter ended December 31, 2021, an increase of $3.7 million, or 15.4%, compared to the same quarter a year ago, and are 19.7% of total revenues compared to 20.0% in the prior year quarter. Current quarter expenses included $6.0 million of stock-based compensation expense compared to $6.3 million in the prior period. Excluding stock-based compensation expense, G&A expenses increased $4.0 million, or 22.8%, and are 15.4% of revenues compared to 14.7% in the prior year. The increase is due to headcount investments (employee related expenses increased $3.8 million).

G&A expenses were $75.0 million for the nine months ended December 31, 2021, an increase of $3.2 million, or 4.5%, compared to the same period a year ago, and are 19.4% of total revenues compared to 22.2% in the prior year. Current period expenses included $15.9 million of stock-based compensation expense compared to $15.4 million in the prior period. Additionally, the prior year period included $3.9 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. Excluding stock-based compensation expense and third-party transformation costs, G&A expenses increased $6.5 million, or 12.4%, and are 15.3% of revenues compared to 16.2% in the prior year. The increase is due to headcount investments (employee related expenses increased $6.6 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

There were no material charges to gains, losses and other items, net in the quarters ended December 31, 2021 and 2020, respectively.

Gains, losses and other items, net was $1.3 million for the nine months ended December 31, 2021, a decrease of $0.1 million, or 5.4%, compared to the same period a year ago. The current year amount includes $1.0 million related to the early termination of a data provider arrangement. The prior year amount includes $1.0 million in severance and a lease settlement of $1.0 million offset by the Redwood City location reserve adjustment.

Loss from Operations and Operating Margin

Loss from operations was $13.8 million for the quarter ended December 31, 2021 compared to $15.8 million for the same quarter a year ago. Operating margin was a negative 7.7% for the fiscal quarter ended December 31, 2021 compared to a negative 13.2% for the same period a year ago. The improvement was primarily due to increased gross profit of $19.6 million from an increase in revenues and relatively flat cost of revenue, offset partially by increased operating expenses as previously described.

Loss from operations was $37.6 million for the nine months ended December 31, 2021 compared to $68.6 million for the same period a year ago. Operating margin was a negative 9.7% for the nine-months ended December 31, 2021 compared to a negative 21.2% for the same period a year ago. The improvement was primarily due to increased gross profit of $61.9 million from an increase in revenues and relatively flat cost of revenue, offset partially by increased operating expenses as previously described.

Other Income (Expense) and Income Taxes

Total other expense was $0.2 million for the quarter ended December 31, 2021 compared to $0.1 million for the same quarter a year ago. Other expense in the current quarter included other income of $0.2 million related to a cash distribution from our retained profits interest described in the following paragraph.

Total other income was $30.5 million for the nine months ended December 31, 2021 compared to $0.2 million for the same period a year ago. The current year amount includes a $30.2 million gain related to a $31.2 million cash distribution received from our retained profits interest in a previous disposition. The retained profits distribution was associated with a retained profits interest from our July 2015 disposition of our former IT outsourcing business. Excluding this gain, other income for both periods primarily consists of interest income from invested cash balances and net foreign exchange transaction gains and losses.

Income tax expense was $1.3 million on a pretax loss of $14.0 million for the quarter ended December 31, 2021, resulting in a negative 10% effective tax rate. This compares to an income tax benefit of $4.1 million on a pretax loss of $15.9 million, or a 26% effective tax rate in the same quarter a year ago. Due to the enactment of the CARES Act on March 27, 2020 and its loss carryback provisions, in fiscal 2021 the Company was able to benefit from its prior year losses.

Income tax benefit was $2.6 million on a pretax loss of $7.1 million for the nine months ended December 31, 2021, resulting in a 69% effective tax rate. This compares to a prior year period income tax benefit of $11.1 million on a pretax loss of $68.5 million, or a 16% effective tax rate. During the nine months ended December 31, 2021, the Company released $2.6 million in tax contingency reserves as a result of the expiration of statutes of limitation. Excluding the impact of the released tax contingency reserves, the effective tax rate of the nine months ended December 31, 2021 would have been 0%. Due to the enactment of the CARES Act and its loss carryback provisions, in fiscal 2021 the Company was able to benefit from its prior year losses.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At December 31, 2021, approximately $14.3 million of the total cash balance of $553.0 million, or approximately 2.6%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

On January 5, 2022, the Company received a tax refund of $31.6 million in connection with the carryback of its net operating loss for the fiscal year ended March 31, 2020.

Net accounts receivable balances were $156.8 million at December 31, 2021, an increase of $42.5 million, compared to $114.3 million at March 31, 2021. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 103 days at December 31, 2021, compared to 86 days at March 31, 2021. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data providers is not reflected as an offset to accounts receivable. Compared to March 31, 2021, DSO at December 31, 2021 was negatively impacted by approximately 8 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at December 31, 2021 totaled $637.7 million, a $22.7 million decrease when compared to $660.5 million at March 31, 2021.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the nine months ended
	December 31,
	2021	2020

Net cash provided by (used in) operating activities	$19,133	$(2,673)
Net cash provided by (used in) investing activities	$18,189	$(24,754)
Net cash used in financing activities	$(57,257)	$(43,018)

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

In the nine months ended December 31, 2021, net cash provided by operating activities of $19.1 million resulted primarily from net earnings adjusted for non-cash items of $47.8 million offset by cash used by operating assets and liabilities of $28.7 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $45.9 million, deferred commissions of $6.9 million and accounts payable and other liabilities of $2.5 million, partially offset by favorable changes in other assets of $22.1 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in other assets was impacted by fiscal 2021 year-end prepayments of expenses to take advantage of cash tax savings opportunities.

In the nine months ended December 31, 2020, net cash used in operating activities of $2.7 million resulted primarily from net earnings adjusted for non-cash items of $32.3 million offset by cash used by operating assets and liabilities of $35.0 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $26.6 million, accounts payable and other liabilities of $6.8 million, and deferred commissions of $5.1 million partially offset by favorable changes in other assets of $7.5 million and deferred revenue of $5.1 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients. The change in accounts payable and other liabilities is primarily due to the timing of payments to suppliers. The change in other assets was impacted by a $10 million data revenue share prepayment to a data partner.

Investing Activities

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth and acquisitions. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities and acquisitions.

In the nine months ended December 31, 2021, net cash provided by investing activities of $18.2 million consisted of a $31.2 million distribution received from a retained profits interest in a previous disposition, offset partially by net cash paid in the Diablo acquisition of $8.4 million, the acquisition of technology assets from Rakam of $2.0 million, and capital expenditures of $2.6 million.

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

In the nine months ended December 31, 2021, net cash used in financing activities was $57.3 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $49.2 million (1.1 million shares), and $14.2 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $6.2 million from the sale of common stock from our equity compensation plans.

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

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the nine months ended December 31, 2021, the Company repurchased 1.1 million shares of its common stock for $49.2 million under the stock repurchase program. Through December 31, 2021, the Company had repurchased a total of 29.4 million shares of its stock for $722.8 million under the stock repurchase program, leaving remaining capacity of $277.2 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at December 31, 2021.  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software-as-a-service arrangements. The tables do not include the future payment of liabilities related to uncertain tax positions of $24.1 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2022 represent the remaining three months ending March 31, 2022. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Operating leases	$2,632	$7,638	$10,336	$9,500	$10,062	$68,532

Future minimum payments as of December 31, 2021 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Remainder of Fiscal 2022: $661; Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2022	2023	2024	2025	2026	Total
Purchase commitments	$20,832	$55,640	$46,903	$44,690	$33,150	$201,215

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2021, as compared with those discussed in the Company's 2021 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, we have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—	—	$282,366,638
November 1, 2021 - November 30, 2021	—	$—	—	$282,366,638
December 1, 2021 - December 31, 2021	115,046	$44.73	115,046	$277,220,132
Total	115,046	$44.73	115,046

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through December 31, 2021, the Company had repurchased a total of 29.4 million shares of its stock for $722.8 million, leaving remaining capacity of $277.2 million under the stock repurchase program.

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2021 and March 31, 2021, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended December 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2021, (v) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2020, (vi) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2021 and 2020, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: February 9, 2022	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)