Form 10-K
period 2022-03-31
LiveRamp Holdings, Inc.
filed 2022-05-24
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2022
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange was approximately $2,795,923,382. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of common stock, $0.10 par value per share, outstanding as of May 19, 2022 was 68,410,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) of LiveRamp Holdings, Inc. (“LiveRamp,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.liveramp.com, where copies of documents that we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically. Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Copies may also be obtained through the SEC’s EDGAR site at the website address http://www.sec.gov, or by sending a written request for copies to LiveRamp Investor Relations, 225 Bush Street, Seventeenth Floor, San Francisco, California 94104. Copies of all our SEC filings were available on our website during the past fiscal year covered by this Annual Report on Form 10-K. In addition, at the “Corporate Governance” section included in the investor relations section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Compensation, Executive, and Governance/Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company. Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth beginning on page F-2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•our expectations regarding the effect of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and other tax-related legislation on our tax provision;
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
•the possibility that there will be changes in the judicial, legislative, regulatory, accounting, cultural and consumer environments affecting our business, including but not limited to litigation, investigations, legislation, regulations and customs impairing our ability to collect, process, manage, aggregate store and/or use data;
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
•the possibility that the amount of volume-based and other transactional-based work will not be as expected;
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
•the possibility that our performance may decline and we lose advertisers and revenue as the use of "third-party cookies" or other tracking technology continues to be pressured by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users' devices, or our or our clients' ability to use data on our platform is otherwise restricted;
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

Item 1.  Business

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company with a vision of making it safe and easy for companies to use data. We provide a best-in-class enterprise data enablement platform that helps organizations better leverage customer data within and outside their four walls. Powered by core identity capabilities and an extensive network, LiveRamp enables companies and their partners to better connect, control, and activate data to transform customer experiences and generate more valuable business outcomes.

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

Industry

We are experiencing a convergence of several key industry trends that are shaping the future of how data is used to power the customer experience economy. Some of these key industry trends include:

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

•Scaled Data Assets. Quality, depth, and recency of data matter when deriving linkages between identifiers. Organizations must have access to an extensive set of data and be able to match that data with a high degree of accuracy to perform true cross-device audience targeting and measurement.

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

Data is at the center of exceptional customer experiences but is still vastly underutilized. Organizations must capture, analyze, understand – and, most importantly use – customer data to power the customer experience. By understanding which devices, email addresses, and postal addresses relate to the same individual, enterprise marketers can leverage that insight to deliver seamless experiences as consumers engage with a company across all touchpoints. At the same time, by reaching consumers at the individual level, organizations can reduce marketing waste and more easily attribute their marketing spend to actual results. Enterprise marketers recognize the huge opportunity big data brings, yet many admit they are not using their data effectively to drive their customer experience.

Our Approach

Companies want to enable better decisions, improve return on investment and deliver better experiences to their customers – and it all begins with data. However, given the rapid adoption of new platforms and channels, enterprise marketers remain plagued by fragmented data – resulting in a shallow, incomplete or incorrect understanding of the people with whom they do business. Data today is still too hard to access, too hard to make sense of and too hard to activate across all the touchpoints where it could power better decision-making and better experiences. Data fragmentation is one of the key reasons companies struggle to deliver relevant, consistent and meaningful experiences to their customers. Our mission is to break down silos and make data safe and easy to use. Leveraging our core capabilities in data access, identity resolution, connectivity and data stewardship, we create the foundation from which the ecosystem can deliver innovative products and services.

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

The LiveRamp Enterprise Platform

As depicted in the graphic below, we power the industry’s leading enterprise data enablement platform, Safe Haven. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity asset that sits at its center. Leveraging deep expertise in identity and data collaboration, the Safe Haven platform enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. This single customer view can then be enhanced and activated across any of the 550 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph powered by our Authenticated Traffic Solution (or "ATS") associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 125 supply-side platforms live or committed to bid on RampID or ATS. In addition, to date more than 1,500 publishers, representing more than 11,000 publisher domains, have integrated ATS worldwide.

•Data Collaboration. We enable trusted second-party data collaboration between organizations and their partners in a neutral, permissioned environment. Our platform provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers leveraging partner data. Advanced measurement and analytics use cases can be performed on this shared data without either party giving up control or compromising privacy.

•Data Marketplace. Our Data Marketplace provides customers with simplified access to trusted, industry- leading third-party data globally. The Safe Haven platform allows for the search, discovery and distribution of data to improve targeting, measurement, and customer intelligence. Data accessed through our Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 200 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

LiveRamp Platform

SHAPING EXPERIENCES W/DATA
BUILDING DATA FOUNDATION
MEASURING OUTCOMES
TV
Open Web Publishers
Consumer Platforms
Search
Mobile
Paid Channels
Brand Properties
Non-paid Direct
Partner
Internal
Commerce
Brand Channels
Activation
Data Collaboration
Data Foundation
Ingestion, Resolution, Enrichment, Segmentation, Analytics
Measurement
Data Access, Resolution, Translation
LIVERAMP PLATFORM
First Party
Second Party
Third Party
Authentication
Transaction Data
Event Data
Outcome Data
DATA SOURCES

©2021

LiveRamp

Consumer privacy and data protection, what we call Data Ethics, are at the center of how we design our products and services. Accordingly, the Safe Haven platform operates with technical, operational, and personnel controls designed to keep our customers’ data private and secure.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 905 direct customers world-wide, including approximately 25% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace is a solution that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Marketplace allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, it provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access third-party data from more than 200 data providers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

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
•Strong Customer Relationships. We work with 905 direct customers world-wide and serve thousands of additional customers indirectly through our partner and reseller network. We have deep relationships with companies and marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growth in the number of customers whose subscription contracts exceed $1 million in annual revenue.

Growth Strategy

LiveRamp is a category creator, thought leader and innovator in how data is used to power the customer experience. Key elements of our growth strategy include:

•Grow our Customer Base. We have strong relationships with many of the world’s largest brands, agencies, marketing technology providers, publishers and data providers. Today, we work with 905 direct customers globally; however, we believe our target market includes the world’s top 2,000 marketers, signaling there is still significant opportunity to add new customers to our roster. We expect to continue making investments in growing our sales and customer success team to support this strategy.

•Expand Existing Customer Relationships. A key growth lever for our business is the ability to land and expand – or grow existing customer relationships. Our subscription pricing is based on data volume, so over time, as customers expand their usage and leverage their data across more use cases, we are able to grow our relationships. As of March 31, 2022, we worked with 87 clients whose subscription contracts exceed $1 million in annual revenue, and as we continue to expand our coverage beyond programmatic, we expect to see this number grow.

•Continue to Innovate and Extend Leadership Position in Identity. We intend to establish LiveRamp as the standard for consumer-level recognition across the marketing ecosystem, providing a single source of user identity for audience targeting, measurement and personalization.

•Establish LiveRamp as the Trusted, Best and Essential Industry Standard for Connected Data and Collaboration. We intend to continue to make substantial investments in our platform and solutions and extend our market leadership through innovation. Our investments will focus on automation, speed, higher match rates, expanded partner integrations and use cases, and new product development.

•Expand Global Footprint. Many of our customers and partners serve their customers on a global basis, and we intend to expand our presence outside of the United States to serve the needs of our customers in additional geographies. As we expand relationships with our existing customers, we are investing in select regions in Europe and APAC.

•Expand Addressable Market. Historically, our focus has been to enable data-driven advertising for paid media. As customers look to deploy data across additional use cases, we intend to power all customer experience use cases and expand our role inside the enterprise. Advanced TV, B2B and data collaboration are great examples of this strategy. In addition, over time, we intend to pursue adjacent markets beyond marketing, like risk and fraud, healthcare and government, where similar identity and data connectivity challenges exist.

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

The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention on matters concerning the collection and use of consumer data. Data privacy legislation has been introduced in the U.S. Congress, and California and Virginia have enacted broad-based privacy legislation: the California Consumer Privacy Act, the California Privacy Rights Act, and the Virginia Consumer Data Protection Act. State legislatures outside of California and Virginia have proposed, and in certain cases enacted, a variety of types of data privacy legislation. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being developed.

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

We seek to maintain long-term relationships with our clients. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growing number of customers whose subscription contracts exceed $1 million in annual revenue, which totaled 87 at the end of fiscal year 2022, up from 70 the year prior.

Our ten largest clients represented approximately 28% of our revenues in fiscal year 2022. If all of our individual client contractual relationships were aggregated at the holding company level, one client, The Interpublic Group of Companies, accounted for 11% of our revenues in fiscal year 2022.

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

Our marketing efforts are focused on increasing awareness for our brand, executing thought leadership initiatives, supporting our sales team and generating new leads. We seek to accomplish these objectives by hosting and presenting at industry conferences, hosting client advisory boards, publishing white papers and research, public relations activities, social media presence and advertising campaigns.

Research and Development

We continue to invest in our global data connectivity platform to enable effective use of data. Our research and development teams are focused on the full cycle of product development from customer discovery through development, testing and release. Research and development expense was $157.9 million in fiscal 2022, compared to $135.1 million in fiscal 2021, and $106.0 million in fiscal 2020. Management expects to maintain research and development spending, as a percentage of revenue, at similar levels in fiscal 2023.

Seasonality

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

Competition

Competitors of LiveRamp are typically also members of our partner and reseller ecosystem, creating a paradigm where competition is the norm. Our primary competitors are companies that sell data onboarding as part of a suite of marketing applications or services. Walled gardens that offer a direct interface for matching CRM data compete for a portion of our services, particularly amongst marketers that have not yet adopted in-house platforms for programmatic marketing or attribution. Some providers of tag management, data management, and cross-device marketing solutions have adopted positioning similar to our business and compete for mindshare. In markets outside the United States, we primarily face small, local market players.

We continue to focus on levers to increase our competitiveness and believe that investing in the product and technology platform of our business is a key to our continued success. Further, we believe that enabling a broad partner ecosystem will help us to continue to provide competitive differentiation.

Pricing

Approximately 80% of our revenue is derived from subscription-based arrangements sold on an annual or multi-year basis. Our subscription pricing is based on data volume supported by our platform. We also generate revenue from data providers, digital publishers and advanced TV platforms in the form of revenue-sharing agreements.

Our Human Capital

LiveRamp's most valuable resource is our people. Our Board considers LiveRamp's Talent strategy and Diversity, Belonging and Inclusion commitment and programs to be a critical component of our Company strategy and a competitive advantage. We believe each hire is an opportunity to diversify our workforce and add new skills and capabilities that will foster greater innovation.

LiveRamp employs approximately 1,400 employees ("LiveRampers") worldwide. No U.S. LiveRampers are represented by a labor union or subject to a collective bargaining agreement. To the best of management’s knowledge, no LiveRamper is an elected member of works councils and trade unions representing LiveRamp employees in the European Union. LiveRamp has never experienced a work stoppage, and we promote high employee engagement, open communication and a culture of equality to foster positive employee relations.

Attracting and Retaining Talent

We attract and retain employees with market-competitive, internally equitable compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong, inclusive company culture.

Through our dedicated organizational development program, we regularly assess our human capital opportunities and needs and focus on building the individual capabilities of our employees to facilitate achieving the overall goals of our organization. We aggregate and analyze critical human capital metrics, including employee retention and engagement, to monitor the success of our strategy and make adjustments accordingly. Our employee engagement score is above industry benchmark.

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

Diversity, Inclusion and Belonging

Diversity, inclusion, and belonging (“DIB”) efforts are a cornerstone of LiveRamp’s innovative culture. During 2020, we hired our first-ever Head of Diversity Strategy & Programs and published LiveRamp’s Diversity, Inclusion & Belonging Charter, which set our commitment to and the core pillars of DIB for LiveRamp, explained our current programs and practices as well as showed the breath of leaders making DIB part of their focus. Our CEO also joined 1,000 CEOs of the world’s leading companies and organizations to sign the CEO Action for Diversity & Inclusion™ pledge, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace.
We believe there are three core pillars of DIB: Workforce, Product & Customers, and Community. These pillars reflect the intricate relationship of diversity, inclusion and belonging—both internally and externally. To be effective, we believe all three must work together harmoniously for an environment that is equal parts diverse, encouraging, and accepting. Creating a welcoming and inclusive workplace where colleagues feel a sense of belonging creates more innovation and produces better outcomes for our employees, our business and our communities. We work to foster a sense of belonging where everyone can bring their full selves to work.

Investing in our people is foundational to building an exceptional culture where everyone can thrive. We seek out brilliant people from all backgrounds. As one way to make this real, we provide candidates with a significant amount of information about who we are and how our products work to help level the knowledge base among referrals and direct applicants. Additionally, candidates have the opportunity to speak with members of our employee resource groups (“ERGs”) to get a first-hand perspective of what it is like to work here.

Forming teams with diverse backgrounds enables us to achieve our goal of building products that can be used by customers with varying capabilities, which reduces inequities and serves a wider variety of business needs. Our ERGs exist to support the growth and development of our employees, communities and business to increase diversity, inclusion and belonging. Currently, we have seven ERGs: EQUAL, LatinX@LiveRamp, Veterans@LiveRamp, Women@LiveRamp, RAMPability, Black@LiveRamp and AAPI@LiveRamp.

Diversity, inclusion and belonging also lives outside of our office walls. We have invested in LiveRamp.org, which includes opportunities for volunteerism, philanthropic initiatives, employee donation matching and our Data for Good initiative, which enables organizations to use data to solve some of society’s biggest challenges.

Executive Officers of the Registrant

LiveRamp’s executive officers, their current positions, ages and business experience are listed below. They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions. There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 54, is the Chief Executive Officer of the Company. Prior to joining the Company in 2011, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010. In this role, he managed a multi-billion-dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A | Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook). Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc. He is a member of the board of directors of the Internet Advertising Bureau (IAB) and previously served on the board of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry. Mr. Howe is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Warren C. Jenson, age 65, is the Company’s President, Chief Financial Officer & Executive Managing Director of International. He joined the Company in 2012 and is responsible for all aspects of LiveRamp’s financial management and the Company’s business operations outside the United States. Prior to joining the Company, Mr. Jenson served as COO at Silver Spring Networks. From 2002 - 2008 he was CFO at Electronic Arts Inc., a leading global interactive entertainment software company. He has over 30 years of experience in operational finance and has been CFO of some of the most important success stories of the last two decades, including Amazon.com, Delta Air Lines, and NBC. Mr. Jenson has been designated twice as one of the “Best CFOs in America” by Institutional Investor magazine, and he was also honored as the Bay Area Venture CFO of the Year in 2010. He also has significant experience in mergers and acquisitions, as well as in the development and formulation of strategic partnerships. Mr. Jenson currently serves on the board of DigitalOcean (NYSE: DOCN) (2020 – present). He also serves on the National Advisory Committee for the Marriott School of Business at Brigham Young University and the Board of Leaders for USC’s Marshall School of Business. His previous board service includes: Cardtronics (NASDAQ: CATM), Digital Globe (NYSE: DGI), and Tapjoy. He holds a bachelor’s degree in accounting and a master of accountancy degree, both from Brigham Young University.

Jerry C. Jones, age 66, is the Company’s Executive Vice President, Chief Ethics and Legal Officer, and Assistant Secretary. He joined the Company in 1999 and currently oversees the Company’s legal, data ethics and government relations matters. He also assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives. Prior to joining the Company, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests. Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Compensation Committee and the Nominating & Governance Committee. He also serves on the executive committee of Privacy for America, the board of directors of ForwARd Arkansas, and is a co-founder of uhire U.S. He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 70 democratic countries. Mr. Jones was a member of the board of directors of Heifer International until 2019 and Entrust, Inc. until it was purchased by private investors in 2009. He is the former chairman of the board of the Arkansas Virtual Academy, a statewide virtual public school, and is a former member of the UA Little Rock Board of Visitors. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

Mohsin Hussain, age 49, has served as the Chief Technology Officer and Executive Vice President of Engineering of the Company since 2021. During the year prior to assuming this position, he was the Company’s Chief Technology Officer and Senior Vice President of Engineering. Mr. Hussain has more than 25 years’ experience in engineering leadership and product innovation in the areas of software-as-a-service, data science, machine learning, analytics, and the cloud. Before joining LiveRamp, Mr. Hussain was employed for two years as Senior Vice President of Engineering at Criteo (NYSE: CRTO) where he led a large-scale buildout of the U.S. engineering team, new product launches, and the R&D integration of several acquisitions, including Hooklogic. Prior to that, he was Vice President of Engineering at Criteo for over two years. Earlier in his career Mr. Hussain held leadership roles in several high-growth start-ups and public companies, including AOL/Netscape (now Yahoo), Siebel Systems (now Oracle), and SunPower. He has been a member of the Google Cloud CIO/CTO Customer Advisory Board since 2021. Mr. Hussain is named as an inventor on 18 issued patents and holds a bachelor’s degree in computer science from University of California at Berkeley.

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

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future periods. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Moreover, the conditions caused by the COVID-19 pandemic and other events outside our control have affected, and may continue to affect, the rate of spending on advertising products and have and could continue to adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest clients represented approximately 28% of our revenues in fiscal year 2022. If all of our individual client contractual relationships were aggregated at the holding company level, one client, The Interpublic Group of Companies, accounted for 11% of our revenues in fiscal year 2022. The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results, which could be exacerbated by client consolidation, changes in technologies or solutions used by our clients, changes in demand for our platform, legal or regulatory changes, market optics, client bankruptcies or departures from their respective industries, pricing competition or deviation from marketing and sales methods, any one of which may result in even fewer contractual relationships accounting for a high percentage of our revenue and reduced demand from any single significant client.

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

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if our data suppliers were to withhold their data from us or materially limit our use of their data, which could occur for a variety of reasons, including because we fail to maintain sufficient relationships with the suppliers or because they decline to provide, or are prohibited from providing, such data to us due to legal, regulatory, contractual, privacy, competitive or other economic concerns. For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if we breach their expectations of our use of their data, if they are acquired by one of our competitors, if legislation is passed or regulations are adopted restricting or making too difficult the collection, use or dissemination of the data they provide, if market optics become negative regarding the sharing of their data with third parties or allowing the setting of cookies from their sites, if publishers change their privacy policies or user settings, including as a result of legal or regulatory actions, in a material manner that turns off or diminishes the volume of data we receive, or if judicial interpretations are issued restricting use of such data, or for other reasons. Further, definitions in enacted or proposed state-level data broker legislation apply to LiveRamp, potentially exposing the Company to negative perceptions and diminishing data available to it. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards. If a substantial number of data suppliers were to withdraw or withhold their data from us or substantially limit our use of their data, or if we were to sever ties with our data suppliers based on their inability to meet appropriate data standards, our ability to provide products and services to our clients could be materially adversely impacted, which could result in decreased revenues and operating results.

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

The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world. The ongoing impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict as new variants emerge. It is even more difficult to predict the future impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. While the COVID-19 pandemic has not materially adversely impacted our sales or operations, we continue to monitor our operations, the operations of our customers and corporate partners, and government recommendations. The spread of infectious diseases may also result in, and, in the case of the COVID-19 pandemic has resulted in, regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers to deliver data on a timely basis, or at all, and overall economic instability.

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

In response to the COVID-19 pandemic, we temporarily closed most of our offices (including our headquarters), encouraged our employees to work remotely, implemented restrictions on all non-essential travel, and shifted certain of our customer, industry, investor, and employee events to virtual-only experiences. Certain costs incurred in preparation for these events could not be recovered. With the widespread availability of vaccines and treatment, and the ebb and flow of variants and decreases in hospitalizations we have eased those restrictions substantially, reopening all offices in the U.S., Europe, and Asia-Pacific where permitted. If the COVID-19 pandemic worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. Further, we may experience increased cyberattacks and security challenges as our global employee base works remotely. Our employees' ability to effectively work remotely is also impacted by continued availability of internet connectivity and a general degradation of such would negatively impact their ability to work effectively.

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

Our growth strategy and future success depends in large part on our ability to attract, recruit, onboard, motivate and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel, all of which has been made more difficult by the COVID-19 pandemic and the restrictions intended to prevent its spread. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of executives and employees who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel. In addition, many of the companies with which we compete for experienced personnel may be able to offer greater compensation and benefits packages and/or more flexible work alternatives. We may incur significant costs to attract and retain highly trained personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. Further, volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. The loss or prolonged absence of the services of highly trained personnel like our current team of executives and employees, or the inability to recruit, attract, onboard and retain additional, qualified employees, could have a material adverse effect on our business, financial position or operating results.

If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to proactively focus on and pursue our corporate objectives. Although we have recently reopened our offices and hold in-person meetings and events in compliance with applicable government orders and guidelines, the majority of our employees continue to work remotely. Further, upon the reopening of our offices, we have offered most of our employees the flexibility to determine the amount of time they work in the office, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. If we fail to maintain our company culture, our business may be adversely impacted.

Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and decreased revenues and results of operations.

Advances in information technology are changing the way our clients use and purchase information products and services and may be disruptive to our existing platform offerings. Maintaining the technological competitiveness of our products, processing functionality, software systems and services is key to our continued success.  However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness.  Without the timely introduction of new products, services and enhancements, our offerings will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer.

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

Historically, we have engaged in acquisitions to grow our business. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships. The pursuit of acquisitions may divert the attention of management, disrupt ongoing business, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. While we believe we will be able to successfully integrate newly acquired businesses into our existing operations, there is no certainty that future acquisitions or alliances will be consummated on acceptable terms or that we will be able to successfully integrate the services, content, products and personnel of any such transaction into our operations.  In addition, the pursuit of any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. An acquisition may later be found to have a material legal or ethical issue that was not disclosed or discovered prior to acquisition. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction. The occurrence of any of these events could result in decreased revenues, net income and earnings per share.

We have also divested assets in the past and may do so again in the future. As with acquisitions, divestitures involve significant risks and uncertainties, such as disruption of our ongoing business, reductions of our revenues or earnings per share, unanticipated liabilities, legal risks and costs, the potential loss of key personnel, distraction of management from our ongoing business, and impairment of relationships with employees and clients because of migrating a business to new owners.

Because acquisitions and divestitures are inherently risky, transactions we undertake may not be successful and may have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our operations outside the United States are subject to risks that may harm the Company’s business, financial condition or results of operations.

During the last fiscal year, we received approximately 6% of our revenues from business outside the United States. In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost. In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective clients. Upon entering these markets, we must educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets. Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the United States to the foreign subsidiaries. Because of such loan or investment, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Additional risks inherent in our non-U.S. business activities generally include, among others, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, but such risks may be exaggerated by factors normally associated with international operations, such as differences in culture, laws and regulations, especially restrictions on collection, management, aggregation, localizations, and use of information. Failure to effectively manage the risks facing our non-U.S. business activities could materially adversely affect our operating results. Also, our business is subject to weak international economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control that could result in a reduced volume of business by our customers and prospective customers, and the demand for, and use of, our products and services may decline. For example, the military conflict between Russia and Ukraine could result in regional instability and adversely impact financial markets as well as economic conditions, especially in Europe.

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

Our business requires the storage, transmission and utilization of data, including personally identifiable information, much of which must be maintained on a confidential basis. These activities may make us a target of cyberattacks from malicious third parties seeking unauthorized access to the data we maintain, including our data and client data, or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. Our clients and suppliers are increasingly imposing more rigorous contractual obligations on us relating to data security protections. If we are unable to maintain protections and processes at a level equal to that required by our clients and suppliers, it could negatively affect our relationships with those clients and suppliers or increase our operating costs. In addition, computer malware, viruses, social engineering, ransomware, phishing and general hacking have become more prevalent, and events outside of our control, such as the military conflict between Russia and Ukraine, could result in a further increase in such activities. As a result of the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks.

In recent years, the frequency, severity and sophistication of cyberattacks, computer malware, viruses, social engineering, ransomware, phishing and other intentional misconduct by computer hackers have significantly increased, including the ability to evade detection or obscure their activities, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or clients into disclosing sensitive information such as usernames, passwords or other information to gain access to our clients’ data or our data, including intellectual property and other confidential business information. The COVID-19 pandemic has generally increased opportunities available to hackers and cyber criminals as more companies and individuals work online from remote locations. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

Although we have developed systems and processes that are designed to protect our data, our client data, and data transmissions to prevent data loss, and to prevent or detect security breaches, our databases have in the past been and in the future may be subject to unauthorized access by third parties, and we may incur significant costs in protecting against or remediating cyberattacks. Any security breach could result in operational disruptions that impair our ability to meet our clients’ requirements, which could result in decreased revenues. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective clients to reject our products and services in the future and deterring data suppliers from supplying us data. Further, we could be forced to expend significant resources in response to a security breach, including those expended in repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations. In any event, a significant security breach could materially harm our business, financial condition and operating results.

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

Finally, while we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a cyber security incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, financial results and reputation.

Unfavorable publicity and negative public perception about our industry could adversely affect our business and operating results.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace. Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data-focused industries can affect our business and results of operations, and may lead to digital publishers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry. For example, in recent years, consumer advocates, mainstream media, elected officials and government officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data. Additional public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services and adversely affect our business and operating results.

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

As the use of “third-party cookies” or other tracking technology continues to be pressured by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, or our and our clients’ ability to use data on our platform is otherwise restricted, our business could be materially impacted.

Digital advertising mostly relies on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, which we refer to collectively as cookies, to collect data about interactions with users and devices. To provide our platform, we utilize third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. Our cookies are used to record information tied to a random unique identifier, including such information as when an Internet user views an ad, clicks on an ad or visits one of our advertiser’s websites through a browser while the cookie is active. We use cookies to help us achieve our advertisers’ campaign goals on the web, to limit the instances that an Internet user sees the same advertisement, to report information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent malicious behavior and invalid traffic throughout our network of inventory. We also use data from cookies to help enable our clients decide whether to bid on, and how to price, an opportunity to place an advertisement in a specific location, at a given time, in front of a particular Internet user. Additionally, our clients use cookies and other technologies to add information they have collected or acquired about users into our platform. Without such data, our clients may not have sufficient insight into an Internet user’s activity, which may compromise their ability to determine which inventory to purchase for a specific campaign and undermine the effectiveness of our platform.

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

As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have raised significant concerns around observed data. There has been an array of 'do-not-track' efforts, suggestions and technologies introduced to address these concerns, and state statutes are beginning to incorporate the obligation to honor them. However, the potential regulatory and self-regulatory landscape is inherently uncertain, and there is not yet a consensus definition of tracking, nor agreement on what would be covered by 'do-not-track' functionality. There is activity by the major Internet browsers to default set on 'do-not-track' functionality, including by Safari and Firefox. It is not clear how many other Internet browsers will follow. Substantial increases in the rate and number of people opting out of various data collection processes could have a negative impact on our business and the ecosystems in which we operate.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states is currently with the EU Council for a trilogue to decide its final effective date. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may limit the lawful bases available to process digital data and require "opt-in" consent. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

Climate change may have an impact on our business

Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices and facilities in California have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it may be more difficult to mitigate the impact of these events on our remote employees working from home. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher churn, losses and additional costs to maintain or resume operations.

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

In the U.S., the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model were to be adopted in the U.S., less data would be available, and the cost of data would be higher. For example, California enacted legislation, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020 and came under California Attorney General ("AG") enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly. The CCPA is the subject of regulations issued by the California AG. In November 2020 California voters also approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”). Pursuant to the CPRA, the CCPA will be amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as possible fines, individual claims and commercial liabilities for certain compliance failures. In March 2021, the Virginia legislature passed the Virginia Consumer Data Protection Act ("VCDPA") and in June 2021, the Colorado legislature passed the Colorado Privacy Act (the "CPA"). The CPRA and VCDPA will take effect on January 1, 2023 and the CPA will go into effect July 1, 2023. The passage of these acts may prompt further legislative developments in other states. In addition, in April 2022, the FTC Chair called for a new approach to consumer data protection from procedural protections, such as the notice and consent framework in which consumers are asked to agree to privacy policies, to substantive limits. Further modifications and regulations to these Acts, or new rules promulgated by the FTC, could create additional liability and require costly expenditures to ensure continued compliance.

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

In Europe, the European General Data Protection Regulation ("GDPR") took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of EU citizens, wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those that were in place in the European Union. For example, we have been required to offer new controls to data subjects in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance of up to the greater of €20 million or 4% of an enterprise’s global annual revenue. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. The replacement ePrivacy Regulation may impose burdensome requirements around obtaining consent and impose fines for violations that are materially higher than those imposed under the European Union’s current ePrivacy Directive and related EU member state legislation. In addition, some countries are considering or have passed legislation or interpretations implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” The United Kingdom exited the European Union pursuant to Brexit on January 31, 2020, subject to a transition period for certain matters that ran through December 31, 2020. Brexit has created an uncertain political and economic environment in the United Kingdom and other European Union countries. For example, a Data Protection Bill designed to be consistent with GDPR was enacted in the United Kingdom in May 2018, but it remains uncertain how data transfers to and from the United Kingdom will be regulated in the mid and long term. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and the European Union agreed to a specified period during which the United Kingdom will be treated like a European Union member state in relation to transfers of personal data to the United Kingdom for four months from January 1, 2021 (with potential extensions). Following the expiration of the specified period, there may be an increase in the divergence in the interpretation, application and enforcement of data protection laws between the United Kingdom and the European Union. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the impact of the outcome and our business may be seriously harmed.

We are also subject to laws, regulations and other restrictions that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate, and data shared among our products and services. For example, in 2016, the European Union and the U.S. agreed to an alternative transfer framework for data transferred from the European Union to the U.S., called the Privacy Shield. On July 16, 2020, however, the European Court of Justice invalidated the Privacy Shield and companies may no longer rely on it as a valid mechanism to comply with European Union data protection requirements. The invalidation of the Privacy Shield and related uncertainty regarding other data transfer mechanisms could have a significant adverse impact on our operations, while increasing our compliance costs and legal and regulatory risks. While domestic efforts between the EU and U.S. toward a replacement are underway, the timing, requirements and reliability are unclear. In addition, the other bases upon which we rely to legitimize the transfer of such data, such as Standard Contractual Clauses, have been subjected to regulatory and judicial scrutiny. If other legal bases upon which we currently rely for transferring data from Europe to the U.S. are invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

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

Location	Held	Use

United States:
San Francisco, California	Lease	Office space
New York, New York	Lease	Office space
Little Rock, Arkansas	Lease	Office space
Philadelphia, Pennsylvania	Lease	Office space
Boston, Massachusetts	Lease	Office space
Tempe, Arizona	Lease	Office space
Seattle, Washington	Lease	Office space

Europe:
London, England	Lease	Office space
Paris, France	Lease	Office space
Amsterdam, Netherlands	Lease	Office space

Asia-Pacific:
Shanghai, China	Lease	Office space
Nantong, China	Lease	Office space
Singapore, Singapore	Lease	Office space
Tokyo, Japan	Lease	Office space
Sydney, Australia	Lease	Office space

Item 3.  Legal Proceedings

The information required by this item is set forth under Note 13, "Commitments and Contingencies" to our Consolidated Financial Statements, which appears in the Financial Supplement at page F-47, and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of LiveRamp's common stock are listed and traded on the New York Stock Exchange under the symbol "RAMP".

Stockholders

As of May 19, 2022, the approximate number of record holders of the Company’s common stock was 1,010.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years. The Board of Directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below compares the 5-year cumulative total return of holders of our common stock with the cumulative total returns of the Russell 2000 index and S&P 400 IT Consulting and Other Services index. The graph tracks the performance of a $100 investment in our common stock and in each index, (with the reinvestment of dividends) from 3/31/2017 to 3/31/2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
250.00
200.00
150.00
100.00
50.00
March 2017
March 2018
March 2019
March 2020
March 2021
March 2022
LiveRamp Holdings, Inc.
Russell 2000
S&P 400 IT Consulting and Other Services

	March 2017	March 2018	March 2019	March 2020	March 2021	March 2022
LiveRamp Holdings, Inc.	100.00	79.77	191.68	115.63	182.23	131.33
Russell 2000	100.00	111.79	114.09	86.72	168.96	159.19
S&P 400 IT Consulting and Other Services	100.00	121.91	132.92	133.93	164.79	107.18

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

Copyright© 2022 Standard and Poor's, a division of S&P Global. All rights reserved. Copyright© 2022 Russell Investment Group. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	119,643	43.45	119,643	$272,021,556
February 1, 2022 - February 28, 2022	97,708	42.97	97,708	$267,823,268
March 1, 2022 - March 31, 2022	—	—	—	$267,823,268
Total	217,351	43.23	217,351	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through March 31, 2022, the Company had repurchased 29.6 million shares of its stock for $732.2 million, leaving remaining capacity of $267.8 million under the stock repurchase program.

Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement beginning at page F-2, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risk is foreign currency exchange rate risk and inflation.

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

Inflation. We do not believe that inflation has had a material effect on our business. However, if our costs, in particular sales and marketing and hosting costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement beginning at page F-19, which is attached hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022.  Based on their evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with LiveRamp have been detected.

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2022.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” which is included there pursuant to Instruction 3 to Item 401(b) of the SEC’s Regulation S-K.

The LiveRamp Board of Directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on LiveRamp’s website at www.liveramp.com under the “Corporate Governance” section of the site.  Except as set forth above, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2022:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	5,440,084	1	$17.47	3,130,587	3
Equity compensation plans not approved by shareholders	—		—	41,983	4
Total	5,440,084		$17.47	3,172,570
_____________________________________________
1.This amount does not include the number of securities to be issued upon exercise of outstanding options, warrants, and rights under equity compensation plans LiveRamp assumed in acquisitions (52,029 shares at a weighted-average exercise price of $0.80).
2.The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
3.This amount represents shares of Common Stock available for future issuance under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp, Inc. (2,807,553) (the "2005 Plan") and the LiveRamp Holdings, Inc. 2005 Stock Purchase Plan (323,034, including 81,134 shares subject to purchase during the current purchase period), which is an employee stock purchase plan covered by Section 423 of the Internal Revenue Code. The 2005 Plan is an equity compensation plan that permits awards of a variety of equity-based incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock unit awards.
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

The remaining information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

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

Exhibit No.
10.2	Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc.
10.3
Acxiom Corporation Non-Qualified Deferral Plan, amended and restated effective January 1, 2009 (previously filed on May 29, 2013 as Exhibit 10.27 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, Commission file No. 000-13163, and incorporated herein by reference)

10.4
First Amendment to the Acxiom Corporation Non-Qualified Deferral Plan, effective July 1, 2009 (previously filed on May 29, 2013 as Exhibit 10.28 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, Commission File No. 000-13163, and incorporated herein by reference)

10.5
Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Deferral Plan, effective September 30, 2016 (previously filed on May 27, 2021 as Exhibit 10.5 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.6
Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Deferral Plan, effective April 1, 2018(previously filed on May 27, 2021 as Exhibit 10.6 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.7
Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Deferral Plan, effective September 20, 2018 (previously filed on May 27, 2021 as Exhibit 10.7 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.8
Amendment to the Amended and Restated LiveRamp Holdings, Inc. Non-Qualified Deferral Plan, effective January 1, 2020 (previously filed on May 27, 2021 as Exhibit 10.8 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.9
Acxiom Corporation Non-Qualified Matching Contribution Plan, amended and restated effective January 1, 2009 (previously filed on May 29, 2013 as Exhibit 10.29 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, Commission File No. 000-13163, and incorporated herein by reference)

10.10
First Amendment to the Acxiom Corporation Non-Qualified Matching Contribution Plan, effective July 1, 2009 (previously filed on May 29, 2013 as Exhibit 10.30 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, Commission File No. 000-13163, and incorporation herein by reference)

10.11
Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Matching Contribution Plan, effective September 30, 2016 (previously filed on May 27, 2021 as Exhibit 10.11 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.12
Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Matching Contribution Plan, effective April 1, 2018 (previously filed on May 27, 2021 as Exhibit 10.12 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.13
Amendment to the Amended and Restated Acxiom Corporation Non-Qualified Matching Contribution Plan, effective September 20, 2018 (previously filed on May 27, 2021 as Exhibit 10.13 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.14
Amendment to the Amended and Restated LiveRamp Holdings, Inc. Non-Qualified Matching Contribution Plan, effective January 1, 2020 (previously filed on May 27, 2021 as Exhibit 10.14 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.15
LiveRamp Holdings, Inc. Directors’ Deferred Compensation Plan, effective October 1, 2018 (previously filed on May 27, 2021 as Exhibit 10.15 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-Kfor the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

Exhibit No.
10.16
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed on May 27, 2015 as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Commission File No. 000-13163, and incorporated herein by reference)

10.17
Amended and Restated 2010 Executive Officer Severance Policy (previously filed on May 29, 2019 as Exhibit 10.9 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38669, and incorporated herein by reference)

10.18
2011 Nonqualified Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, as Exhibit 99.8 to LiveRamp Holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-214927, and incorporated herein by reference)

10.19
LiveRamp, Inc. 2006 Equity Incentive Plan (previously filed on October 2, 2018, as Exhibit 99.2 to LiveRamp holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on form S-8, Registration No. 333-197463, and incorporated herein by reference)

10.20
Arbor Equity Compensation Plan (previously filed on October 2, 2018, as Exhibit 99.4 to LiveRamp Holdings Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 333-214926, and incorporated herein by reference)

10.21
Form of Restricted Stock Unit Award under the Arbor Equity Compensation Plan (previously filed on May 26, 2017 as Exhibit 10.19 to the Acxiom Corporation's Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.23
2018 Equity Compensation Plan of Pacific Data Partners LLC (previously filed on October 2, 2018, as Exhibit 99.10 to LiveRamp Holdings, Inc.'s Post Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-227540, and incorporated herein by reference)

10.24
Data Plus Math Corporation 2016 Equity Incentive Plan (previously filed on August 1, 2019, as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Registration Statement on form S-8, Registration No. 333-232963, and incorporated herein by reference)

10.25
DataFleets, Ltd. 2019 Equity Incentive Plan (previously filed on March 15, 2021 as Exhibit 99.1 to LiveRamp Holdings, Inc.’s Registration Statement on Form S-8, Registration No. 333-254302, and incorporated herein by reference)

10.26
Amendment to the DataFleets, Ltd. 2019 Equity Incentive Plan (previously filed on March 15, 2021 as Exhibit 99.2 to LiveRamp Holdings, Inc.’s Registration Statement on Form S-8, Registration No. 333-254302, and incorporated herein by reference)

10.27
Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.28
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc., (previously filed on May 26, 2020 as Exhibit 10.18 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.29
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 26, 2020 as Exhibit 10.19 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.30
Form of Restricted Stock Unit Award under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.18 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.31	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA)

Exhibit No.
10.32	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA)
10.33	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc.
10.34	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc.
10.35	Form of Long-Term Cash Award Agreement (Time-Based)
10.36	Form of Long-Term Cash Award Agreement (Performance-Based)
10.37
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of February 14, 2018 (previously filed on May 25, 2018 as Exhibit 10.22 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated herein by reference)

10.38
Employment Agreement by and between Acxiom Corporation and Warren C. Jenson dated as of February 14, 2018 (previously filed on May 25, 2018 as Exhibit 10.23 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163,and incorporated by reference)

10.39
Form of Director Indemnity Agreement (previously filed on May 25, 2018 as Exhibit 10.26 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163,and incorporated by reference)

10.4
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
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and 2021; (ii) Condensed Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2022, 2021 and 2020; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2022, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Date: May 24, 2022	By:	/s/ Warren C. Jenson
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	May 24, 2022
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 24, 2022
Timothy R. Cadogan

/s/ Vivian Chow*	Director	May 24, 2022
Vivian Chow

/s/ Richard P. Fox*	Director	May 24, 2022
Richard P. Fox

/s/ Scott E. Howe*	Director, CEO (principal executive officer)	May 24, 2022
Scott E. Howe

/s/ Clark M. Kokich*	Director (Non-Executive Chairman of the Board)	May 24, 2022
Clark M. Kokich

/s/ Kamakshi Sivaramakrishnan*	Director	May 24, 2022
Kamakshi Sivaramakrishnan

/s/ Omar Tawakol*	Director	May 24, 2022
Omar Tawakol

/s/ Debora B. Tomlin*	Director	May 24, 2022
Debora B. Tomlin

/s/ Warren C. Jenson	President, CFO & Executive MD of International (principal financial and accounting officer)	May 24, 2022
Warren C. Jenson

*By:	/s/ Catherine L. Hughes
Catherine L. Hughes
Attorney-in-Fact

LIVERAMP HOLDINGS, INC.
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2022

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph powered by our Authenticated Traffic Solution (or ATS) associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 125 supply-side platforms live or committed to bid on RampID and ATS. In addition, to date more than 1,500 publishers, representing more than 11,000 publisher domains, have integrated ATS worldwide.

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

•Data Marketplace. Our Data Marketplace provides customers with simplified access to trusted, industry-leading third-party data globally. The LiveRamp platform allows for the search, discovery and distribution of data to improve targeting, measurement, and customer intelligence. Data accessed through our Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 200 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

Consumer privacy and data protection, what we call Data Ethics, are at the center of how we design our products and services. Accordingly, the LiveRamp platform operates with technical, operational, and personnel controls designed to keep our customers’ data private and secure.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with approximately 910 direct subscription customers world-wide, including approximately 25% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace is a solution that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Marketplace allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, it provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access third-party data from more than 200 data providers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

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

In response to the COVID-19 pandemic, in March 2020 we temporarily closed most of our offices (including our headquarters), encouraged our employees to work remotely, implemented restrictions on all non-essential travel, and shifted certain of our customer, industry, investor, and employee events to virtual-only experiences. With the widespread availability of vaccines and treatment, and the ebb and flow of variants and decreases in hospitalizations we have eased those restrictions substantially, reopening all offices in the U.S. and Europe, and Asia-Pacific where permitted. If the COVID-19 pandemic worsens, especially in regions in which we have material operations or sales, our business activities originating from affected areas, including sales-related activities, could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and other service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. Further, we may experience increased cyberattacks and security challenges as our global employee base works remotely. Our employees' ability to effectively work remotely is also impacted by continued availability of internet connectivity and a general degradation of such would negatively impact their ability to work effectively.

Summary Results and Notable Events

During fiscal 2022, the Company completed the acquisition of certain technology assets owned by Rakam, Inc. ("Rakam") for approximately $2.2 million in cash. The technology asset is a cloud-agnostic customer data analytics platform that is deployed directly in the client's data warehouse. The purchased technology will be embedded into the Company's platform, enabling us to provide a single, unified segmentation solution and enable our clients to generate real-time insights and create custom audiences wherever their data resides. The Company concluded the acquired assets did not meet the definition of a business under ASU 2017-01, "Clarifying the Definition of a Business", and therefore has accounted for the acquisition as an asset acquisition. The purchased asset was recorded as a $2.2 million developed technology intangible asset and is being amortized over a period of three years based on its estimated useful life.

During fiscal 2022, the Company completed the acquisition of Diablo.ai, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $9.7 million in cash. Diablo's technology was embedded into our unified platform and plays an integral role in our global identity capability. The Company has included the financial results of Diablo in the consolidated financial statements as of the first quarter of fiscal 2022.

During fiscal 2021, the Company completed the acquisition of DataFleets, Ltd. ("DataFleets"), a cloud data platform that enables data silos to be unified without moving data or compromising privacy. This acquisition expands LiveRamp's data protection capabilities to unlock greater data access and control for its customers. In addition, the deal opens up new use cases as well as new markets for distributed data collaboration through the Safe Haven platform. The Company has included the financial results of DataFleets in the consolidated financial statements as of the fourth quarter of fiscal 2021. The acquisition consideration for DataFleets was approximately $67.2 million cash.

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

A financial summary of the fiscal year ended March 31, 2022 compared to the same period in fiscal 2021 is presented below:
•Revenues were $528.7 million, a 19.3% increase from $443.0 million in fiscal 2021.
•Cost of revenue was $147.4 million, a 2.4% increase from $144.0 million in fiscal 2021.
•Gross margin increased to 72.1% from 67.5% in fiscal 2021.
•Total operating expenses were $446.8 million, a 6.5% increase from $419.6 million in fiscal 2021.
•Cost of revenue and operating expenses for fiscal 2022 and 2021 included the following items:

◦Non-cash stock compensation of $87.3 million and $111.7 million, respectively (cost of revenue of $4.1 million and $5.3 million, respectively, and operating expenses of $83.1 million and $106.4 million, respectively)
◦Purchased intangible asset amortization of $18.7 million and $18.0 million, respectively (cost of revenue)
◦Restructuring and merger charges of $1.5 million and $2.7 million, respectively (gains, losses, and other)
◦Transformation costs of $3.9 million in fiscal 2021 (general and administrative)
•Total other income of $30.5 million in fiscal 2022 primarily related to a $30.2 million gain associated with a cash distribution received from a retained profits interest in a previous disposition.
•Net loss was $33.8 million, or $0.50 per diluted share, in fiscal 2022 compared to $90.3 million, or $1.36 per diluted share, in fiscal 2021.
•Net cash provided by operating activities was $78.1 million in fiscal 2022 compared to net cash used by operating activities of $20.6 million in fiscal 2021.
•The Company repurchased 1.3 million shares of its common stock in fiscal 2022 for $58.6 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal year ended March 31, 2022 compared to the same period in fiscal 2021, unless otherwise stated. Discussion and analysis for the year ended March 31, 2021 compared to the same period ended March 31, 2020 may be found in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission on May 27, 2021.

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

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the twelve months ended
	March 31,
			%
	2022	2021	Change
Revenues	$528,657	$443,026	19
Cost of revenue	147,427	144,004	2
Gross profit	381,230	299,022	27
Total operating expenses	446,768	419,570	6
Loss from operations	(65,538)	(120,548)	46
Total other income (expense), net	30,463	(252)	NA
Net loss	(33,833)	(90,268)	63
Diluted loss per share	$(0.50)	$(1.36)	64

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2022	2021	Change
Revenues:
Subscription	$428,617	$356,597	20
Marketplace and Other	100,040	86,429	16
Total revenues	$528,657	$443,026	19

Total revenues for fiscal 2022 were $528.7 million, an $85.6 million or 19.3% increase compared to fiscal 2021. The increase was due to Subscription revenue growth of $72.0 million, or 20.2%, primarily due to new logo deals, upsell to existing customers and higher variable revenue. Marketplace and Other revenue growth was $13.6 million, or 15.7%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $79.8 million, or 19.2%. International revenue increased $5.9 million, or 21.6%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2022	2021	Change
Cost of revenue	$147,427	$144,004	2
Gross profit	$381,230	$299,022	27
Gross margin (%)	72.1%	67.5%	7

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $147.4 million for fiscal 2022, a $3.4 million, or 2.4%, increase compared to fiscal 2021. Gross margins increased to 72.1% compared to 67.5% in the prior year. The gross margin increase was due to revenue growth and Identity Graph optimizations. U.S. gross margins increased to 73.4% in the current year from 68.5% in the prior year. International gross margins increased to 52.2% from 51.6%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2022	2021	Change
Operating expenses:
Research and development	$157,935	$135,111	17
Sales and marketing	182,763	177,543	3
General and administrative	104,591	104,201	—
Gains, losses and other items, net	1,479	2,715	(46)
Total operating expenses	$446,768	$419,570	6

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $157.9 million for fiscal 2022, an increase of $22.8 million, or 16.9%, compared to fiscal 2021, and are 29.9% of total revenues compared to 30.5% in the prior year. Current year expenses included $32.1 million of stock-based compensation expense compared to $39.0 million in the prior year. The decrease in stock-based compensation expense is due to the accelerated vesting of certain awards in the prior year fourth quarter that would have otherwise vested over the subsequent six months to take advantage of significant cash tax savings opportunities. Excluding stock-based compensation expense, R&D expenses increased $29.7 million, or 30.9%, and are 23.8% of revenues compared to 21.7% in the prior year. The increase is due primarily to headcount investments (employee related expenses increased $18.1 million), increased professional services ($5.9 million) and higher travel expenses ($1.6 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $182.8 million for fiscal 2022, an increase of $5.2 million, or 2.9%, compared to fiscal 2021, and are 34.6% of total revenues compared to 40.1% in the prior year. Current year expenses included $28.6 million of stock-based compensation expense compared to $40.4 million in the prior year. The decrease in stock-based compensation expense is primarily due to the prior year vesting acceleration previously described. Excluding stock-based compensation expense, S&M expenses increased $17.0 million, or 12.4%, and are 29.2% of revenues compared to 31.0% in the prior year. The increase is primarily due to headcount investments (employee related expenses increased $5.1 million) and increased professional services ($8.6 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $104.6 million for fiscal 2022, an increase of $0.4 million, or 0.4%, compared to fiscal 2021, and are 19.8% of total revenues compared to 23.5% in the prior year. Current year expenses included $22.4 million of stock-based compensation expense compared to $27.0 million in the prior year. The decrease in stock-based compensation expense is primarily due to the prior year vesting acceleration previously described. Additionally, the prior year included $3.9 million of third-party transformation costs incurred in response to the potential COVID-19 pandemic impact on our business. Excluding stock-based compensation expense and third-party transformation costs, G&A expenses increased $8.9 million, or 12.1%, and are 15.6% of revenues compared to 16.5% in the prior year. The increase is due to headcount investments (employee related expenses increased $10.3 million) and higher facilities and related costs ($1.9 million), offset partially by lower professional services ($4.0 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $1.5 million for fiscal 2022, a decrease of $1.2 million, or 45.5%, compared to fiscal 2021. The current year amount includes $1.0 million related to the early termination of a data provider arrangement. The prior year amount includes $1.7 million in severance, a lease settlement of $1.0 million, and acquisition related costs of $0.9 million offset partially by the Redwood City location reserve adjustment of $0.9 million.

Loss from Operations and Operating Margin

Loss from operations was $65.5 million for fiscal 2022 compared to $120.5 million for fiscal 2021. Operating margin was a negative 12.4% for fiscal 2022 compared to a negative 27.2% for fiscal 2021. The improvement was primarily due to increased gross profit of $82.2 million from an increase in revenues and relatively flat cost of revenue, offset partially by increased operating expenses as previously described.

Other Income (Expense) and Income Taxes

Total other income was $30.5 million for fiscal 2022 compared to other expense of $0.3 million for fiscal 2021. The current year amount includes a $30.2 million gain related to a $31.2 million cash distribution received from a retained profits interest associated with the July 2015 disposition of our former IT outsourcing business. Excluding this gain, other income for both periods primarily consists of interest income from invested cash balances and net foreign exchange transaction gains and losses.

Income tax benefit was $1.2 million on a pretax loss of $35.1 million for fiscal 2022, resulting in a 4% effective tax rate. This compares to a prior year income tax benefit of $30.5 million on a pretax loss of $120.8 million, or a 25% effective tax rate. During the twelve months ended March 31, 2022, the Company released $2.6 million in tax contingency reserves as a result of the expiration of statutes of limitation. Due to the enactment of the CARES Act on March 27, 2020 and its loss carryback provisions, in fiscal 2021 the Company was able to benefit from its losses.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At March 31, 2022, approximately $10.3 million of the total cash balance of $600.2 million, or approximately 1.7%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $148.3 million at March 31, 2022, an increase of $34.1 million, compared to $114.3 million at March 31, 2021. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 94 days at March 31, 2022, compared to 86 days at March 31, 2021. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data providers is not reflected as an offset to accounts receivable. Compared to March 31, 2021, DSO at March 31, 2022 was negatively impacted by approximately 4 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at March 31, 2022 totaled $631.3 million, a $29.2 million decrease when compared to $660.5 million at March 31, 2021.

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 modifies IRC Section 174 by eliminating the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for research performed in the U.S. and 15 years for research performed outside the U.S. Although Congress is considering legislation that would repeal or defer the capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not modified, it will increase our cash taxes and reduce cash flows in fiscal 2023.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the twelve months ended
	March 31,
	2022	2021

Net cash provided by (used in) operating activities	$78,077	$(20,560)
Net cash provided by (used in) investing activities	$7,578	$(87,894)
Net cash used in financing activities	$(66,981)	$(43,495)

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

In fiscal 2022, net cash provided by operating activities of $78.1 million resulted primarily from net loss adjusted for non-cash items of $50.3 million and net cash provided by operating assets and liabilities of $27.8 million. The net favorable change in operating assets and liabilities was primarily related to favorable changes in income taxes of $34.0 million primarily related to a $32.0 million IRS refund related to fiscal 2020, other assets of $26.9 million, and accounts payable and other liabilities of $8.9 million, offset partially by unfavorable changes in accounts receivable of $38.6 million and deferred commissions of $8.0 million. The change in other assets was impacted by fiscal 2021 year-end prepayments of expenses to take advantage of cash tax savings opportunities. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients.

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

In fiscal 2022, net cash provided by investing activities of $7.6 million consisted of a $31.2 million distribution received from a retained profits interest in a previous disposition, offset partially by net cash paid for the final release of the DataFleets escrow of $8.7 million, the Diablo acquisition of $8.4 million, the acquisition of technology assets from Rakam of $2.0 million, and capital expenditures of $4.5 million.

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

In fiscal 2022, net cash used in financing activities was $67.0 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $58.6 million (1.3 million shares), and $14.6 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $6.3 million from the sale of common stock from our equity compensation plans.

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

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During fiscal 2022, the Company repurchased 1.3 million shares of its common stock for $58.6 million under the stock repurchase program. Through March 31, 2022, the Company had repurchased a total of 29.6 million shares of its stock for $732.2 million under the stock repurchase program, leaving remaining capacity of $267.8 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at March 31, 2022.  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $24.4 million as the Company is not able to predict the periods in which the payments will be made.

	For the years ending March 31,
	2023	2024	2025	2026	2027	Total
Operating leases	$9,308	$11,079	$9,700	$10,260	$9,231	$69,188

Future minimum payments as of March 31, 2022 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2023	2024	2025	2026	Total
Purchase commitments	$58,495	$48,201	$46,514	$33,150	$186,360

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LiveRamp Holdings, Inc. and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence over revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded $528.7 million of total revenues for the year ended March 31, 2022, of which $428.6 million was subscription related, and $100.1 million was marketplace and other related.

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

Dallas, Texas
May 24, 2022

Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$600,162	$572,787
Restricted cash	—	8,900
Trade accounts receivable, net	148,343	114,284
Refundable income taxes	30,354	65,692
Other current assets	36,975	64,052
Total current assets	815,834	825,715

Property and equipment, net of accumulated depreciation and amortization	11,531	11,957
Intangible assets, net	26,718	39,730
Goodwill	363,845	357,446
Deferred commissions, net	30,594	22,619
Other assets, net	85,214	30,854
	$1,333,736	$1,288,321
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$83,197	$39,955
Accrued payroll and related expenses	39,188	46,438
Other accrued expenses	46,067	58,353
Acquisition escrow payable	—	8,900
Deferred revenue	16,114	11,603
Total current liabilities	184,566	165,249

Other liabilities	86,110	42,389
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value (authorized 1 million shares; issued 0 shares at March 31, 2022 and 2021, respectively)	—	—
Common stock, $0.10 par value (authorized 200 million shares; issued 149.8 million and 147.8 million shares at March 31, 2022 and 2021, respectively)	14,984	14,781
Additional paid-in capital	1,721,118	1,630,072
Retained earnings	1,420,993	1,454,826
Accumulated other comprehensive income	5,730	7,522
Treasury stock, at cost (81.2 million and 79.6 million shares at March 31, 2022 and 2021, respectively)	(2,099,765)	(2,026,518)
Total stockholders' equity	1,063,060	1,080,683
	$1,333,736	$1,288,321

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the twelve months ended
	March 31,
	2022	2021	2020
Revenues	$528,657	$443,026	380,572
Cost of revenue	147,427	144,004	152,704
Gross profit	381,230	299,022	227,868
Operating expenses:
Research and development	157,935	135,111	105,981
Sales and marketing	182,763	177,543	188,905
General and administrative	104,591	104,201	108,903
Gains, losses and other items, net	1,479	2,715	5,001
Total operating expenses	446,768	419,570	408,790
Loss from operations	(65,538)	(120,548)	(180,922)
Total other income (expense), net	30,463	(252)	15,385
Loss before income taxes	(35,075)	(120,800)	(165,537)
Income tax benefit	(1,242)	(30,532)	(40,276)
Net loss from continuing operations	(33,833)	(90,268)	(125,261)
Earnings from discontinued operations, net of tax	—	—	750
Net loss	$(33,833)	$(90,268)	$(124,511)

Basic earnings (loss) per share
Continuing operations	$(0.50)	$(1.36)	$(1.85)
Discontinued operations	—	—	0.01
Basic loss per share	$(0.50)	$(1.36)	$(1.84)

Diluted earnings (loss) per share
Continuing operations	$(0.50)	$(1.36)	$(1.85)
Discontinued operations	—	—	0.01
Diluted loss per share	$(0.50)	$(1.36)	$(1.84)

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the twelve months ended
	March 31,
	2022	2021	2020
Net loss	(33,833)	(90,268)	(124,511)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,792)	1,777	(2,056)
Comprehensive income (loss)	(35,625)	(88,491)	(126,567)

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2019	141,865,888	$14,187	$1,406,813	$1,669,605	$7,801	(73,167,892)	$(1,767,574)	$1,330,832
Employee stock awards, benefit plans and other issuances	266,011	27	4,709	—	—	(537,694)	(24,522)	(19,786)
Non-cash stock-based compensation	71,211	7	65,212	—	—	—	—	65,219
Restricted stock units vested	1,342,337	134	(134)	—	—	—	—	—
Liability-classified restricted stock units vested	393,306	39	17,665	—	—	—	—	17,704
Acquisition-related replacement stock options	—	—	2,300	—	—	—	—	2,300
Acquisition of treasury stock	—	—	—	—	—	(4,375,728)	(182,190)	(182,190)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(2,056)	—	—	(2,056)
Net loss	—	—	—	(124,511)	—	—	—	(124,511)
Balances at March 31, 2020	143,938,753	$14,394	$1,496,565	$1,545,094	$5,745	(78,081,314)	$(1,974,286)	$1,087,512
Employee stock awards, benefit plans and other issuances	583,476	58	8,680	—	—	(182,730)	(9,920)	(1,182)
Non-cash stock-based compensation	21,736	2	84,394	—	—	—	—	84,396
Restricted stock units vested	2,186,763	219	(219)	—	—	—	—	—
Liability-classified restricted stock units vested	1,084,237	108	40,652	—	—	—	—	40,760
Acquisition of treasury stock	—	—	—	—	—	(1,321,666)	(42,312)	(42,312)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	1,777	—	—	1,777
Net loss	—	—	—	(90,268)	—	—	—	(90,268)
Balances at March 31, 2021	147,814,965	$14,781	$1,630,072	$1,454,826	$7,522	(79,585,710)	$(2,026,518)	$1,080,683

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Employee stock awards, benefit plans and other issuances	254,069	26	6,240	—	—	(290,675)	(14,626)	(8,360)
Non-cash stock-based compensation	52,459	5	71,175	—	—	—	—	71,180
Restricted stock units vested	1,131,489	113	(113)	—	—	—	—	—
Acquisition-related restricted stock award	40,600	4	(4)	—	—	—	—	—
Liability-classified restricted stock units vested	547,343	55	13,748	—	—	—	—	13,803
Acquisition of treasury stock	—	—	—	—	—	(1,329,211)	(58,621)	(58,621)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,792)	—	—	(1,792)
Net loss	—	—	—	(33,833)	—	—	—	(33,833)
Balances at March 31, 2022	149,840,925	$14,984	$1,721,118	$1,420,993	$5,730	(81,205,596)	$(2,099,765)	$1,063,060

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the twelve months ended
	March 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(33,833)	$(90,268)	$(124,511)
Earnings from discontinued operations	—	—	(750)
Non-cash operating activities:
Depreciation and amortization	24,248	27,741	35,901
Loss on disposal or impairment of assets	183	388	1,725
Gain on distribution from retained profits interest	(30,235)	—	—
Provision for doubtful accounts	4,217	2,915	7,133
Deferred income taxes	(1,540)	(1,418)	(6,878)
Non-cash stock compensation expense	87,257	111,707	89,447
Changes in operating assets and liabilities:
Accounts receivable, net	(38,611)	(24,828)	(20,518)
Deferred commissions	(7,975)	(6,605)	(5,273)
Other assets	26,863	(18,772)	(6,144)
Accounts payable and other liabilities	8,850	(116)	24,923
Income taxes, net	33,969	(26,215)	(25,453)
Deferred revenue	4,684	4,911	1,823
Net cash provided by (used in) operating activities	78,077	(20,560)	(28,575)

Cash flows from investing activities:
Capital expenditures	(4,499)	(2,182)	(11,711)
Proceeds from sales of assets	—	—	873
Cash paid in acquisitions, net of cash received	(19,107)	(76,012)	(105,365)
Distribution from retained profits interest	31,184	—	—
Purchases of investments	—	(7,500)	—
Purchases of strategic investments	—	(2,200)	—
Net cash provided by (used in) investing activities	7,578	(87,894)	(116,203)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	6,266	8,737	4,736
Shares repurchased for tax withholdings upon vesting of stock-based awards	(14,626)	(9,920)	(24,522)
Acquisition of treasury stock	(58,621)	(42,312)	(182,190)
Net cash used in financing activities	(66,981)	(43,495)	(201,976)
Net cash provided by (used in) continuing operations	18,674	(151,949)	(346,754)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Dollars in thousands)
	For the twelve months ended
	March 31,
	2022	2021	2020
Cash flows from discontinued operations:
From operating activities	—	—	(207)
From investing activities	—	—	18,582
Net cash provided by discontinued operations	—	—	18,375
Effect of exchange rate changes on cash	(199)	1,010	(468)

Net change in cash and cash equivalents	18,475	(150,939)	(328,847)
Cash and cash equivalents at beginning of period	581,687	732,626	1,061,473
Cash and cash equivalents at end of period	$600,162	$581,687	$732,626

Supplemental cash flow information:
Cash (received) for income taxes, net	$(32,916)	$(2,911)	$(7,344)
Operating lease assets obtained in exchange for operating lease liabilities	56,182	372	2,707

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

Basis of Presentation and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and Updates (“ASC” and "ASU") and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC"). Our fiscal year ends on March 31. References to fiscal 2022, for example, are to the fiscal year ended March 31, 2022.

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

Risks and Uncertainties -

Due to the COVID-19 Coronavirus pandemic ("COVID-19" or "COVID-19 pandemic"), there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2022. While there was not a material impact to our consolidated financial statements for the fiscal year ended March 31, 2022, these estimates may change as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to our consolidated financial statements in future reporting periods.

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

Loss per Share -

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	Year ended March 31,
	2022	2021	2020
Basic earnings (loss) per share:
Net loss from continuing operations	$(33,833)	$(90,268)	$(125,261)
Earnings from discontinued operations, net of tax	—	—	750
Net loss	$(33,833)	$(90,268)	$(124,511)

Basic weighted-average shares outstanding	68,211	66,304	67,760

Continuing operations	$(0.50)	$(1.36)	$(1.85)
Discontinued operations	—	—	0.01
Basic loss per share	$(0.50)	$(1.36)	$(1.84)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	68,211	66,304	67,760
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	—
Diluted weighted-average shares outstanding	68,211	66,304	67,760

Continuing operations	$(0.50)	$(1.36)	$(1.85)
Discontinued operations	—	—	0.01
Diluted loss per share	$(0.50)	$(1.36)	$(1.84)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 1.3 million, 2.7 million, and 2.4 million for the years ended March 31, 2022, 2021, and 2020, respectively.

Restricted stock units that were outstanding during the years presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	Year ended March 31,
	2022	2021	2020
Number of shares underlying restricted stock units	686	90	1,368

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

Accounts Receivable

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in trade accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $12.5 million at March 31, 2022, and $8.0 million at March 31, 2021.

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

We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties and have considered these risks in establishing our reserve balance as of March 31, 2022 and 2021, respectively.

A summary of the activity of the allowance for credit losses, returns and credits was (dollars in thousands):

For the twelve months ended:	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
March 31, 2020	$3,007	7,133	86	(2,651)	$7,575
March 31, 2021	$7,575	2,915	108	(2,981)	$7,617
March 31, 2022	$7,617	4,217	(3)	(1,870)	$9,961

Deferred Revenue

Deferred revenue consists of amounts billed in excess of revenue recognized. Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Deferred Commissions, net -

The Company capitalizes incremental costs to acquire contracts and amortizes them on a straight-line basis over the expected period of benefit, which we have determined to be four years. Net capitalized costs of $8.0 million and $6.6 million were recognized as a reduction of operating expense for the years ended March 31, 2022 and 2021, respectively. We did not recognize any impairment charges in fiscal 2022, 2021, or 2020.

Property and Equipment -

Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: leasehold improvements, 5 - 7 years; data processing equipment, 2 - 5 years, and office furniture and other equipment, 3 - 7 years.

Operating Leases -

Right-of-use ("ROU") assets represent the Company's right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and operating lease liabilities represent its obligation to make lease payments arising from the aforementioned right.

The Company determines if an arrangement is, or contains, a lease at inception, and whether lease and non-lease components are combined or not. Operating leases with a duration of one year or less are excluded from ROU assets and lease liabilities and related expense is recorded as incurred. ROU assets and lease liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating. ROU assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. ROU assets are included in other assets in the consolidated balance sheet. Short-term lease liabilities are included in other accrued expenses and long-term lease liabilities are included in other liabilities in the consolidated balance sheet. ROU assets are amortized on a straight-line basis as operating lease cost in the consolidated statements of operations.

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

Goodwill -

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for using the acquisition method of accounting and is not amortized. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year in accordance with ASC 350, Intangibles-Goodwill and Other, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and changes may include significant changes in performance related to expected operating results, significant changes in asset use, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy.

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have three reporting units. We completed our annual impairment test during the first quarter of fiscal 2022 and assessed whether there were any triggering events quarterly. We did not recognize any goodwill impairment charges in fiscal 2022, 2021 or 2020.

Intangible Assets -

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2022, 2021 or 2020.

During fiscal 2022, our intangible assets were amortized over their estimated useful lives ranging from two years to six years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	4.1
Customer relationships	5.3
Publisher and Data Supply relationships	5.2

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

We did not recognize any impairment charges related to long-lived assets in fiscal 2022, 2021 or 2020.

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

At March 31, 2022, there were no customers that represented more than 10% of the trade accounts receivable balance. Our ten largest clients represented approximately 28% of our revenues in fiscal year 2022. One client, The Interpublic Group of Companies, accounted for 11% of our revenues in fiscal year 2022.

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

Foreign Currency -

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary. The balance sheets of the Company’s foreign subsidiaries are translated at period-end rates of exchange, and the statements of operations are translated at the average exchange rate for the period. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income (loss) in the consolidated statements of equity and comprehensive income (loss). We reflect net foreign exchange transaction gains and losses, resulting from the conversion of the transaction currency to functional currency, as a component of foreign currency exchange gain (loss) in total other income (expense) in the consolidated statements of operations.

Advertising Expense -

Advertising costs are expensed as incurred. Advertising expense was approximately $10.5 million, $7.0 million, and $9.8 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. Advertising expense is included in operating expenses in the consolidated statements of operations.

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

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the compensation committee of the board of directors (“compensation committee”) under which options and restricted stock units were outstanding as of March 31, 2022.

The Company’s equity compensation plan provides that all employees (employees, officers, directors, affiliates, independent contractors or consultants) are eligible to receive awards (grant of any option, stock appreciation right, restricted stock award, restricted stock unit award, performance award, performance share, performance unit, qualified performance-based award, or other stock unit award) under the plan with the terms and conditions applicable to an award set forth in applicable grant documents.

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

Restructuring –

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits. Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. Under the accounting standards related to post employment termination benefits, the Company records employee termination benefits when the termination benefits are probable and can be estimated. The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge within gains, losses and other items, net in the consolidated statement of operations in the period any adjustment is recorded.

Accounting Pronouncements Adopted During the Current Year -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12")
ASU 2019-12 simplified the accounting for income taxes, eliminated certain exceptions to the general principles in Topic 740 and clarifies and amended existing guidance to improve consistent application.
		April 1, 2021	The effect of prospectively adopting ASU 2019-12 on our consolidated financial statements and related disclosures was not material.

Recent accounting pronouncements not yet adopted -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the twelve months ended March 31,
Primary Geographical Markets	2022	2021	2020
United States	$495,765	$415,976	$354,437
Europe	26,373	22,515	20,789
Asia-Pacific ("APAC")	6,519	4,535	5,346
	$528,657	$443,026	$380,572

Major Offerings/Services
Subscription	$428,617	$356,597	$305,679
Marketplace and Other	100,040	86,429	74,893
	$528,657	$443,026	$380,572

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $394.2 million as of March 31, 2022, of which $308.5 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2026.

3.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	March 31, 2022	March 31, 2021
Right-of-use assets included in other assets, net	$59,459	$11,731
Short-term lease liabilities included in other accrued expenses	$8,984	$9,608
Long-term lease liabilities included in other liabilities	$52,241	$4,158

Supplemental balance sheet information:
Weighted average remaining lease term	6.4 years	1.8 years
Weighted average discount rate	3.6%	5.0%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2030. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $11.6 million, $11.6 million and $10.1 million for the twelve months ended March 31, 2022, 2021 and 2020, respectively.

During fiscal 2022, the Company negotiated lease extensions at five of its leased office space locations and new leases for two other office locations. The lease period extensions ranged from 2 to 8 years and included the lease extension of the Company's primary corporate headquarters in San Francisco, California by 7 years. As a result, approximately $56.2 million of new right-of-use assets and lease liabilities were recognized in the consolidated balance sheets and as supplemental information to the consolidated statements of cash flows.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of March 31, 2022 are as follows (dollars in thousands):

Amount
Fiscal 2023	$9,308
Fiscal 2024	11,079
Fiscal 2025	9,700
Fiscal 2026	10,260
Fiscal 2027	9,231
Thereafter	19,610
Total undiscounted lease commitments	69,188
Less: Interest and short-term leases	7,963
Total discounted operating lease liabilities	$61,225

Future minimum payments as of March 31, 2022 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 4) are as follows (dollars in thousands): Fiscal 2023: $2,663; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

4.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Any impairment of the asset is recognized immediately in the period the plan is approved.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the fiscal years ended March 31, 2022, 2021, and 2020. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statement of operations. The reserve balances are included in other accrued expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2019	4,595	5,688	10,283
Restructuring charges and adjustments	2,291	1,139	3,430
Payments	(6,436)	(584)	(7,020)
Balances at March 31, 2020	$450	$6,243	$6,693
Restructuring charges and adjustments	1,663	62	1,725
Payments	(1,288)	(2,387)	(3,675)
Balances at March 31, 2021	$825	$3,918	$4,743
Restructuring charges and adjustments	—	(19)	(19)
Payments	(778)	(872)	(1,650)
Balances at March 31, 2022	$47	$3,027	$3,074

Employee-related Restructuring Plans

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the associate-related charges of $1.7 million, $0.1 million remained accrued as of March 31, 2022 and are expected to be paid out during fiscal 2023.

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

Lease-related Restructuring Plans

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through March 31, 2022, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $3.0 million remained accrued at March 31, 2022.

In addition to the fiscal 2017 restructured lease discussed above, the Company recorded a $1.0 million settlement in fiscal 2021 for an office space lease cancellation that was paid during the quarter ended September 30, 2020.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the years presented (dollars in thousands):

	Twelve Months Ended March 31,
	2022	2021	2020
Restructuring plan charges and adjustments	$(19)	$1,725	$3,430
Early contract terminations	1,042	—	908
Other	456	990	663
	$1,479	$2,715	$5,001

5.    ACQUISITIONS:

Rakam

On December 13, 2021, the Company completed the acquisition of certain technology assets owned by Rakam, Inc. ("Rakam") for approximately $2.2 million in cash (including a holdback amount of $0.2 million included in other accrued expenses in the consolidated balance sheet - see Note 11). The technology asset is a cloud-agnostic customer data analytics platform that is deployed direct in the client's data warehouse. The purchased technology will be embedded into the Company's platform, enabling us to provide a single, unified segmentation solution and enable our clients to generate real-time insights and create custom audiences wherever their data resides.

The Company concluded the acquired assets did not meet the definition of a business under ASU 2017-01, "Clarifying the Definition of a Business" and therefore has accounted for the acquisition as an asset acquisition. The purchased asset was recorded as a $2.2 million developed technology intangible asset included in other assets, net in the consolidated balance sheet and will be amortized over a period of three years based on its estimated useful life.

In connection with acquisition, the Company extended employment agreements and granted $2.6 million of restricted stock units to two key Rakam employees that will be recorded as non-cash stock compensation (see Note 14). The restricted stock units will vest over four years and are not considered part of the asset purchase price as they require future service and continued employment by those individuals to vest.

Diablo

On April 21, 2021, the Company completed the acquisition of Diablo.ai, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $9.7 million in cash (including a holdback amount of $1.2 million included in other accrued expenses in the consolidated balance sheet - see Note 11). The acquisition also included $1.9 million of assumed restricted stock awards that will be recorded as non-cash stock compensation over a period of three years (see Note 14). Diablo's technology will be embedded into our unified platform and will play an integral role in our global identity capability. The Company has omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for this acquisition are included in the Company's consolidated results beginning April 21, 2021.

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the development of future technology and products. The goodwill balance is not deductible for U.S. income tax purposes. The amount allocated to intangible assets in the table is developed technology with a useful life of three years. The Company initially recognized the assets and liabilities acquired based on its preliminary estimates of their fair values as of the acquisition date. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is not longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of the estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of March 31, 2022, the Company has not completed its analysis of deferred income taxes. The fair value currently assigned to deferred income taxes was based on the information that was available as of the date of the acquisition. The Company expects to finalize the deferred income taxes in the first quarter of fiscal 2023.

DataFleets

On February 17, 2021, the Company acquired DataFleets, Ltd. ("DataFleets"), a cloud data platform that enables data silos to be unified without moving data or compromising privacy. This acquisition expands LiveRamp's data protection capabilities to unlock greater data access and control for its customers. In addition, the deal opens up new use cases as well as new markets for distributed data collaboration through the Safe Haven platform. The Company has included the financial results of DataFleets in the consolidated financial statements as of February 17, 2021. The acquisition date fair value of the consideration for DataFleets was approximately $67.2 million, which consisted of the following (dollars in thousands):

Cash, net of $2.1 million cash acquired	58,264
Restricted cash held in escrow	8,900
Total fair value of consideration transferred	$67,164

On the acquisition date, the Company delivered $8.9 million of cash to an escrow agent according to the terms of the purchase agreement. The principal escrow was owned by the Company until the funds were delivered to the DataFleets sellers in the fourth quarter of fiscal 2022. All interest and earnings on the principal escrow amount remained the property of the Company.

The total fair value of replacement stock options issued was $2.9 million for future services and will be expensed over the future requisite service periods.

In connection with the DataFleets acquisition, the Company agreed to pay $18.1 million to certain key employees (see Note 14). The consideration holdback is payable in three equal, annual increments, based on the anniversary dates of the acquisition, and is payable in shares of Company common stock. The number of shares to be issued annually will vary based on the market price of the shares on the date of issuance. The consideration holdback is not part of the purchase price, as vesting is dependent on continued employment of the key employees. It will be recorded as non-cash stock-based compensation expense over the three-year earning period.

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

Acuity Data

On July 16, 2020, the Company completed the acquisition of Acuity Data ("Acuity"), a team of global retail and consumer packaged goods ("CPG") experts, for approximately $2.9 million in cash. The acquisition also included a three-year performance plan having a maximum potential attainment of $5.1 million that would be recorded as non-cash stock-based compensation expense if achieved. The acquisition strengthens the retail analytics capabilities of our Safe Haven platform by enabling better reporting, insights, and collaboration for retailers and CPG companies, bridging the gap between trade and media by bringing consumers' digital signals and retail transaction data together in a privacy-conscious manner.

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

In connection with the DPM acquisition, the Company agreed to pay $24.7 million to certain key employees (see Note 14). The consideration holdback is payable in three equal, annual increments, based on the anniversary dates of the acquisition, and is payable in shares of Company common stock. The number of shares to be issued annually will vary depending on the market price of the shares on the date of issuance. The consideration holdback is not part of the purchase price, as vesting is dependent on continued employment of the key employees. It will be recorded as non-cash stock-based compensation expense over the three-year earning period.

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

Summary results of operations for AMS for the fiscal year ended March 31, 2020 are segregated and included in earnings from discontinued operations, net of tax, in the consolidated statements of operations. The following is a reconciliation of the major classes of line items constituting earnings from discontinued operations, net of tax (dollars in thousands):

Year ended March 31, 2020
Operating expenses:
Gains, losses and other items, net	$(957)
Total operating expenses	(957)
Earnings from discontinued operations before income taxes	957
Income taxes	207
Earnings from discontinued operations, net of tax	$750

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2022	March 31, 2021
Prepaid expenses and other	$13,947	$31,659
Share receivable for cash settlement of withheld income tax withholdings on equity award	—	9,055
Certificates of deposit	7,500	7,500
Assets of non-qualified retirement plan	15,528	15,838
Other current assets	$36,975	$64,052

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2022	March 31, 2021
Long-term prepaid revenue share	$13,468	$8,127
Right-of-use assets (see Note 4)	59,459	11,731
Deferred tax asset	1,224	663
Deposits	4,486	2,745
Strategic investments	5,700	5,700
Other miscellaneous noncurrent assets	877	1,888
Other assets, net	$85,214	$30,854

In conjunction with the July 2015 disposition of our former IT outsourcing business, we retained a profits interest previously recognized at $0.7 million within miscellaneous noncurrent assets at March 31, 2021. In the twelve months ended March 31, 2022, the Company recorded a $30.5 million gain included in total other income in the consolidated statement of operations related to a $31.2 million cash distribution received from the settlement of this retained profits interest.

8.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	March 31, 2022	March 31, 2021
Leasehold improvements	$28,224	$26,024
Data processing equipment	7,001	9,053
Office furniture and other equipment	9,776	9,207
	45,001	44,284
Less accumulated depreciation and amortization	33,470	32,327
Property and equipment, net of accumulated depreciation and amortization	$11,531	$11,957

Depreciation expense on property and equipment was $5.4 million, $8.9 million and $15.3 million for the twelve months ended March 31, 2022, 2021, and 2020, respectively. Depreciation expense in fiscal 2020 included $3.6 million of accelerated depreciation expense associated with the reduced useful life of certain IT equipment in connection with the Company's migration to a cloud-based data center solution.

9.    GOODWILL:

Changes in goodwill for the twelve months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

Total
Balance at March 31, 2020	$297,796
Acquisition of Acuity Data	2,011
Acquisition of DataFleets	56,436
Change in foreign currency translation adjustment	1,203
Balance at March 31, 2021	$357,446
Acquisition of Diablo	7,012
Change in foreign currency translation adjustment	(613)
Balance at March 31, 2022	$363,845

Goodwill by geography as of March 31, 2022 was:

Total
U.S.	$360,466
APAC	3,379
Balance at March 31, 2022	$363,845

10.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	March 31, 2022	March 31, 2021
Developed technology, gross	$84,146	$78,547
Accumulated amortization	(67,980)	(60,424)
Net developed technology	$16,166	$18,123

Customer relationship/Trade name, gross	$43,490	$43,506
Accumulated amortization	(40,582)	(37,510)
Net customer/trade name	$2,908	$5,996

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(32,156)	(24,189)
Net publisher/data supply relationships	$7,644	$15,611

Total intangible assets, gross	$167,436	$161,853
Total accumulated amortization	(140,718)	(122,123)
Total intangible assets, net	$26,718	$39,730

Total amortization expense related to intangible assets was $18.7 million, $18.0 million, and $19.0 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

The following table presents the estimated future amortization expenses related to intangible assets.

Fiscal Year:
2023	$16,837
2024	6,860
2025	3,021
$26,718

11.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31, 2022	March 31, 2021
Liabilities of non-qualified retirement plan	$15,528	$15,838
Short-term lease liabilities (see Note 3)	8,984	9,608
DPM consideration holdback (see Note 14)	6,092	6,092
Acuity performance earnout liability (see Note 14)	2,420	2,208
DataFleets consideration holdback (see Note 5)	756	755
Diablo consideration holdback (see Note 5)	1,200	—
Rakam consideration holdback (see Note 5)	223	—
Other miscellaneous accrued expenses	10,864	23,852
Other accrued expenses	$46,067	$58,353

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	March 31, 2022	March 31, 2021
Uncertain tax positions	$24,374	$26,156
Long-term lease liabilities (see Note 3)	52,241	4,158
Restructuring accruals	3,619	4,510
Other	5,876	7,565
Other liabilities	$86,110	$42,389

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

Commitments

The following table presents the Company’s purchase commitments at March 31, 2022.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $24.4 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2023	2024	2025	2026	Total
Purchase commitments	$58,495	$48,201	$46,514	$33,150	$186,360

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

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020. On that date, the board of directors extended the term of the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the fiscal year ended March 31, 2022, the Company repurchased 1.3 million shares of its common stock for $58.6 million under the stock repurchase program. During the fiscal year ended March 31, 2021, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program. During the fiscal year ended March 31, 2020, the Company repurchased 4.4 million shares of its common stock for $182.2 million under the stock repurchase program. Through March 31, 2022, the Company has repurchased 29.6 million shares of its stock for $732.2 million, leaving remaining capacity of $267.8 million under the stock repurchase program.

The Company paid no dividends on its common stock for any of the years reported.

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 39.1 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2022, there were a total of 2.8 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the twelve months ended March 31, 2022, 2021, and 2020, by award type, was (dollars in thousands):

	For the twelve months ended
	March 31,
	2022	2021	2020
Stock options	$1,935	$2,308	$3,675
Restricted stock units	56,008	78,164	55,543
Diablo restricted stock awards	794	—	—
Arbor acquisition consideration holdback	—	—	2,553
DPM acquisition consideration holdback	8,122	8,030	6,185
Pacific Data Partners ("PDP") assumed performance plan	9,101	18,388	20,332
Acuity performance plan	1,912	2,208	—
DataFleets acquisition consideration holdback	6,043	755	—
Other stock-based compensation	3,342	1,854	1,159
Total non-cash stock-based compensation included in the consolidated statements of operations	87,257	111,707	89,447
Less expense related to liability-based equity awards	(16,077)	(27,311)	(24,228)
Total non-cash stock-based compensation included in the consolidated statements of equity	$71,180	$84,396	$65,219

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the twelve months ended
	March 31,
	2022	2021	2020
Cost of revenue	$4,111	$5,300	$3,769
Research and development	32,112	38,960	23,260
Sales and marketing	28,586	40,401	38,026
General and administrative	22,448	27,046	24,392
Total non-cash stock-based compensation included in the consolidated statements of operations	$87,257	$111,707	$89,447

In March 2021, the Company accelerated the vesting of certain time-vesting restricted stock units that would have otherwise vested over the following six months to take advantage of significant cash tax savings opportunities. This resulted in the vesting of time-vesting and performance-based restricted stock units covering approximately 0.7 million shares of common stock. The Company recognized $21.4 million of compensation costs related to the accelerated vesting of these units, which is included in loss from operations in the consolidated statement of operations. Of the $21.4 million compensation costs, $8.4 million represented incremental compensation cost due to the modification and $13.0 million represented accelerated original grant date fair value compensation cost.

The following table provides the expected future expense for all of the Company's outstanding equity awards at March 31, 2022, by award type.

	For the years ending March 31,
	2023	2024	2025	2026	Total
Stock options	$1,089	$720	$158	$—	$1,967
Restricted stock units	71,881	55,301	38,236	11,806	177,224
Diablo restricted stock awards	518	518	89	—	1,125
DPM acquisition consideration holdback	2,031	—	—	—	2,031
Acuity performance plan	815	165	—	—	980
DataFleets acquisition consideration holdback	6,043	5,287	—	—	11,330
Other stock-based compensation	353	—	—	—	353
Expected future expense	$82,730	$61,991	$38,483	$11,806	$195,010

Stock Options Activity

In February 2021, in connection with the acquisition of DataFleets, the Company replaced all unvested outstanding stock options held by DataFleets employees immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options. In total, the Company issued 42,154 replacement options at a weighted-average exercise price of $0.70 per share. The acquisition-date fair value of the replacement stock options was $2.9 million and was determined using a binomial lattice model. All of the replacement options require post-combination service. As a result, the $2.9 million acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the remaining service period of the replacement options.

In fiscal 2020, in connection with the acquisition of DPM, the Company replaced all outstanding stock options held by DPM employees immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options. In total, the Company issued 162,481 replacement options at a weighted-average exercise price of $1.64 per share. The acquisition-date fair value of the replacement stock options was $7.4 million and was determined using a binomial lattice model. $2.3 million of the acquisition-date fair value of the replacement options was calculated and identified as consideration transferred in the DPM acquisition. The remaining $5.1 million acquisition-date fair value is considered future compensation costs and will be recognized as stock-based compensation cost over the remaining service period.

Stock option activity for the twelve months ended March 31, 2022 was:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(In years)	(In thousands)
Outstanding at March 31, 2021	844,045	$15.31
Exercised	(110,617)	$9.35		$4,338
Forfeited or canceled	(3,424)	$2.39
Outstanding at March 31, 2022	730,004	$16.28	2.2	$15,411
Exercisable at March 31, 2022	699,260	$16.96	1.9	$14,289

The aggregate intrinsic value for options exercised in fiscal 2022, 2021, and 2020 was $4.3 million, $23.2 million, and $6.7 million, respectively.  The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on March 31, 2022.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of March 31, 2022 was:

			Options outstanding			Options exercisable
Range of				Weighted average	Weighted average		Weighted average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	81,495	5.6 years	$0.99	50,751	$1.06
$10.00	—	$19.99	346,807	1.7 years	$15.50	346,807	$15.50
$20.00	—	$24.99	301,702	1.8 years	$21.31	301,702	$21.31
			730,004	2.2 years	$16.28	699,260	$16.96

Diablo Restricted Stock Awards

During the twelve months ended March 31, 2022, in connection with the acquisition of Diablo, the Company replaced the unvested outstanding restricted stock shares held by a Diablo employee immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. The conversion calculation resulted in issuance of 40,600 replacement restricted stock shares having an acquisition-date fair value of $1.9 million. The restricted shares vest subject to post-combination service requirements. As a result, the acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the approximate three-year vesting period of the awards.

Changes in the Company's restricted stock for the twelve months ended March 31, 2022 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2021	—	$—
Diablo replacement restricted stock award	40,600	$47.29
Vested	(15,834)	$47.29
Unvested restricted stock awards at March 31, 2022	24,766	$47.29	2.17

The total fair value of restricted stock awards vested during the twelve months ended March 31, 2022 was $0.8 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the twelve months ended March 31, 2022, the Company granted time-vesting RSUs covering 3,037,440 shares of common stock and having a fair value at the date of grant of $143.4 million. The RSUs granted in the current year primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in the current fiscal year were units related to the Diablo acquisition and the Rakam acquisition (see Note 5). Following the closing of the Diablo acquisition, the Company granted new awards of RSUs, covering 98,442 shares of common stock having a grant date fair value of $4.7 million, to select employees to induce them to accept employment with the Company. In connection with the Rakam acquisition, the Company extended employment agreements and granted new awards of RSUs, covering 55,927 shares of common stock having a grant date fair value of $2.6 million, to two key Rakam employees.

During fiscal 2021, the Company granted time-vesting RSUs covering 2,228,445 shares of common stock and having a fair value at the date of grant of $99.8 million. The RSUs granted in the current year primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in the current fiscal year were units related to the DataFleets acquisition. Following the closing of the DataFleets acquisition, the Company granted new awards of RSUs covering 193,595 shares of common stock, and having a grant date fair value of $13.5 million, to select employees and contractors to induce them to accept employment with the Company.

During fiscal 2020, the Company granted time-vesting RSUs covering 1,697,506 shares of common stock and having a fair value at the date of grant of $85.6 million. The RSUs granted in fiscal 2020 primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in fiscal 2020 were units related to the DPM acquisition. Following the closing of the DPM acquisition, the Company granted new awards of RSUs covering 155,346 shares of common stock, and having a grant date fair value of $7.3 million, to select employees to induce them to accept employment with the Company.

RSU activity for the twelve months ended March 31, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2021	2,692,243	$45.96	2.76
Granted	3,191,809	$47.22
Vested	(642,656)	$44.15
Forfeited or canceled	(1,064,714)	$46.75
Outstanding at March 31, 2022	4,176,682	$47.00	2.85

The total fair value of RSUs vested during the twelve months ended March 31, 2022, 2021, and 2020 was $30.3 million, $126.9 million, and $59.8 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2022 plans:
During the twelve months ended March 31, 2022, the Company granted PSUs covering 249,152 shares of common stock having a fair value at the date of grant of $12.6 million. The grants were made under three separate performance plans.

Under a special incentive performance plan, units covering 36,425 shares of common stock were granted having a fair value at the date of grant of $1.7 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee of the board of directors ("compensation committee") and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 100% of the award, based on the attainment of key productivity metrics for the period from January 1, 2023 to December 31, 2023. Performance will be measured and vesting evaluated on a quarterly basis beginning with the period ending March 31, 2023 and continuing through the end of the performance period.

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

Fiscal 2021 plans:
During the fiscal 2021, the Company granted PSUs covering 246,524 shares of common stock having a fair value at the date of grant of $10.7 million. The grants were made under two separate performance plans.

Under the first performance plan, units covering 73,950 shares of common stock were granted having a fair value at the date of grant of $4.2 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee and continuous employment through the vesting date.  The units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2020 to March 31, 2023. At March 31, 2022, there remains a maximum potential of 119,268 shares, net of forfeitures, eligible to grant under this plan.

Under the second performance plan, units covering 172,574 shares of common stock were granted having a fair value at the date of grant of $6.5 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the attainment of trailing twelve-month revenue growth and EBITDA margin targets for the period from April 1, 2020 to March 31, 2023. Performance will be measured and vesting evaluated on a quarterly basis beginning with the period ending 6/30/2021 and continuing through the end of the performance period.

Through March 31, 2022, performance measurements have resulted in an accumulated 50% achievement, or 71,666 total earned units under this plan. Of the earned amount, 50% vested immediately, while the remaining 50% will vest on the one-year anniversary of attainment approval. As of March 31, 2022, there remains a maximum potential of 208,750 additional shares eligible for grant under the plan. Quarterly measurements of attainment will continue through March 31, 2023.

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

The Company's fiscal 2020 TSR PSU plan reached maturity of the relevant performance period at March 31, 2022. The final performance measurement resulted in 0% attainment. The units available to award under this plan, are expected to be cancelled in the first quarter of fiscal 2023 upon compensation committee approval.

Under the second performance plan, units covering 141,974 shares of common stock were granted having a fair value at the date of grant of $7.9 million equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee of the board of directors.

•82,494 units may vest in a number of shares from 0% to 200% of the award, based on attainment of the Company's three-year revenue compound annual growth rate target for the period from April 1, 2019 to March 31, 2022. The plan reached maturity of the relevant performance period at March 31, 2022. The final performance measurement resulted in 0% attainment. The units are expected to be cancelled in the first quarter of fiscal 2023 upon compensation committee approval.

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

PSU activity for the twelve months ended March 31, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2021	631,869	$49.74	1.54
Granted	249,152	$50.54
Vested	(136,445)	$45.54
Forfeited or canceled	(160,108)	$48.98
Outstanding at March 31, 2022	584,468	$51.26	1.01

The total fair value of PSUs vested in the twelve months ended March 31, 2022 and 2021 was $6.7 million and $8.4 million, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested. There were no PSU vests in in the twelve months ended 2020.

Acquisition-related Performance Plan

As part of the Company's fiscal 2021 acquisition of Acuity, the Company will be obligated to pay up to an additional $5.1 million, settled in a variable number of shares of Company stock, and subject to certain performance conditions and continued employment of each participant. Performance will be measured and vesting evaluated in three annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Through March 31, 2022, the Company has recognized a total of $4.1 million as stock-based compensation expense related to the Acuity performance earnout plan. At March 31, 2022, the recognized, but unpaid, balance in other accrued expense in the consolidated balance sheet was $2.4 million. The next annual settlement of $1.7 million is expected to occur in the second quarter of fiscal 2023.

Acquisition-related Consideration Holdback

As part of the Company's fiscal 2021 acquisition of DataFleets, $18.1 million of the acquisition consideration otherwise payable with respect to shares of DataFleets common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DataFleets key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through March 31, 2022, the Company has recognized a total of $6.8 million as stock-based compensation expense related to the DataFleets consideration holdback. At March 31, 2022, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the consolidated balance sheet was $0.8 million. The next annual settlement of $6.0 million is expected to occur in the fourth quarter of fiscal 2023.

As part of the Company's fiscal 2020 acquisition of Data Plus Math ("DPM"), $24.4 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through March 31, 2022, the Company has recognized a total of $22.3 million as stock-based compensation expense related to the DPM consideration holdback. At March 31, 2022, the recognized, but unpaid, balance related to the DPM consideration holdback in the consolidated balance sheet was $6.1 million. The next, and final, annual settlement of $8.1 million is expected to occur at the end of the first quarter of fiscal 2023.

PDP Assumed Performance Plan

In connection with the fiscal 2018 acquisition of PDP, the Company assumed the outstanding performance compensation plan under the PDP 2018 Equity Compensation Plan ("PDP PSU plan"). During fiscal 2020, the Company converted the outstanding PDP PSU plan to a time-vesting restricted stock plan ("PDP RSU plan").

Through March 31, 2022, the Company has recognized a total of $65.5 million as stock-based compensation expense related to the PDP RSU plan. The final annual settlement occurred in the fourth quarter of fiscal 2022.

Qualified Employee Stock Purchase Plan ("ESPP")

During the twelve months ended March 31, 2022, 103,447 shares of common stock were purchased under the ESPP at a weighted-average price of $41.44 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $1.8 million for the twelve months ended March 31, 2022. At March 31, 2022, there was approximately $0.4 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $5,730 and $7,522 at March 31, 2022 and March 31, 2021, respectively, reflect accumulated foreign currency translation adjustments.

15.    INCOME TAX:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	Year ended March 31,
	2022	2021	2020
Continuing operations	$(1,242)	$(30,532)	$(40,276)
Discontinued operations	—	—	207
	$(1,242)	$(30,532)	$(40,069)

Income tax expense (benefit) attributable to loss from continuing operations consists of (dollars in thousands):

	Year ended March 31,
	2022	2021	2020
Current:
U.S. Federal	$(1,227)	$(28,060)	$(33,715)
Non-U.S.	305	17	146
State	1,220	(1,071)	171
	298	(29,114)	(33,398)
Deferred:
U.S. Federal	(895)	(1,205)	(5,103)
Non-U.S.	(608)	(44)	(1,006)
State	(37)	(169)	(769)
	(1,540)	(1,418)	(6,878)
Total	$(1,242)	$(30,532)	$(40,276)

Income (loss) before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	Year ended March 31,
	2022	2021	2020
U.S.	$(37,415)	$(122,257)	$(160,457)
Non-U.S.	2,340	1,457	(5,080)
Total	$(35,075)	$(120,800)	$(165,537)

Income (loss) before income taxes, as shown above, is based on the location of the entity to which such income (losses) are attributable.  However, since such income (losses) may be subject to taxation in more than one country, the income tax expense (benefit) shown above as U.S. or non-U.S. may not correspond to the income (loss) shown above.

Below is a reconciliation of expected income tax benefit computed by applying the U.S. federal statutory rate of 21.0% to loss before income taxes to actual income tax benefit from continuing operations (dollars in thousands):

	Year ended March 31,
	2022	2021	2020
Computed expected income tax benefit	$(7,366)	$(25,368)	$(34,763)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	691	(979)	(473)
Research and other tax credits	(3,107)	(4,635)	(1,517)
Nondeductible expenses	673	1,104	838
Stock-based compensation	5,576	(2,024)	5,025
Non-U.S. subsidiaries taxed at other rates	(364)	194	230
Adjustment to valuation allowances	2,520	2,230	(2,245)
Net operating loss carryback taxed at other rates	—	—	(7,360)
Other, net	135	(1,054)	(11)
	$(1,242)	$(30,532)	$(40,276)

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. As such, the Company carried back its fiscal 2021 NOL, resulting in an expected refund of approximately $28 million. The Company was also able to carry back its fiscal 2020 NOL, resulting in a refund of approximately $32 million, which was received in fiscal 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2022 and 2021 are presented below (dollars in thousands).

	2022	2021
Deferred tax assets:
Accrued expenses	$5,682	$3,501
Lease liabilities	14,090	3,324
Net operating loss carryforwards	25,737	35,945
Stock-based compensation	8,022	2,991
Nonqualified deferred compensation	3,119	2,802
Property and equipment	496	—
Tax credit carryforwards	7,588	10,241
Other	1,351	444
Total deferred tax assets	66,085	59,248
Less valuation allowance	(37,399)	(35,332)
Net deferred tax assets	28,686	23,916
Deferred tax liabilities:
Prepaid expenses	(2,296)	(6,734)
Property and equipment	—	(248)
Right-of-use assets	(13,691)	(3,016)
Intangible assets	(4,218)	(8,409)
Deferred commissions	(7,562)	(5,391)
Total deferred tax liabilities	(27,767)	(23,798)
Net deferred tax assets	$919	$118

At March 31, 2022, the Company has net operating loss carryforwards of approximately $0.9 million and $125.5 million for U.S. federal and state income tax purposes, respectively.  Of the net operating loss carryforwards, $16.8 million will not expire for state purposes. The remaining carryforwards will expire in various amounts and will completely expire if not used by 2042. The Company has foreign net operating loss carryforwards of approximately $99.6 million. Of this amount, $90.4 million will not expire. The remainder expires in various amounts and will completely expire if not used by 2031. The Company has federal and state credit carryforwards of $3.0 million and $7.0 million, respectively. Of the state credit carryforwards, $6.3 million will not expire. The remaining credit carryforwards will expire in various amounts and will completely expire if not used by 2037.

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

Based upon the Company's history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions. In addition, management believes it is not more likely than not the Company will realize the benefits of certain foreign net operating loss carryforwards and has established valuation allowances in the amount of $22.7 million against deferred tax assets in such jurisdictions. No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2022, 2021 and 2020 (dollars in thousands):

	Year ended March 31,
	2022	2021	2020
Balance at beginning of period	$25,026	$23,400	$19,600
Increases related to prior year tax positions	411	—	2,458
Decreases related to prior year tax positions	—	(139)	(1,048)
Increases related to current year tax positions	990	1,765	2,433
Lapse of statute of limitations	(2,610)	—	(43)
Balance at end of period	$23,817	$25,026	$23,400

Gross unrecognized tax benefits as of March 31, 2022 was $23.8 million, of which $20.1 million would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $4.3 million as of March 31, 2022. Accrued interest and penalties increased by $0.8 million during fiscal 2022. The Company does not anticipate a material reduction of unrecognized tax benefits within the next 12 months.

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions.  The Company’s subsidiaries also file tax returns in various foreign jurisdictions in which they operate.  In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years after 2013. The Company’s federal income tax return for fiscal year 2019 is currently under Internal Revenue Service examination. The status of other U.S. federal, state and foreign tax examinations varies by jurisdiction.  The Company does not anticipate any material adjustments to its consolidated financial statements resulting from tax examinations currently in progress.

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

Company contributions for the above plans amounted to approximately $10.1 million, $9.4 million, and $7.9 million in fiscal years 2022, 2021, and 2020, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $15.5 million and $15.8 million at March 31, 2022 and 2021, respectively.

17.    FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	Year ended March 31,
Revenue	2022	2021	2020
United States	$495,765	$415,976	$354,437
Foreign
Europe	26,373	22,515	20,789
APAC	6,519	4,535	5,346
All Foreign	32,892	27,050	26,135
	$528,657	$443,026	$380,572

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31,
	2022	2021
United States	$509,014	$456,662
Foreign
Europe	4,174	1,084
APAC	4,714	4,860
All Foreign	8,888	5,944
	$517,902	$462,606

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at March 31, 2022 and March 31, 2021 (dollars in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,528	$—	$—	$15,528
Total	$15,528	$—	$—	$15,528

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,838	$—	$—	$15,838
Total	$15,838	$—	$—	$15,838
Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $5.7 million of strategic investments without readily determinable fair values at March 31, 2022 and March 31, 2021, respectively (see Note 7). These investments are included in other assets on the consolidated balance sheets. There were no impairment charges for the twelve months ended March 31, 2022 and 2021, respectively.