Form 10-Q
period 2022-06-30
LiveRamp Holdings, Inc.
filed 2022-08-04
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
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
(888) 987-6764 (Registrant's Telephone Number, Including Area Code)
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 1, 2022 was 67,142,415.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
June 30, 2022

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Report Act of 1995, as amended. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•our expectations regarding the elimination of certain deductions under the Tax Cuts and Jobs Act of 2017 and other tax-related legislation on our tax position;

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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission ("SEC") on May 24, 2022 and those described from time to time in our future reports filed with the SEC;
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
•the possibility that there will be changes in the judicial, legislative, regulatory, accounting, cultural and consumer environments affecting our business, including but not limited to litigation, investigations, legislation, regulations and customs impairing our and our customers' ability to collect, process, manage, aggregate, store and/or use data, in particular that there is increasing momentum in the U.S. Congress towards a comprehensive U.S. data collection and use law;
•the possibility that data suppliers might withdraw data from us, leading to our inability to provide certain products and services, in particular that there might be restrictive legislation in the U.S. and other countries that restrict the availability of data;
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
•general and global negative conditions, including the COVID-19 pandemic, rising interest rates, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2022	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$508,254	$600,162
Trade accounts receivable, net	154,575	148,343
Refundable income taxes, net	28,970	30,354
Other current assets	33,055	36,975
Total current assets	724,854	815,834

Property and equipment, net of accumulated depreciation and amortization	13,044	11,531
Intangible assets, net	22,050	26,718
Goodwill	363,013	363,845
Deferred commissions, net	30,963	30,594
Other assets, net	80,337	85,214
	$1,234,261	$1,333,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$66,809	$83,197
Accrued payroll and related expenses	19,556	39,188
Other accrued expenses	41,918	46,067
Deferred revenue	14,762	16,114
Total current liabilities	143,045	184,566

Other liabilities	85,469	86,110
Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,103	14,984
Additional paid-in capital	1,753,468	1,721,118
Retained earnings	1,393,775	1,420,993
Accumulated other comprehensive income	3,801	5,730
Treasury stock, at cost	(2,160,400)	(2,099,765)
Total stockholders' equity	1,005,747	1,063,060
	$1,234,261	$1,333,736

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2022	2021
Revenues	$142,243	$119,038
Cost of revenue	41,021	34,315
Gross profit	101,222	84,723
Operating expenses:
Research and development	47,661	34,776
Sales and marketing	51,280	41,979
General and administrative	27,144	24,291
Gains, losses and other items, net	739	1,278
Total operating expenses	126,824	102,324
Loss from operations	(25,602)	(17,601)
Total other income, net	699	30,601
Income (loss) before income taxes	(24,903)	13,000
Income tax expense (benefit)	2,315	(4,365)
Net earnings (loss)	$(27,218)	$17,365

Basic earnings (loss) per share	$(0.40)	$0.25

Diluted earnings (loss) per share	$(0.40)	$0.25

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the three months ended
	June 30,
	2022	2021
Net earnings (loss)	$(27,218)	$17,365
Other comprehensive loss:
Change in foreign currency translation adjustment	(1,929)	(552)
Comprehensive income (loss)	$(29,147)	$16,813

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2022
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2022	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2022	149,840,925	$14,984	$1,721,118	$1,420,993	$5,730	(81,205,596)	$(2,099,765)	$1,063,060
Employee stock awards, benefit plans and other issuances	278,896	28	4,561	—	—	(22,510)	(582)	4,007
Non-cash stock-based compensation	11,797	1	19,756	—	—	—	—	19,757
Restricted stock units vested	588,230	59	(59)	—	—	—	—	—
Liability-classified restricted stock units vested	311,868	31	8,092	—	—	—	—	8,123
Acquisition of treasury stock	—	—	—	—	—	(2,071,095)	(60,053)	(60,053)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,929)	—	—	(1,929)
Net loss	—	—	—	(27,218)	—	—	—	(27,218)
Balances at June 30, 2022	151,031,716	$15,103	$1,753,468	$1,393,775	$3,801	(83,299,201)	$(2,160,400)	$1,005,747

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2021
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2021	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2021	147,814,965	$14,781	$1,630,072	$1,454,826	$7,522	(79,585,710)	$(2,026,518)	$1,080,683
Employee stock awards, benefit plans and other issuances	119,555	12	3,269	—	—	(223,854)	(11,361)	(8,080)
Non-cash stock-based compensation	8,376	1	12,134	—	—	—	—	12,135
Restricted stock units vested	495,439	50	(50)	—	—	—	—	—
Acquisition-related restricted stock award	40,600	4	(4)	—	—	—	—	—
Liability-classified restricted stock units vested	180,768	18	8,104	—	—	—	—	8,122
Acquisition of treasury stock	—	—	—	—	—	(629,955)	(29,077)	(29,077)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(552)	—	—	(552)
Net earnings	—	—	—	17,365	—	—	—	17,365
Balances at June 30, 2021	148,659,703	$14,866	$1,653,525	$1,472,191	$6,970	(80,439,519)	$(2,066,956)	$1,080,596

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the three months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$(27,218)	$17,365
Non-cash operating activities:
Depreciation and amortization	5,741	6,585
Loss on disposal or impairment of assets	(5)	113
Gain on distribution from retained profits interest	—	(30,052)
Provision for doubtful accounts	997	955
Deferred income taxes	187	(912)
Non-cash stock compensation expense	24,225	18,496
Changes in operating assets and liabilities:
Accounts receivable, net	(7,733)	(7,049)
Deferred commissions	(369)	(3,383)
Other assets	4,352	19,336
Accounts payable and other liabilities	(34,557)	(37,276)
Income taxes, net	2,131	(1,000)
Deferred revenue	(1,120)	(419)
Net cash used in operating activities	(33,369)	(17,241)

Cash flows from investing activities:
Capital expenditures	(1,741)	(427)
Cash paid in acquisitions, net of cash received	—	(8,368)
Distribution from retained profits interest	—	31,000
Net cash provided by (used in) investing activities	(1,741)	22,205

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	4,589	3,281
Shares repurchased for tax withholdings upon vesting of stock-based awards	(582)	(11,361)
Acquisition of treasury stock	(60,053)	(29,077)
Net cash used in financing activities	(56,046)	(37,157)

Effect of exchange rate changes on cash	(752)	261

Net change in cash and cash equivalents	(91,908)	(31,932)
Cash and cash equivalents at beginning of period	600,162	581,687
Cash and cash equivalents at end of period	$508,254	$549,755

Supplemental cash flow information:
Cash paid (received) for income taxes, net	$4	$(2,451)
Purchases of property, plant, & equipment, net remaining unpaid at end of period	$1,666	$164

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“2022 Annual Report”), as filed with the SEC on May 24, 2022.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2022 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2023.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2022 Annual Report.

Accounting pronouncements adopted during the current year

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	ASU 2021-08 requires companies to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the revenue recognition guidance as if the acquirer had entered into the original contract at the same time, and on the same terms, as the acquiree. Generally, this will result in the acquirer recognizing contract assets and liabilities at the same amounts recorded by the acquiree as of the acquisition date. Under the previous standard, an acquirer generally recognizes such items at fair value on the acquisition date.
	This update is effective for fiscal years beginning after December 15, 2022 with early adoption permitted.	April 1, 2022	The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

Recent accounting pronouncements not yet adopted

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2022	2021
Basic earnings (loss) per share:
Net earnings (loss)	$(27,218)	$17,365

Basic weighted-average shares outstanding	68,403	68,328

Basic earnings (loss) per share	$(0.40)	$0.25

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	68,403	68,328
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	1,277
Diluted weighted-average shares outstanding	68,403	69,605

Diluted earnings (loss) per share	$(0.40)	$0.25

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 0.8 million in the three months ended June 30, 2022.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended
	June 30,
	2022	2021
Number of shares underlying restricted stock units	3,591	803

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the three months ended June 30, 2022, the Company repurchased 2.1 million shares of its common stock for $60.1 million under the stock repurchase program.  Through June 30, 2022, the Company had repurchased a total of 31.6 million shares of its stock for $792.2 million under the stock repurchase program, leaving remaining capacity of $207.8 million.

Accumulated other comprehensive income balances of $3.8 million and $5.7 million at June 30, 2022 and March 31, 2022, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the three months ended June 30,
Primary Geographical Markets	2022	2021
United States	$132,069	$111,670
Europe	8,289	5,964
Asia-Pacific ("APAC")	1,885	1,404
	$142,243	$119,038

Major Offerings/Services
Subscription	$115,733	$96,510
Marketplace and Other	26,510	22,528
	$142,243	$119,038

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $398.0 million as of June 30, 2022, of which $295.5 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2026.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Right-of-use assets included in other assets, net	$56,626	$59,459
Short-term lease liabilities included in other accrued expenses	$9,869	$8,984
Long-term lease liabilities included in other liabilities	$49,398	$52,241

Supplemental balance sheet information:
Weighted average remaining lease term	6.3 years	6.4 years
Weighted average discount rate	3.6%	3.6%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2030. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $3.1 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of June 30, 2022 are as follows (dollars in thousands):

Amount
Fiscal 2023	$6,957
Fiscal 2024	10,957
Fiscal 2025	9,657
Fiscal 2026	10,191
Fiscal 2027	9,231
Thereafter	19,611
Total undiscounted lease commitments	66,604
Less: Interest and short-term leases	7,337
Total discounted operating lease liabilities	$59,267

Future minimum payments as of June 30, 2022 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 14) are as follows (dollars in thousands): Fiscal 2023: $2,002; Fiscal 2024: $2,698; Fiscal 2025: $2,699; and Fiscal 2026: $1,799.

5.    ACQUISITIONS:

Diablo

On April 21, 2021, the Company completed the acquisition of Diablo.ai, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $9.7 million in cash (including a holdback amount of $1.2 million included in other accrued expenses in the condensed consolidated balance sheet - see Note 11). The acquisition also included $1.9 million of assumed restricted stock awards that will be recorded as non-cash stock compensation over a period of three years (see Note 6). Diablo's technology has been embedded into our unified platform and plays an integral role in our global identity capability. The Company omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition is not material. The results of operations for this acquisition are included in the Company's consolidated results beginning April 21, 2021.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

April 21, 2021
Assets acquired:
Cash	$131
Goodwill	6,807
Intangible assets	3,500
Total assets acquired	10,438
Deferred income taxes	(505)
Accounts payable and accrued expenses	(65)
Net assets acquired	9,868
Less:
Cash acquired	(131)
Net purchase price allocated	9,737
Less:
Cash held back	(1,200)
Net cash paid in acquisition	8,537

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

6.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 39.1 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At June 30, 2022, there were a total of 0.3 million shares available for future grants under the plans.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the three months ended June 30, 2022 and 2021, by award type, was (dollars in thousands):

	For the three months ended
	June 30,
	2022	2021
Stock options	$309	$527
Restricted stock units	19,062	10,228
Diablo restricted stock awards	127	254
DPM acquisition consideration holdback	2,030	2,031
Pacific Data Partners ("PDP") assumed performance plan	—	2,298
Acuity performance plan	354	779
DataFleets acquisition consideration holdback	1,511	1,509
Employee stock purchase plan	480	475
Directors stock-based compensation	352	395
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	24,225	18,496
Less expense related to liability-based equity awards	(4,468)	(6,361)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$19,757	$12,135

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the three months ended
	June 30,
	2022	2021
Cost of revenue	$1,163	$790
Research and development	11,656	5,348
Sales and marketing	5,884	6,793
General and administrative	5,522	5,565
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$24,225	$18,496

The following table provides the expected future expense for all of the Company's outstanding equity awards at June 30, 2022, by award type. The amount for 2023 represents the remaining nine months ending March 31, 2023. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2023	2024	2025	2026	Total
Stock options	$747	$668	$158	$—	$1,573
Restricted stock units	72,107	83,143	67,013	14,567	236,830
Diablo restricted stock awards	392	518	89	—	999
Acuity performance plan	461	165	—	—	626
DataFleets acquisition consideration holdback	4,532	5,288	—	—	9,820
Employee stock purchase plan	963	—	—	—	963
Expected future expense	$79,202	$89,782	$67,260	$14,567	$250,811

Stock Options Activity

Stock option activity for the three months ended June 30, 2022 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2022	730,004	$16.28
Exercised	(168,168)	$13.00		$2,997
Forfeited or canceled	(2,287)	$3.56
Outstanding at June 30, 2022	559,549	$17.31	2.5	$4,753
Exercisable at June 30, 2022	535,403	$18.06	2.2	$4,151

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on June 30, 2022.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of June 30, 2022 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	75,611	5.2 years	$0.98	51,465	$1.04
$10.00	—	$19.99	182,603	2.9 years	$17.49	182,603	$17.49
$20.00	—	$24.99	301,335	1.5 years	$21.31	301,335	$21.31
			559,549	2.5 years	$17.31	535,403	$18.06

Diablo Restricted Stock Awards

During the three months ended June 30, 2022, in connection with the acquisition of Diablo, the Company replaced the unvested outstanding restricted stock shares held by a Diablo employee immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. Changes in the Company's restricted stock awards for the three months ended June 30, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2022	24,766	$47.29	2.17
Vested	(2,842)	$47.29
Unvested restricted stock awards at June 30, 2022	21,924	$47.29	1.92

The total fair value of RSAs vested during the three months ended June 30, 2022 was $0.1 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the three months ended June 30, 2022, the Company granted time-vesting RSUs covering 2,980,780 shares of common stock and having a fair value at the date of grant of $76.5 million. The RSUs granted in the current year primarily vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the three months ended June 30, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2022	4,176,682	$47.00	2.85
Granted	2,980,780	$25.65
Vested	(558,602)	$45.50
Forfeited or canceled	(345,833)	$43.61
Outstanding at June 30, 2022	6,253,027	$37.14	2.77

The total fair value of RSUs vested during the three months ended June 30, 2022 was $14.5 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2023 plan:
During the three months ended June 30, 2022, the Company granted PSUs covering 121,951 shares of common stock having a fair value at the date of grant of $3.7 million. The grants were made under a total shareholder return ("TSR") performance plan. The grant date fair value was determined using a Monte Carlo simulation model.  The units vest subject to attainment of certain performance metrics established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date.  The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2022 to March 31, 2025.

Fiscal 2022 plans:
Units under the Company's fiscal 2022 special incentive performance plan covering 36,425 shares of common stock will be measured and vesting evaluated on a quarterly basis beginning with the period ending March 31, 2023 and continuing through the end of the performance period. The units may vest in a number of shares from 0% to 100% of the award, based on the attainment of key productivity metrics for the period from January 1, 2023 to December 31, 2023.

Units under the Company's fiscal 2022 total shareholder return ("TSR") performance plan covering 49,977 shares of common stock will reach maturity of their relevant performance period at March 31, 2024. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2021 to March 31, 2024.

The initial measurement date for the fiscal 2022 operating metrics performance plan was June 30, 2022. Through June 30, 2022 performance metrics have resulted in an accumulated 50% achievement, or 58,312 total earned units under this plan. Of the earned amount, one-half will vest immediately, while the remaining one-half will vest one year later. As of June 30, 2022, there remains a maximum potential of 174,930 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2024.

Fiscal 2021 plans:
Units under the Company's fiscal 2021 TSR PSU plan covering 59,634 shares of common stock will reach maturity of their relevant performance period at March 31, 2023. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to TSR of the Russell 2000 market index for the period from April 1, 2020 to March 31, 2023.

The initial measurement date for the fiscal 2021 operating metrics performance plan was June 30, 2021. Through June 30, 2022 performance measurements have resulted in an accumulated 50% achievement, or 71,666 total earned units under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half vests one year later. As of June 30, 2022, there remains a maximum potential of 208,746 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2023.

Fiscal 2019 plans:
The initial measurement date for the fiscal 2019 operating metrics performance plan was June 30, 2020. Through June 30, 2022 performance measurements have resulted in an accumulated 96% achievement, or 243,378 total earned units under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half vests one year later. As of June 30, 2022, there remains a maximum potential of 224,177 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through September 30, 2022.

PSU activity for the three months ended June 30, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2022	584,468	$51.26	1.01
Granted	121,951	$30.36
Vested	(29,628)	$53.72
Forfeited or canceled	(138,050)	$62.11
Outstanding at June 30, 2022	538,741	$43.61	1.52

The total fair value of PSUs vested in the three months ended June 30, 2022 was $0.8 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Contingent Equity Awards -

During the three months ended June 30, 2022, the Company granted contingent time-based restricted stock units ("contingent RSUs") covering 338,101 shares of common stock and contingent performance-based stock units ("contingent PSUs") covering 284,550 shares of common stock (collectively, the "contingent awards") to certain Company executives. The contingent awards were issued subject to shareholder approval of an amendment to increase the shares available for issuance under the 2005 Plan (the "2005 Plan Share Increase Amendment") at the 2022 Annual Meeting of Shareholders to be held on August 9, 2022, and will be automatically forfeited if shareholder approval is not obtained. In light of the nature of the contingent awards, the Company concurrently awarded the contingent award recipients long-term cash awards subject to similar terms and conditions as the contingent awards that will only remain effective in the event that the shareholders do not approve the 2005 Plan Share Increase Amendment (the “contingent cash awards”).

The Company will initially account for these units as liability-classified contingent cash awards under the terms of the related contingent RSU and PSU awards. If shareholder approval is obtained for the 2005 Plan Share Increase Amendment, the contingent RSU and PSU contingency will be met. On that date, the RSUs and PSUs will be deemed granted for accounting purposes, having a grant date value equal to the quoted market price for the shares on the shareholder approval date. Concurrently, upon the receipt of shareholder approval of the 2005 Plan Share Increase Amendment, the contingent cash awards will terminate.

The 338,101 contingent RSUs were granted having a fair value at the date of grant of $8.6 million, which was equal to the quoted market price for the shares on the date of grant. The contingent RSUs will vest over three years. Accounted for as liability-classified contingent cash awards, through June 30, 2022, the Company has recognized $0.3 million as stock-based compensation expense related to the contingent RSUs. At June 30, 2022, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $0.3 million (see Note 11). The awards were revalued as of June 30, 2022 using the closing stock price on that day, resulting in no material change to the grant date value of the contingent RSUs.

The 284,550 contingent PSUs were granted having a fair value at the date of grant of $7.2 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2023, 2024, and 2025. Accounted for as liability-classified contingent cash awards, through June 30, 2022, the Company has recognized $0.3 million as stock-based compensation expense related to the contingent PSUs. At June 30, 2022, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $0.3 million (see Note 11). The awards were revalued as of June 30, 2022 using the closing stock price on that day, resulting in no material change to the grant date value of the contingent PSUs.

Other Stock Compensation Activity

Acquisition-related Performance Plan

Through June 30, 2022, the Company has recognized a total of $4.5 million as stock-based compensation expense related to the Acuity performance earnout plan. At June 30, 2022, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $2.8 million. The next annual settlement of $1.7 million is expected to occur in the second quarter of this fiscal year.

Acquisition-related Consideration Holdback

Through June 30, 2022, the Company has recognized a total of $8.3 million as stock-based compensation expense related to the DataFleets consideration holdback. At June 30, 2022, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $2.3 million. The next annual settlement of $6.0 million is expected to occur in the fourth quarter of this fiscal year.

Through June 30, 2022, the Company has recognized a total of $24.4 million as stock-based compensation expense related to the DPM consideration holdback. The final annual settlement occurred in the current fiscal quarter.

Qualified Employee Stock Purchase Plan ("ESPP")

During the three months ended June 30, 2022, 109,396 shares of common stock were purchased under the ESPP at a weighted-average price of $21.76 per share, resulting in cash proceeds of $2.4 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.5 million for the three months ended June 30, 2022. At June 30, 2022, there was approximately $1.0 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Prepaid expenses and other	$13,160	$13,947
Certificates of deposit	7,500	7,500
Assets of non-qualified retirement plan	12,395	15,528
Other current assets	$33,055	$36,975

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Long-term prepaid revenue share	$11,667	$13,468
Right-of-use assets (see Note 4)	56,626	59,459
Deferred tax asset	1,139	1,224
Deposits	4,394	4,486
Strategic investments	5,700	5,700
Other miscellaneous noncurrent assets	811	877
Other assets, net	$80,337	$85,214

8.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	June 30, 2022	March 31, 2022
Leasehold improvements	$29,760	$28,224
Data processing equipment	7,864	7,001
Office furniture and other equipment	9,646	9,776
	47,270	45,001
Less accumulated depreciation and amortization	34,226	33,470
Property and equipment, net of accumulated depreciation and amortization	$13,044	$11,531

Depreciation expense on property and equipment was $1.1 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively.

9.    GOODWILL:

Changes in goodwill for the three months ended June 30, 2022 were as follows (dollars in thousands):

Total
Balance at March 31, 2022	$363,845
Purchase price accounting adjustment related to acquisition of Diablo	(205)
Change in foreign currency translation adjustment	(627)
Balance at June 30, 2022	$363,013

Goodwill by geography as of June 30, 2022 was:

Total
U.S.	$359,959
APAC	3,054
Balance at June 30, 2022	$363,013

10.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	June 30, 2022	March 31, 2022
Developed technology, gross	$84,089	$84,146
Accumulated amortization	(69,875)	(67,980)
Net developed technology	$14,214	$16,166

Customer relationship/Trade name, gross	$43,473	$43,490
Accumulated amortization	(41,290)	(40,582)
Net customer/trade name	$2,183	$2,908

Publisher/Data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(34,147)	(32,156)
Net publisher/data supply relationships	$5,653	$7,644

Total intangible assets, gross	$167,362	$167,436
Total accumulated amortization	(145,312)	(140,718)
Total intangible assets, net	$22,050	$26,718

Total amortization expense related to intangible assets was $4.6 million for the both the three months ended June 30, 2022 and 2021, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for 2023 represents the remaining nine months ending March 31, 2023. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:
2023	$12,186
2024	6,843
2025	3,021
$22,050

11.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Liabilities of non-qualified retirement plan	$12,395	$15,528
Short-term lease liabilities (see Note 4)	9,869	8,984
DPM consideration holdback (see Note 6)	—	6,092
Acuity performance earnout liability (see Note 6)	2,774	2,420
DataFleets consideration holdback (see Note 6)	2,267	756
Contingent equity awards (see Note 6)	562	—
Diablo consideration holdback (see Note 5)	1,200	1,200
Rakam consideration holdback	223	223
Other miscellaneous accrued expenses	12,628	10,864
Other accrued expenses	$41,918	$46,067

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	June 30, 2022	March 31, 2022
Uncertain tax positions	$25,116	$24,374
Long-term lease liabilities (see Note 4)	49,398	52,241
Restructuring accruals	3,336	3,619
Other	7,619	5,876
Other liabilities	$85,469	$86,110

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the three months ended June 30, 2022	$9,961	$997	$(11)	$(514)	$10,433

14.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, exit charges including severance, contract termination fees, and decommissioning and other costs. Any impairment of the asset is recognized immediately in the period the plan is approved.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the three months ended June 30, 2022. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statement of operations. The reserve balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2022	$47	$3,027	$3,074
Restructuring charges and adjustments	739	—	739
Payments	(739)	(282)	(1,021)
Balances at June 30, 2022	$47	$2,745	$2,792

Employee-related Restructuring Plans

During the three months ended June 30, 2022, the Company recorded a total of $0.7 million in associate-related restructuring charges and adjustments. The expense included severance and other associate-related charges in the United States and were paid out during the current fiscal quarter.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the associate-related charges of $1.7 million, $0.1 million remained accrued as of June 30, 2022 and are expected to be paid out during fiscal 2023.

Lease-related Restructuring Plans

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through June 30, 2022, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $2.7 million remained accrued at June 30, 2022.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Restructuring plan charges and adjustments	$739	$—
Early contract terminations	—	1,042
Other	—	236
	$739	$1,278

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

Commitments

The following table presents the Company’s purchase commitments at June 30, 2022.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.1 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2023	2024	2025	2026	2027	Total
Purchase commitments	$51,629	$50,897	$47,948	$33,968	$420	$184,862

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

16.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of June 30, 2022, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at June 30, 2022 and March 31, 2022 (dollars in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$12,395	$—	$—	$12,395
Total	$12,395	$—	$—	$12,395

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,528	$—	$—	$15,528
Total	$15,528	$—	$—	$15,528
Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $5.7 million of strategic investments without readily determinable fair values at June 30, 2022 and March 31, 2022, respectively (see Note 7). These investments are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the three months ended June 30, 2022 and 2021, respectively.

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

LiveRamp Platform

MEASURING OUTCOMES
Shaping Experience with Data
Building Data Foundation
TV
Open Web Publishers
Consumer Platforms
Search
Mobile
Brand Properties
Non-paid Direct
Partner
Internal
Commerce
Paid Channels
Brand Channels
Activation
Data Collaboration
Data Foundation
Ingestion, Resolution, Enrichment, Segmentation, Analytics
Measurement
Data Access, Resolution, Translation
LIVERAMP PLATFORM
1st Party
2nd Party
3rd Party
Authentication
Transaction Data
Event Data
Outcome Data
DATA SOURCES

Consumer privacy and data protection, what we call Data Ethics, are at the center of how we design our products and services. Accordingly, the LiveRamp platform operates with technical, operational, and personnel controls designed to keep our customers’ data private and secure.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 910 direct customers world-wide, including approximately 25% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

COVID-19 Update

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic (the “pandemic”). This pandemic has had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. Federal and state governments have implemented various measures in an effort to contain the virus, which have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide.

Our focus remains on promoting employee health and safety, serving our customers, complying with regulations, and ensuring business continuity. As we continue to monitor local regulations and restrictions, in conjunction with the administration of vaccines, and the number of new cases across the globe, we have reopened all of our offices globally in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.

The pandemic has not had a material adverse financial impact on our business to date. The broader implications of the pandemic on our results of operations and overall financial performance will depend on future developments and conditions.

Summary Results and Notable Events

A financial summary of the quarter ended June 30, 2022 compared to the same period in fiscal 2022 is presented below:
•Revenues were $142.2 million, a 19.5% increase from $119.0 million in fiscal 2022.
•Cost of revenue was $41.0 million, a 19.5% increase from $34.3 million in fiscal 2022.
•Gross margin was 71.2% in both periods.
•Total operating expenses were $126.8 million, a 23.9% increase from $102.3 million in fiscal 2022.
•Cost of revenue and operating expenses for the first fiscal quarters of fiscal 2023 and 2022 included the following items:
◦Non-cash stock compensation of $24.2 million and $18.5 million, respectively (cost of revenue of $1.2 million and $0.8 million, respectively, and operating expenses of $23.1 million and $17.7 million, respectively)
◦Purchased intangible asset amortization of $4.6 million in both periods (cost of revenue)
◦Restructuring and merger charges of $0.7 million and $1.3 million, respectively (gains, losses, and other)
•Net loss was $27.2 million, or $0.40 per diluted share, in fiscal 2023 compared to net earnings of $17.3 million, or $0.25 per diluted share, in fiscal 2022. Fiscal 2022 included a $30.2 million gain associated with a cash distribution received from a retained profits interest in a previous disposition.
•Net cash used by operating activities was $33.4 million in fiscal 2023 compared to $17.2 million in fiscal 2022.
•The Company repurchased 2.1 million shares of its common stock for $60.1 million during the fiscal quarter ended June 30, 2022 under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal quarter ended June 30, 2022 compared to the same period in fiscal 2022, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2022	2021	Change
Revenues	$142,243	$119,038	19
Cost of revenue	41,021	34,315	20
Gross profit	101,222	84,723	19
Total operating expenses	126,824	102,324	24
Loss from operations	(25,602)	(17,601)	(45)
Total other income, net	699	30,601	NA
Net earnings (loss)	$(27,218)	$17,365	(257)
Diluted earnings (loss) per share	$(0.40)	$0.25	(259)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2022	2021	Change
Revenues:
Subscription	$115,733	$96,510	20
Marketplace and Other	26,510	22,528	18
Total revenues	$142,243	$119,038	19

Total revenues for the quarter ended June 30, 2022 were $142.2 million, a $23.2 million or 19.5% increase from the same quarter a year ago. The increase was due to Subscription revenue growth of $19.2 million, or 19.9%, primarily due to new logo deals, upsell to existing customers and higher variable revenue. Marketplace and Other revenue growth was $4.0 million, or 17.7%, primarily due to Data Marketplace growth. On a geographic basis, U.S. revenue increased $20.4 million, or 18.2%. International revenue increased $2.8 million, or 38.7%. The differences in exchange rates in the current year quarter compared to those in the prior year quarter negatively impacted international revenue growth by approximately 10%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2022	2021	Change
Cost of revenue	$41,021	$34,315	20
Gross profit	$101,222	$84,723	19
Gross margin (%)	71.2%	71.2%	—

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $41.0 million for the quarter ended June 30, 2022, a $6.7 million, or 19.5%, increase from the same quarter a year ago. Gross margins are 71.2% in both the current quarter and the prior year quarter. Gross margins were flat as revenue increases were offset by a similar percentage increase in cost of revenue primarily from cloud and security costs. U.S. gross margins decreased to 72.4% for the three months ended June 30, 2022 from 72.6% in the same quarter a year ago. International gross margins increased to 54.8% from 48.8%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2022	2021	Change
Operating expenses:
Research and development	$47,661	$34,776	37
Sales and marketing	51,280	41,979	22
General and administrative	27,144	24,291	12
Gains, losses and other items, net	739	1,278	(42)
Total operating expenses	$126,824	$102,324	24

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $47.7 million for the quarter ended June 30, 2022, an increase of $12.9 million, or 37.1% compared to the same quarter a year ago, and are 33.5% of total revenues compared to 29.2% in the same quarter a year ago. Current quarter expenses included $11.7 million of stock-based compensation expense compared to $5.3 million in the prior period. Excluding stock-based compensation expense, R&D expenses increased $6.6 million, or 22.4%, and are 25.4% of revenue compared to 24.7% in the prior year. The increase is due to headcount investments (employee related expenses increased $6.3 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $51.3 million for the quarter ended June 30, 2022, an increase of $9.3 million, or 22.2%, compared to the same quarter a year ago, and are 36.1% of total revenues compared to 35.3% in the same quarter a year ago. Current quarter expenses included $5.9 million of stock-based compensation expense compared to $6.8 million in the prior year. Excluding stock-based compensation expense, S&M expenses increased $10.2 million, or 29.1%, and are 32.0% of revenue compared to 29.6% in the prior year. The increase is due to headcount investments (employee-related expenses increased $7.0 million) and marketing-related costs ($2.5 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $27.1 million for the quarter ended June 30, 2022, an increase of $2.9 million, or 11.7% compared to the same quarter a year ago, and are 19.1% of total revenues compared to 20.4% in the same quarter a year ago. Current quarter expenses included $5.5 million of stock-based compensation expense compared to $5.6 million in the prior year. Excluding stock-based compensation expense, G&A expenses increased $2.9 million, or 15.5%, and are 15.2% of revenue compared to 15.7% in the prior year. The increase is due to headcount investments (employee-related expenses increased $2.1 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $0.7 million for the quarter ended June 30, 2022, a decrease of $0.5 million compared to the same quarter a year ago. The current year quarter amount related to termination benefits for employees whose positions were eliminated. The prior year quarter amount included $1.0 million related to an early termination of a data provider agreement.

Loss from Operations and Operating Margin

Loss from operations was $25.6 million for the quarter ended June 30, 2022 compared to $17.6 million in the same quarter a year ago. Operating margin was negative 18.0% compared to negative 14.8%. Margins were negatively impacted by higher operating expenses related primarily to headcount investments.

Other Income and Income Taxes

Other income was $0.7 million for the quarter ended June 30, 2022 compared to $30.6 million in the same quarter a year ago. The prior year quarter amount included a $30.1 million gain related to a cash distribution from our retained profits interest in a previous disposition. Excluding this gain, other income primarily consists of interest income from invested cash balances and net foreign exchange transaction gains and losses.

Income tax expense was $2.3 million on a pretax loss of $24.9 million for the quarter ended June 30, 2022, resulting in a negative 9% effective tax rate. This compares to a prior year income tax benefit of $4.4 million on pretax income of $13.0 million, or a negative 34% effective tax rate. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At June 30, 2022, approximately $12.4 million of the total cash balance of $508.3 million, or approximately 2.4%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $154.6 million at June 30, 2022, an increase of $6.2 million, compared to $148.3 million at March 31, 2022. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 99 days at June 30, 2022, compared to 94 days at March 31, 2022. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data providers is not reflected as an offset to accounts receivable. Compared to March 31, 2022, DSO at June 30, 2022 was negatively impacted by approximately 2 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at June 30, 2022 totaled $581.8 million, a $49.5 million decrease when compared to $631.3 million at March 31, 2022. The decrease was primarily due to use of cash for acquisition of treasury shares.

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 modifies IRC Section 174 by eliminating the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for research performed in the U.S. and 15 years for research performed outside the U.S. Although Congress is considering legislation that would repeal or defer the capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not modified, it will increase our cash taxes and reduce cash flows by approximately $6 million in fiscal 2023.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the ongoing global COVID-19 pandemic, cost increases, rising interest rates and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the three months ended
	June 30,
	2022	2021

Net cash used in operating activities	$(33,369)	$(17,241)
Net cash provided by (used in) investing activities	$(1,741)	$22,205
Net cash used in financing activities	$(56,046)	$(37,157)

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients, and related payments to our suppliers. The timing of cash receipts from clients and payments to suppliers can significantly impact our cash flows from operating activities. Our collection and payment cycles can vary from period to period.

In the three months ended June 30, 2022, net cash used in operating activities of $33.4 million resulted primarily from net loss adjusted for non-cash items of $3.7 million offset by net cash used in operating assets and liabilities of $37.1 million. The net unfavorable changes in operating assets and liabilities of was primarily related to unfavorable changes in accounts payable and other liabilities of $34.6 million and accounts receivable of $7.7 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients.

In the three months ended June 30, 2021, net cash used in operating activities of $17.2 million resulted primarily from net earnings adjusted for non-cash items of $12.3 million offset by cash used by operating assets and liabilities of $29.5 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts payable and other liabilities of $37.0 million, accounts receivable of $7.0 million and deferred commissions of $3.4 million, partially offset by favorable changes in other assets of $19.3 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients. The change in other assets was impacted by fiscal 2021 year-end prepayments of expenses to take advantage of cash tax savings opportunities.

Investing Activities

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth and acquisitions. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the three months ended June 30, 2022, net cash used in investing activities consisted of capital expenditures of $1.7 million.

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

In the three months ended June 30, 2022, net cash used in financing activities was $56.0 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $60.1 million (2.1 million shares), and $0.6 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $4.6 million from the sale of common stock from our equity compensation plans.

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

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the three months ended June 30, 2022, the Company repurchased 2.1 million shares of its common stock for $60.1 million under the stock repurchase program. Through June 30, 2022, the Company had repurchased a total of 31.6 million shares of its stock for $792.2 million under the stock repurchase program, leaving remaining capacity of $207.8 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at June 30, 2022.  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $25.1 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2023 represent the remaining nine months ending March 31, 2023. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2023	2024	2025	2026	2027	Total
Operating leases	$6,957	$10,957	$9,657	$10,191	$9,231	$66,604

Future minimum payments as of June 30, 2022 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2023: $2,002; Fiscal 2024: $2,698; Fiscal 2025: $2,699; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2023	2024	2025	2026	2027	Total
Purchase commitments	$51,629	$50,897	$47,948	$33,968	$420	$184,862

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 ("2022 Annual Report"), as filed with the SEC on May 24, 2022.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2022 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the Company's 2022 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the Company's 2022 Annual Report other than as described in the Accounting Pronouncements Adopted During the Current Year section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements accompanying this report.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2022, as compared with those discussed in the Company's 2022 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the impact of the COVID-19 pandemic and, despite many of our employees working remotely, we have not experienced any changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is set forth under Note 15, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in the Company's 2022 Annual Report, remain current in all material respects. The risk factors in our 2022 Annual Report do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	486,689	$36.11	486,689	$250,249,003
May 1, 2022 - May 31, 2022	35,000	$33.02	35,000	$249,093,404
June 1, 2022 - June 30, 2022	1,549,406	$26.67	1,549,406	$207,769,784
Total	2,071,095	$29.00	2,071,095

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through June 30, 2022, the Company had repurchased a total of 31.6 million shares of its stock for $792.2 million, leaving remaining capacity of $207.8 million under the stock repurchase program.

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2022 and March 31, 2022, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2022, (v) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2021, (vi) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2022 and 2021, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: August 4, 2022	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)