Form 10-Q
period 2022-09-30
LiveRamp Holdings, Inc.
filed 2022-11-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of November 3, 2022 was 66,476,357.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
September 30, 2022

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

•our estimates, assumptions, projections and/or expectations regarding the Company's annualized future cost savings and expenses associated with the announced reduction in force and real estate footprint reduction;

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
•the possibility that we may not be able to sublease our exited office spaces on favorable terms and rates;
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
•general and global negative conditions, risk of recession, the COVID-19 pandemic, rising interest rates, the military conflict between Russia and Ukraine, capital markets volatility, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2022	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$485,602	$600,162
Trade accounts receivable, net	157,711	148,343
Refundable income taxes, net	29,971	30,354
Other current assets	31,512	36,975
Total current assets	704,796	815,834

Property and equipment, net of accumulated depreciation and amortization	11,041	11,531
Intangible assets, net	17,394	26,718
Goodwill	362,517	363,845
Deferred commissions, net	31,514	30,594
Other assets, net	61,237	85,214
	$1,188,499	$1,333,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$70,312	$83,197
Accrued payroll and related expenses	22,822	39,188
Other accrued expenses	40,667	46,067
Deferred revenue	16,397	16,114
Total current liabilities	150,198	184,566

Other liabilities	78,232	86,110
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,148	14,984
Additional paid-in capital	1,780,803	1,721,118
Retained earnings	1,363,339	1,420,993
Accumulated other comprehensive income	1,925	5,730
Treasury stock, at cost	(2,201,146)	(2,099,765)
Total stockholders' equity	960,069	1,063,060
	$1,188,499	$1,333,736

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$147,099	$127,290	$289,342	$246,328
Cost of revenue	42,304	35,079	83,325	69,394
Gross profit	104,795	92,211	206,017	176,934
Operating expenses:
Research and development	46,139	35,788	93,800	70,564
Sales and marketing	45,949	39,509	97,229	81,488
General and administrative	28,718	23,078	55,862	47,369
Gains, losses and other items, net	13,111	18	13,850	1,296
Total operating expenses	133,917	98,393	260,741	200,717
Loss from operations	(29,122)	(6,182)	(54,724)	(23,783)
Total other income, net	2,248	150	2,947	30,751
Income (loss) before income taxes	(26,874)	(6,032)	(51,777)	6,968
Income tax expense (benefit)	3,562	399	5,877	(3,966)
Net earnings (loss)	$(30,436)	$(6,431)	$(57,654)	$10,934

Basic earnings (loss) per share	$(0.45)	$(0.09)	$(0.85)	$0.16

Diluted earnings (loss) per share	$(0.45)	$(0.09)	$(0.85)	$0.16

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings (loss)	$(30,436)	$(6,431)	(57,654)	10,934
Other comprehensive loss:
Change in foreign currency translation adjustment	(1,876)	(994)	(3,805)	(1,546)
Comprehensive income (loss)	$(32,312)	$(7,425)	(61,459)	9,388

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2022	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at June 30, 2022	151,031,716	$15,103	$1,753,468	$1,393,775	$3,801	(83,299,201)	$(2,160,400)	$1,005,747
Employee stock awards, benefit plans and other issuances	2,957	—	2	—	—	(31,465)	(708)	(706)
Non-cash stock-based compensation	13,227	2	26,173	—	—	—	—	26,175
Restricted stock units vested	384,920	38	(38)	—	—	—	—	—
Liability-classified restricted stock units vested	44,796	5	1,198	—	—	—	—	1,203
Acquisition of treasury stock	—	—	—	—	—	(1,726,665)	(40,038)	(40,038)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,876)	—	—	(1,876)
Net loss	—	—	—	(30,436)	—	—	—	(30,436)
Balances at September 30, 2022	151,477,616	$15,148	$1,780,803	$1,363,339	$1,925	(85,057,331)	$(2,201,146)	$960,069

For the six months ended September 30, 2022
Balances at March 31, 2022	149,840,925	$14,984	$1,721,118	$1,420,993	$5,730	(81,205,596)	$(2,099,765)	$1,063,060
Employee stock awards, benefit plans and other issuances	281,853	28	4,563	—	—	(53,975)	(1,290)	3,301
Non-cash stock-based compensation	25,024	3	45,929	—	—	—	—	45,932
Restricted stock units vested	973,150	97	(97)	—	—	—	—	—
Liability-classified restricted stock units vested	356,664	36	9,290	—	—	—	—	9,326
Acquisition of treasury stock	—	—	—	—	—	(3,797,760)	(100,091)	(100,091)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(3,805)	—	—	(3,805)
Net loss	—	—	—	(57,654)	—	—	—	(57,654)
Balances at September 30, 2022	151,477,616	$15,148	$1,780,803	$1,363,339	$1,925	(85,057,331)	$(2,201,146)	$960,069

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
Comprehensive loss:
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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$(57,654)	$10,934
Non-cash operating activities:
Depreciation and amortization	11,430	12,404
Loss on disposal or impairment of assets	(197)	142
Lease impairments	12,225	—
Gain on distribution from retained profits interest	—	(30,052)
Provision for doubtful accounts	1,115	1,282
Deferred income taxes	218	(771)
Non-cash stock compensation expense	51,518	37,717
Changes in operating assets and liabilities:
Accounts receivable, net	(11,449)	(18,073)
Deferred commissions	(920)	(5,369)
Other assets	8,960	23,408
Accounts payable and other liabilities	(29,477)	(36,829)
Income taxes, net	1,513	(632)
Deferred revenue	724	(501)
Net cash used in operating activities	(11,994)	(6,340)

Cash flows from investing activities:
Capital expenditures	(4,414)	(1,303)
Cash paid in acquisitions, net of cash received	—	(8,368)
Distribution from retained profits interest	—	31,000
Proceeds from sale of strategic investment	400	—
Net cash provided by (used in) investing activities	(4,014)	21,329

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	4,591	4,278
Shares repurchased for tax withholdings upon vesting of stock-based awards	(1,290)	(12,542)
Acquisition of treasury stock	(100,091)	(44,077)
Net cash used in financing activities	(96,790)	(52,341)

Effect of exchange rate changes on cash	(1,762)	(14)

Net change in cash and cash equivalents	(114,560)	(37,366)
Cash and cash equivalents at beginning of period	600,162	581,687
Cash and cash equivalents at end of period	$485,602	$544,321

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended
	September 30,
	2022	2021

Supplemental cash flow information:
Cash (received) for income taxes, net	$4,169	$(2,569)
Operating lease assets obtained in exchange for operating lease liabilities	—	35,691
Purchases of property, plant and equipment remaining unpaid at period end	$187	$195

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
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic earnings (loss) per share:
Net earnings (loss)	$(30,436)	$(6,431)	$(57,654)	$10,934

Basic weighted-average shares outstanding	67,096	68,042	67,750	68,185

Basic earnings (loss) per share	$(0.45)	$(0.09)	$(0.85)	$0.16

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	67,096	68,042	67,750	68,185
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	—	1,288
Diluted weighted-average shares outstanding	67,096	68,042	67,750	69,473

Diluted earnings (loss) per share	$(0.45)	$(0.09)	$(0.85)	$0.16

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 0.5 million and 1.3 million in the three months ended September 30, 2022 and 2021, respectively, and 0.6 million in the six months ended September 30, 2022.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2022	2021	2022	2021
Number of shares underlying restricted stock units	5,919	981	3,289	766

Stockholders’ Equity

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the six months ended September 30, 2022, the Company repurchased 3.8 million shares of its common stock for $100.1 million under the stock repurchase program.  Through September 30, 2022, the Company had repurchased a total of 33.4 million shares of its stock for $832.3 million under the stock repurchase program, leaving remaining capacity of $167.7 million.

Accumulated other comprehensive income balances of $1.9 million and $5.7 million at September 30, 2022 and March 31, 2022, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the six months ended September 30,
Primary Geographical Markets	2022	2021
United States	$269,514	$231,300
Europe	15,955	11,898
Asia-Pacific ("APAC")	3,873	3,130
	$289,342	$246,328

Major Offerings/Services
Subscription	$235,435	$201,930
Marketplace and Other	53,907	44,398
	$289,342	$246,328

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $388.8 million as of September 30, 2022, of which $293.1 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2026.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Right-of-use assets included in other assets, net	$40,359	$59,459
Short-term lease liabilities included in other accrued expenses	$10,256	$8,984
Long-term lease liabilities included in other liabilities	$40,660	$52,241

Supplemental balance sheet information:
Weighted average remaining lease term	6.0 years	6.4 years
Weighted average discount rate	3.5%	3.6%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2030. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $6.2 million and $5.3 million for the six months ended September 30, 2022 and 2021, respectively.

During the six months ended September 30, 2022, the Company recorded $10.2 million of impairment charges that are included in gains, losses and other items, net in the condensed consolidated statements of operations related to the exit from certain leased office facilities. Please refer to Note 13, Restructuring, Impairment and Other Charges for further details.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of September 30, 2022 are as follows (dollars in thousands):

Amount
Fiscal 2023	$5,063
Fiscal 2024	9,691
Fiscal 2025	8,448
Fiscal 2026	8,935
Fiscal 2027	8,017
Thereafter	16,583
Total undiscounted lease commitments	56,737
Less: Interest and short-term leases	5,821
Total discounted operating lease liabilities	$50,916

Future minimum payments as of September 30, 2022 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2023: $1,340; Fiscal 2024: $2,698; Fiscal 2025: $2,699; and Fiscal 2026: $1,799.

5.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 43.6 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2022, there were a total of 3.7 million shares available for future grants under the plans.

During the quarter ended June 30, 2022, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the plan by 4.5 million shares. The amendment received shareholder approval at the August 9, 2022 annual shareholders' meeting (the "2022 Annual Meeting") bringing the plan shares from 37.9 million shares at June 30, 2022 to 42.4 million shares beginning in the quarter ended September 30, 2022. This brings the total number of shares reserved for issuance since inception of all plans from 39.1 million shares at June 30, 2022 to 43.6 million shares beginning in the quarter ended September 30, 2022.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the six months ended September 30, 2022 and 2021, by award type, was (dollars in thousands):

	For the six months ended
	September 30,
	2022	2021
Stock options	$563	$1,039
Restricted stock units	43,420	21,634
Diablo restricted stock awards	249	524
DPM acquisition consideration holdback	2,031	4,061
Pacific Data Partners ("PDP") assumed performance plan	—	4,551
Acuity performance plan	531	1,204
DataFleets acquisition consideration holdback	3,021	3,019
Employee stock purchase plan	1,015	871
Directors stock-based compensation	688	814
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	51,518	37,717
Less expense related to liability-based equity awards	(5,586)	(12,323)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$45,932	$25,394

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the six months ended
	September 30,
	2022	2021
Cost of revenue	$2,456	$1,738
Research and development	24,016	12,532
Sales and marketing	12,000	13,542
General and administrative	13,046	9,905
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$51,518	$37,717

The following table provides the expected future expense for all of the Company's outstanding equity awards at September 30, 2022, by award type. The amount for 2023 represents the remaining six months ending March 31, 2023. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2023	2024	2025	2026	Total
Stock options	$431	$668	$157	$—	$1,256
Restricted stock units	45,505	80,700	65,504	15,322	207,031
Diablo restricted stock awards	270	518	89	—	877
Acuity performance plan	283	165	—	—	448
DataFleets acquisition consideration holdback	3,021	5,288	—	—	8,309
Employee stock purchase plan	361	—	—	—	361
Expected future expense	$49,871	$87,339	$65,750	$15,322	$218,282

Stock Options Activity

Stock option activity for the six months ended September 30, 2022 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2022	730,004	$16.28
Exercised	(171,125)	$12.80		$3,058
Forfeited or canceled	(2,397)	$3.51
Outstanding at September 30, 2022	556,482	$17.40	2.2	$1,369
Exercisable at September 30, 2022	536,509	$18.02	2.0	$1,023

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on September 30, 2022.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of September 30, 2022 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	72,544	4.9 years	$0.97	52,571	$1.03
$10.00	—	$19.99	182,603	2.6 years	$17.49	182,603	$17.49
$20.00	—	$24.99	301,335	1.3 years	$21.31	301,335	$21.31
			556,482	2.2 years	$17.40	536,509	$18.02

Diablo Restricted Stock Awards

During the six months ended September 30, 2022, in connection with the acquisition of Diablo.ai, Inc. ("Diablo"), the Company replaced the unvested outstanding restricted stock shares held by a Diablo employee immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. Changes in the Company's restricted stock awards for the six months ended September 30, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2022	24,766	$47.29	2.17
Vested	(5,278)	$47.29
Unvested restricted stock awards at September 30, 2022	19,488	$47.29	1.67

The total fair value of restricted stock awards vested during the six months ended September 30, 2022 was $0.1 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the six months ended September 30, 2022, the Company granted time-vesting RSUs covering 3,931,947 shares of common stock and having a fair value at the date of grant of $97.8 million. The RSUs granted in the current year primarily vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the six months ended September 30, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2022	4,176,682	$47.00	2.85
Granted	3,931,947	$24.82
Vested	(886,733)	$46.18
Forfeited or canceled	(597,584)	$40.39
Outstanding at September 30, 2022	6,624,312	$34.54	2.58

The total fair value of RSUs vested during the six months ended September 30, 2022 was $21.7 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2023 plan:
During the six months ended September 30, 2022, the Company granted PSUs covering 406,501 shares of common stock having a fair value at the date of grant of $10.0 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 121,951 shares of common stock were granted having a fair value at the date of grant of $3.7 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2022 to March 31, 2025.

Under the operating metrics performance plan, units covering 284,550 shares of common stock were granted having a fair value at the date of grant of $6.3 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2023, 2024, and 2025. To the extent that shares are earned, 50% vest immediately and 50% vest on the one-year anniversary of attainment approval.

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

The initial measurement date for the fiscal 2022 operating metrics performance plan was June 30, 2022. Through September 30, 2022 performance metrics have resulted in an accumulated 50% achievement, or 58,312 total earned units under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half will vest one year later. As of September 30, 2022, there remains a maximum potential of 174,930 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2024.

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

The initial measurement date for the fiscal 2021 operating metrics performance plan was June 30, 2021. Through September 30, 2022 performance measurements have resulted in an accumulated 50% achievement, or 71,666 total earned units under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half vests one year later. As of September 30, 2022, there remains a maximum potential of 208,746 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2023.

Fiscal 2019 plans:
The fiscal 2019 operating metrics performance plan reached maturity at September 30, 2020. Through the end of the performance period, performance measurements resulted in an accumulated 96% achievement, or 243,378 total earned units under this plan.

PSU activity for the six months ended September 30, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2022	584,468	$51.26	1.01
Granted	406,501	$24.65
Vested	(86,417)	$47.40
Forfeited or canceled	(138,050)	$62.11
Outstanding at September 30, 2022	766,502	$35.63	1.75

The total fair value of PSUs vested in the six months ended September 30, 2022 was $2.0 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Contingent Equity Awards -

During the quarter ended June 30, 2022, the Company granted contingent time-based restricted stock units ("contingent RSUs") covering 338,101 shares of common stock and contingent performance-based stock units ("contingent PSUs") covering 284,550 shares of common stock (collectively, the "contingent awards") to certain Company executives. The contingent awards were issued subject to shareholder approval of an amendment to increase the shares available for issuance under the 2005 Plan (the "2005 Plan Share Increase Amendment") at the 2022 Annual Meeting, and would be automatically forfeited if shareholder approval was not obtained. In light of the nature of the contingent awards, the Company concurrently awarded the contingent award recipients long-term cash awards subject to similar terms and conditions as the contingent awards that would only remain effective in the event that the shareholders did not approve the 2005 Plan Share Increase Amendment (the “contingent cash awards”).

Shareholders approved the 2005 Plan Share Increase Amendment at the 2022 Annual Meeting. At that time, the contingent cash awards were automatically cancelled and, for accounting purposes, the contingent RSUs and contingent PSUs were modified and treated as non-contingent RSU and PSU grants effective as of August 9, 2022. The grants are included and reported above in the "Restricted Stock Unit Activity" section of this footnote under the time-vesting restricted stock units and performance-based restricted stock units sections, respectively.

Other Stock Compensation Activity

Acquisition-related Performance Plan

Through September 30, 2022, the Company has recognized a total of $4.7 million as stock-based compensation expense related to the Acuity performance earnout plan. At September 30, 2022, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $1.3 million. The next annual settlement of $1.7 million is expected to occur in the second quarter of fiscal 2024.

Acquisition-related Consideration Holdback

Through September 30, 2022, the Company has recognized a total of $9.8 million as stock-based compensation expense related to the DataFleets consideration holdback. At September 30, 2022, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $3.8 million. The next annual settlement of $6.0 million is expected to occur in the fourth quarter of this fiscal year.

Through September 30, 2022, the Company has recognized a total of $24.4 million as stock-based compensation expense related to the DPM consideration holdback. The final annual settlement occurred in the quarter ended June 30, 2022.

Qualified Employee Stock Purchase Plan ("ESPP")

During the six months ended September 30, 2022, 109,396 shares of common stock were purchased under the ESPP at a weighted-average price of $21.76 per share, resulting in cash proceeds of $2.4 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $1.0 million for the six months ended September 30, 2022. At September 30, 2022, there was approximately $0.4 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Prepaid expenses and other	$12,308	$13,947
Certificates of deposit	7,500	7,500
Assets of non-qualified retirement plan	11,704	15,528
Other current assets	$31,512	$36,975

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Long-term prepaid revenue share	$9,679	$13,468
Right-of-use assets (see Note 4)	40,359	59,459
Deferred tax asset	1,062	1,224
Deposits	3,856	4,486
Strategic investments	5,500	5,700
Other miscellaneous noncurrent assets	781	877
Other assets, net	$61,237	$85,214

7.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2022	March 31, 2022
Leasehold improvements	$28,438	$28,224
Data processing equipment	7,976	7,001
Office furniture and other equipment	9,200	9,776
	45,614	45,001
Less accumulated depreciation and amortization	34,573	33,470
Property and equipment, net of accumulated depreciation and amortization	$11,041	$11,531

Depreciation expense on property and equipment was $2.2 million and $3.0 million for the six months ended September 30, 2022 and 2021, respectively.

8.    GOODWILL:

Changes in goodwill for the six months ended September 30, 2022 were as follows (dollars in thousands):

Total
Balance at March 31, 2022	$363,845
Purchase price accounting adjustment related to acquisition of Diablo	(205)
Change in foreign currency translation adjustment	(1,123)
Balance at September 30, 2022	$362,517

Goodwill by geography as of September 30, 2022 was:

Total
U.S.	$359,663
APAC	2,854
Balance at September 30, 2022	$362,517

9.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	September 30, 2022	March 31, 2022
Developed technology, gross	$84,033	$84,146
Accumulated amortization	(71,760)	(67,980)
Net developed technology	$12,273	$16,166

Customer relationship/trade name, gross	$43,467	$43,490
Accumulated amortization	(42,007)	(40,582)
Net customer/trade name	$1,460	$2,908

Publisher/data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(36,139)	(32,156)
Net publisher/data supply relationships	$3,661	$7,644

Total intangible assets, gross	$167,300	$167,436
Total accumulated amortization	(149,906)	(140,718)
Total intangible assets, net	$17,394	$26,718

Total amortization expense related to intangible assets was $9.3 million and $9.2 million for the six months ended September 30, 2022 and 2021, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for 2023 represents the remaining six months ending March 31, 2023. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:
2023	$7,566
2024	6,807
2025	3,021
$17,394

10.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Liabilities of non-qualified retirement plan	$11,704	$15,528
Short-term lease liabilities (see Note 4)	10,256	8,984
DPM consideration holdback (see Note 5)	—	6,092
Acuity performance earnout liability (see Note 5)	1,251	2,420
DataFleets consideration holdback (see Note 5)	3,777	756
Diablo consideration holdback	1,200	1,200
Rakam consideration holdback	223	223
Other miscellaneous accrued expenses	12,256	10,864
Other accrued expenses	$40,667	$46,067

11.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	September 30, 2022	March 31, 2022
Uncertain tax positions	$25,501	$24,374
Long-term lease liabilities (see Note 4)	40,660	52,241
Restructuring accruals	5,161	3,619
Other	6,910	5,876
Other liabilities	$78,232	$86,110

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the six months ended September 30, 2022	$9,961	$1,115	$(27)	$(967)	$10,082

13.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs. Any impairment of the asset is recognized immediately in the period the plan is approved.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the six months ended September 30, 2022. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statement of operations. The reserve balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2022	$47	$3,027	$3,074
Restructuring charges and adjustments	1,646	2,055	3,701
Payments	(1,551)	(513)	(2,064)
Balances at September 30, 2022	$142	$4,569	$4,711

Employee-related Restructuring Plans

During the six months ended September 30, 2022, the Company recorded a total of $1.6 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges primarily in the United States. Of the $1.6 million employee-related charges, $0.1 million remained accrued as of September 30, 2022 and are expected to be paid out during fiscal 2023.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the employee-related charges of $1.7 million, $0.1 million remained accrued as of September 30, 2022 and are expected to be paid out during fiscal 2023.

Lease-related Restructuring Plans and Impairments

During the quarter ended September 30, 2022, the Company initiated a restructuring plan to lower its operating expenses by reducing its real estate footprint in the United States. As part of this plan, we exited three leased office spaces, one located in Boston, one located in Philadelphia, and one floor of leased office space in San Francisco. Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups were impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in an impairment charge of $10.2 million which reflects the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets and the associated furniture, equipment, and leasehold improvements. Additionally, the Company recorded $2.1 million in lease-related restructuring charges and adjustments that covered other retirement obligations related to the leased office space in San Francisco. Of the $2.1 million lease-related charges, $2.0 million remained accrued as of September 30, 2022 and will be satisfied over the remainder of the San Francisco property's lease term, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through September 30, 2022, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $2.5 million remained accrued at September 30, 2022.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Restructuring plan charges and adjustments	$2,962	$—	$3,701	$—
Early contract terminations	—	—	—	1,042
ROU asset group impairments	10,170		10,170
Other	(21)	18	(21)	254
	$13,111	$18	$13,850	$1,296

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

Commitments

The following table presents the Company’s purchase commitments at September 30, 2022.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.5 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2023	2024	2025	2026	2027	Total
Purchase commitments	$34,911	$52,210	$48,502	$34,230	$675	$170,528

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of September 30, 2022, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

On August 16, 2022, President Biden signed into law The Inflation Reduction Act of 2022 (the “Act”). Under the Act, share repurchases after December 31, 2022, will be subject to a 1% excise tax. The excise tax, as well as the corporate income tax changes included in the Act, are not expected to have a material impact on our condensed consolidated financial statements.

16.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at September 30, 2022 and March 31, 2022 that are measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$11,704	$—	$—	$11,704
Total	$11,704	$—	$—	$11,704

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,528	$—	$—	$15,528
Total	$15,528	$—	$—	$15,528

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $5.5 million and $5.7 million of strategic investments without readily determinable fair values at September 30, 2022 and March 31, 2022, respectively (see Note 6). These investments are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the six months ended September 30, 2022 and 2021, respectively.

Certain of the Company's non-financial assets were measured at fair value on a nonrecurring basis during the quarter ended September 30, 2022, including property and equipment and right-of-use assets that were reduced to fair value when they were impaired as a result of the Company's lease-related restructuring plans. For additional information on the Company's fair value measurement in connection with the impairment of certain property and equipment and right-of-use assets associated with office facilities, see note 13.

17.     SUBSEQUENT EVENT

On November 3, 2022, the Company announced a reduction in force representing approximately 10% of our full-time employees, and the planned additional downsizing of our real estate footprint. We estimate that we will incur approximately $5.0 million of restructuring and related charges primarily related to employee severance and benefits costs and approximately $14.0 million to $17.0 million of charges related to the real estate restructuring, substantially all of which we expect to incur in the third and fourth quarters of our fiscal 2023.

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

The LiveRamp Platform

As depicted in the graphic below, we power the industry’s leading enterprise data connectivity platform. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. A core component of our platform is the omnichannel, deterministic identity asset that sits at its center. Leveraging deep expertise in identity and data collaboration, the LiveRamp platform enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. This single customer view can then be enhanced and activated across any of the partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for PII gives brands and platforms the ability to connect and update what they know about consumers, resolving PII across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph powered by our Authenticated Traffic Solution (or ATS) associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 125 supply-side platforms and demand-side platforms live or committed to bid on RampID and ATS. In addition, to date more than 1,500 publishers, representing more than 11,500 publisher domains, have integrated ATS worldwide.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 920 direct customers world-wide, including approximately 25% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 495 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

Summary Results and Notable Events

A financial summary of the quarter ended September 30, 2022 compared to the same period in fiscal 2022 is presented below:
•Revenues were $147.1 million, a 15.6% increase from $127.3 million in fiscal 2022.
•Cost of revenue was $42.3 million, a 20.6% increase from $35.1 million in fiscal 2022.
•Gross margin decreased to 71.2% from 72.4% in fiscal 2022.
•Total operating expenses were $133.9 million, a 36.1% increase from $98.4 million in fiscal 2022.
•Cost of revenue and operating expenses for the second fiscal quarters of fiscal 2023 and 2022 included the following items:
◦Non-cash stock compensation of $27.3 million and $19.2 million, respectively (cost of revenue of $1.3 million and $0.9 million, respectively, and operating expenses of $26.0 million and $18.3 million, respectively)
◦Purchased intangible asset amortization of $4.6 million in both periods (cost of revenue)
◦Transformation costs of $1.3 million in fiscal 2023 (operating expenses)
◦Restructuring charges of $13.1 million in fiscal 2023 (gains, losses, and other)
•Net loss was $30.4 million, or $0.45 per diluted share, in fiscal 2023 compared to $6.4 million, or $0.09 per diluted share, in fiscal 2022.
•Net cash provided by operating activities was $21.4 million in fiscal 2023 compared to $10.9 million in fiscal 2022.
•The Company repurchased 1.7 million shares of its common stock for $40.0 million during the fiscal quarter ended September 30, 2022 under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal quarter ended September 30, 2022 compared to the same period in fiscal 2022, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.
Recent Development
Workforce Reduction and Restructuring: On November 3, 2022, the Company announced (i) a reduction in force involving approximately 10% of our full-time employees, and (ii) a planned downsizing of our real estate footprint in addition to the footprint reduction which occurred during our fiscal year second quarter. The headcount reduction is part of a broader strategic re-prioritization to build a stronger, more profitable company by tightening our focus and simplifying and driving efficiency into our business processes. These actions are expected to result in annualized operating expense savings of $30 million to $35 million.
We estimate that we will incur approximately $5 million of restructuring and related charges primarily related to employee severance and benefit costs and approximately $14 million to $17 million of charges related to the real estate restructuring, substantially all of which we expect to incur in the third and fourth quarters of our fiscal 2023.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Revenues	$147,099	$127,290	16	$289,342	$246,328	17
Cost of revenue	42,304	35,079	21	83,325	69,394	20
Gross profit	104,795	92,211	14	206,017	176,934	16
Total operating expenses	133,917	98,393	36	260,741	200,717	30
Loss from operations	(29,122)	(6,182)	(371)	(54,724)	(23,783)	(130)
Total other income, net	$2,248	$150	NA	2,947	30,751	NA
Net earnings (loss)	$(30,436)	$(6,431)	(373)	$(57,654)	$10,934	(627)
Diluted earnings (loss) per share	$(0.45)	$(0.09)	(380)	$(0.85)	$0.16	(641)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Revenues:
Subscription	$119,702	$105,420	14	$235,435	$201,930	17
Marketplace and Other	27,397	21,870	25	53,907	44,398	21
Total revenues	$147,099	$127,290	16	$289,342	$246,328	17

Total revenues for the quarter ended September 30, 2022 were $147.1 million, a $19.8 million or 15.6% increase from the same quarter a year ago. The increase was due to Subscription revenue growth of $14.3 million, or 13.5%, primarily due to new logo deals and upsell to existing customers. Marketplace and Other revenue growth was $5.5 million, or 25.3%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $17.8 million, or 14.9%. International revenue increased $2.0 million, or 25.9%. The differences in exchange rates in the current year quarter compared to those in the prior year quarter negatively impacted international revenue growth by approximately 13 percentage points..

Total revenues for the six months ended September 30, 2022 were $289.3 million, a $43.0 million or 17.5% increase from the same period a year ago. The increase was due to Subscription revenue growth of $33.5 million, or 16.6%, primarily due to new logo deals and upsell to existing customers. Marketplace and Other revenue growth was $9.5 million, or 21.4%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $38.2 million, or 16.5%. International revenue increased $4.8 million, or 32.2%. The differences in exchange rates in the current year quarter compared to those in the prior year quarter negatively impacted international revenue growth by approximately 13 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Cost of revenue	$42,304	$35,079	21	$83,325	$69,394	20
Gross profit	$104,795	$92,211	14	$206,017	$176,934	16
Gross margin (%)	71.2%	72.4%	(2)	71.2%	71.8%	(1)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $42.3 million for the quarter ended September 30, 2022, a $7.2 million, or 20.6%, increase from the same quarter a year ago. Gross margins decreased to 71.2% compared to 72.4% in the prior year quarter due to revenue increases offset by an increase in cost of revenue primarily from cloud infrastructure and security costs. U.S. gross margins decreased to 72.5% for the three months ended September 30, 2022 from 73.7% in the same quarter a year ago. International gross margins increased to 53.4% from 52.8%.

Cost of revenue was $83.3 million for the six months ended September 30, 2022, a $13.9 million, or 20.1%, increase from the same period a year ago. Gross margins decreased to 71.2% compared to 71.8% in the prior year period due to revenue increases offset by an increase in cost of revenue primarily from cloud infrastructure and security costs. U.S. gross margins decreased to 72.5% for the six months ended September 30, 2022 from 73.2% in the same period a year ago. International gross margins increased to 54.1% from 50.9%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$46,139	$35,788	29	$93,800	$70,564	33
Sales and marketing	45,949	39,509	16	97,229	81,488	19
General and administrative	28,718	23,078	24	55,862	47,369	18
Gains, losses and other items, net	13,111	18	NA	13,850	1,296	969
Total operating expenses	$133,917	$98,393	36	$260,741	$200,717	30

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $46.1 million for the quarter ended September 30, 2022, an increase of $10.4 million, or 28.9% compared to the same quarter a year ago, and are 31.4% of total revenues compared to 28.1% in the same quarter a year ago. Current quarter expenses included $12.4 million of stock-based compensation expense compared to $7.2 million in the prior period. Excluding stock-based compensation expense, R&D expenses increased $5.2 million, or 18.1%, and are 23.0% of revenue compared to 22.5% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $4.2 million) and hosting costs (increased $0.7 million).

R&D expenses were $93.8 million for the six months ended September 30, 2022, an increase of $23.2 million, or 32.9% compared to the same period a year ago, and are 32.4% of total revenues compared to 28.6% in the same period a year ago. Current period expenses included $24.0 million of stock-based compensation expense compared to $12.5 million in the prior year period. Excluding stock-based compensation expense, R&D expenses increased $11.8 million, or 20.3%, and are 24.1% of revenue compared to 23.6% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $10.6 million) and hosting costs (increased $1.4 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $45.9 million for the quarter ended September 30, 2022, an increase of $6.4 million, or 16.3%, compared to the same quarter a year ago, and are 31.2% of total revenues compared to 31.0% in the same quarter a year ago. Current quarter expenses included $6.1 million of stock-based compensation expense compared to $6.7 million in the prior year. Excluding stock-based compensation expense, S&M expenses increased $7.1 million, or 21.6%, and are 27.1% of revenue compared to 25.7% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $6.1 million) and travel and entertainment costs (increased $1.1 million).

S&M expenses were $97.2 million for the six months ended September 30, 2022, an increase of $15.7 million, or 19.3%, compared to the same period a year ago, and are 33.6% of total revenues compared to 33.1% in the same period a year ago. Current period expenses included $12.0 million of stock-based compensation expense compared to $13.5 million in the prior year. Excluding stock-based compensation expense, S&M expenses increased $17.3 million, or 25.4%, and are 29.3% of revenue compared to 27.6% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $13.5 million) and travel and entertainment costs (increased $2.2 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $28.7 million for the quarter ended September 30, 2022, an increase of $5.6 million, or 24.4% compared to the same quarter a year ago, and are 19.5% of total revenues compared to 18.1% in the same quarter a year ago. Current quarter expenses included $7.5 million of stock-based compensation expense compared to $4.3 million in the prior year. Current quarter expenses also included $1.3 million in transformation costs. Excluding stock-based compensation expense and transformation costs, G&A expenses increased $1.2 million, or 6.4%, and are 13.6% of revenue compared to 14.7% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $1.4 million).

G&A expenses were $55.9 million for the six months ended September 30, 2022, an increase of $8.5 million, or 17.9% compared to the same period a year ago, and are 19.3% of total revenues compared to 19.2% in the same period a year ago. Current period expenses included $13.0 million of stock-based compensation expense compared to $9.9 million in the prior year. Current quarter expenses also included $1.3 million in transformation costs. Excluding stock-based compensation expense and transformation costs, G&A expenses increased $4.1 million, or 10.9%, and are 14.4% of revenue compared to 15.2% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $3.8 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $13.1 million for the quarter ended September 30, 2022, an increase of $13.1 million compared to the same quarter a year ago. The current year quarter amount includes $10.2 million in lease impairments and $2.1 million in lease restructuring related to a downsizing of our real estate footprint, and $0.9 million related to termination benefits for employees whose positions were eliminated.

Gains, losses and other items, net was $13.9 million for the six months ended September 30, 2022, an increase of $12.6 million compared to the same period a year ago. The current year period amount includes $10.2 million in lease impairments and $2.1 million in lease restructuring related to a downsizing of our real estate footprint, and $1.6 million related to termination benefits for employees whose positions were eliminated. The prior year period amount included $1.0 million related to the early termination of a data provider agreement.

Loss from Operations and Operating Margin

Loss from operations was $29.1 million for the quarter ended September 30, 2022 compared to $6.2 million in the same quarter a year ago. Operating margin was negative 19.8% compared to negative 4.9%. Margins were negatively impacted by higher operating expenses related primarily to headcount investments.

Loss from operations was $54.7 million for the six months ended September 30, 2022 compared to $23.8 million in the same period a year ago. Operating margin was negative 18.9% compared to negative 9.7%. Margins were negatively impacted by higher operating expenses related primarily to headcount investments.

Other Income and Income Taxes

Other income was $2.2 million for the quarter ended September 30, 2022 compared to other income of $0.2 million in the same quarter a year ago primarily due to interest rate increases on invested cash. Other income was $2.9 million for the six months ended September 30, 2022 compared to other income of $30.8 million in the same period a year ago. The prior year amount included a $30.1 million gain related to a cash distribution from our retained profits interest in a previous disposition. Excluding this gain, other income primarily consists of interest income from invested cash balances and net foreign exchange transaction gains and losses.

Income tax expense was $3.6 million on a pretax loss of $26.9 million for the quarter ended September 30, 2022, resulting in a negative 13% effective tax rate. This compares to a prior year income tax expense of $0.4 million on pretax loss of $6.0 million, or a negative 7% effective tax rate. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

Income tax expense was $5.9 million on a pretax loss of $51.8 million for the six months ended September 30, 2022, resulting in a negative 11% effective tax rate. This compares to a prior year income tax benefit of $4.0 million on pretax income of $7.0 million, or a negative 57% effective tax rate. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017. During the six months ended September 30, 2021, the Company released $2.6 million in tax contingency reserves as a result of the expiration of statutes of limitation.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At September 30, 2022, approximately $15.3 million of the total cash balance of $485.6 million, or approximately 3.1%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $157.7 million at September 30, 2022, an increase of $9.4 million, compared to $148.3 million at March 31, 2022. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 99 days at September 30, 2022, compared to 94 days at March 31, 2022. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data providers is not reflected as an offset to accounts receivable. Compared to March 31, 2022, DSO at September 30, 2022 was negatively impacted by approximately 3 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at September 30, 2022 totaled $554.6 million, a $76.7 million decrease when compared to $631.3 million at March 31, 2022. The decrease was primarily due to use of cash for acquisition of treasury shares.

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 modifies IRC Section 174 by eliminating the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for research performed in the U.S. and 15 years for research performed outside the U.S. Although Congress is considering legislation that would repeal or defer the capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not modified, it will increase our cash taxes and reduce cash flows by approximately $9 million in fiscal 2023.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the risk of recession, the ongoing global COVID-19 pandemic, the military conflict between Russia and Ukraine, cost increases, rising interest rates, capital markets volatility and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the six months ended
	September 30,
	2022	2021

Net cash used in operating activities	$(11,994)	$(6,340)
Net cash provided by (used in) investing activities	$(4,014)	$21,329
Net cash used in financing activities	$(96,790)	$(52,341)

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

In the six months ended September 30, 2022, net cash used in operating activities of $12.0 million resulted primarily from net loss adjusted for non-cash items of $18.7 million offset by net cash used in operating assets and liabilities of $30.6 million. The net unfavorable changes in operating assets and liabilities was primarily related to unfavorable changes in accounts payable and other liabilities of $29.5 million and accounts receivable of $11.4 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients.

In the six months ended September 30, 2021, net cash used in operating activities of $6.3 million resulted primarily from net earnings adjusted for non-cash items of $31.7 million offset by cash used by operating assets and liabilities of $38.0 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts payable and other liabilities of $35.5 million, accounts receivable of $18.1 million and deferred commissions of $5.4 million, partially offset by favorable changes in other assets of $22.0 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients. The change in other assets was impacted by fiscal 2021 year-end prepayments of expenses to take advantage of cash tax savings opportunities.

Investing Activities

Our primary investing activities have consisted of capital expenditures in support of our expanding headcount as a result of our growth and acquisitions. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the six months ended September 30, 2022, net cash used in investing activities of $4.0 million consisted of capital expenditures of $4.4 million, offset partially by proceeds from the sale of a strategic investment of $0.4 million.

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

In the six months ended September 30, 2022, net cash used in financing activities was $96.8 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $100.1 million (3.8 million shares), and $1.3 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $4.6 million from the sale of common stock from our equity compensation plans.

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

Common Stock Repurchase Program

Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. During the six months ended September 30, 2022, the Company repurchased 3.8 million shares of its common stock for $100.1 million under the stock repurchase program. Through September 30, 2022, the Company had repurchased a total of 33.4 million shares of its stock for $832.3 million under the stock repurchase program, leaving remaining capacity of $167.7 million. Pursuant to the Inflation Reduction Act of 2022, share repurchases after December 31, 2022, will be subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares. We do not expect the excise tax to have a material impact on our condensed consolidated financial statements.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at September 30, 2022.  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $25.5 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2023 represent the remaining six months ending March 31, 2023. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$5,063	$9,691	$8,448	$8,935	$8,017	$16,583	$56,737

Future minimum payments as of September 30, 2022 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2023: $1,340; Fiscal 2024: $2,698; Fiscal 2025: $2,699; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2023	2024	2025	2026	2027	Total
Purchase commitments	$34,911	$52,210	$48,502	$34,230	$675	$170,528

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2022, as compared with those discussed in the Company's 2022 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is set forth under Note 14, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	605,188	$27.12	605,188	$191,357,954
August 1, 2022 - August 31, 2022	486,477	$22.77	486,477	$180,280,119
September 1, 2022 - September 30, 2022	635,000	$19.76	635,000	$167,732,585
Total	1,726,665	$23.19	1,726,665

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on November 3, 2020.  Under the modified common stock repurchase program, the Company may purchase up to $1.0 billion of its common stock through the period ending December 31, 2022. Through September 30, 2022, the Company had repurchased a total of 33.4 million shares of its stock for $832.3 million, leaving remaining capacity of $167.7 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1	Amended and Restated 2010 Executive Officer Severance Policy

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2022 and March 31, 2022, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2022, (v) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2021, (vi) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2022 and 2021, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: November 8, 2022	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)