Form 10-Q
period 2022-12-31
LiveRamp Holdings, Inc.
filed 2023-02-07
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2022
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of February 2, 2023 was 64,714,947.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
December 31, 2022

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, as amended. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2022	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$453,516	$600,162
Trade accounts receivable, net	173,409	148,343
Refundable income taxes, net	27,097	30,354
Other current assets	42,172	36,975
Total current assets	696,194	815,834

Property and equipment, net of accumulated depreciation and amortization	8,809	11,531
Intangible assets, net	13,203	26,718
Goodwill	363,129	363,845
Deferred commissions, net	32,717	30,594
Other assets, net	52,431	85,214
	$1,166,483	$1,333,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$83,938	$83,197
Accrued payroll and related expenses	33,250	39,188
Other accrued expenses	42,394	46,067
Deferred revenue	16,195	16,114
Total current liabilities	175,777	184,566

Other liabilities	79,097	86,110
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,205	14,984
Additional paid-in capital	1,810,383	1,721,118
Retained earnings	1,333,655	1,420,993
Accumulated other comprehensive income	4,182	5,730
Treasury stock, at cost	(2,251,816)	(2,099,765)
Total stockholders' equity	911,609	1,063,060
	$1,166,483	$1,333,736

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues	$158,615	$140,604	$447,957	$386,932
Cost of revenue	43,287	38,557	126,612	107,951
Gross profit	115,328	102,047	321,345	278,981
Operating expenses:
Research and development	43,175	41,870	136,975	112,434
Sales and marketing	47,702	46,324	144,931	127,812
General and administrative	36,657	27,639	92,519	75,008
Gains, losses and other items, net	11,743	—	25,593	1,296
Total operating expenses	139,277	115,833	400,018	316,550
Loss from operations	(23,949)	(13,786)	(78,673)	(37,569)
Total other income (expense), net	(736)	(241)	2,211	30,510
Loss from continuing operations before income taxes	(24,685)	(14,027)	(76,462)	(7,059)
Income tax expense (benefit)	5,835	1,348	11,712	(2,618)
Net loss from continuing operations	(30,520)	(15,375)	(88,174)	(4,441)
Earnings from discontinued operations, net of tax	836	—	836	—
Net loss	$(29,684)	$(15,375)	$(87,338)	$(4,441)

Basic earnings (loss) per share
Continuing operations	$(0.47)	$(0.23)	$(1.32)	$(0.07)
Discontinued operations	0.01	—	0.01	—
Basic loss per share	$(0.46)	$(0.23)	$(1.31)	$(0.07)

Diluted earnings (loss) per share
Continuing operations	$(0.47)	$(0.23)	$(1.32)	$(0.07)
Discontinued operations	0.01	—	0.01	—
Diluted loss per share	$(0.46)	$(0.23)	$(1.31)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(29,684)	$(15,375)	(87,338)	(4,441)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,257	(86)	(1,548)	(1,632)
Comprehensive loss	$(27,427)	$(15,461)	(88,886)	(6,073)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2022
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2022	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at September 30, 2022	151,477,616	$15,148	$1,780,803	$1,363,339	$1,925	(85,057,331)	$(2,201,146)	$960,069
Employee stock awards, benefit plans and other issuances	114,240	11	1,653	—	—	(38,442)	(764)	900
Non-cash stock-based compensation	11,941	1	27,972	—	—	—	—	27,973
Restricted stock units vested	448,579	45	(45)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(2,268,470)	(49,906)	(49,906)
Comprehensive income (loss):
Foreign currency translation					2,257			2,257
Net loss				(29,684)				(29,684)
Balances at December 31, 2022	152,052,376	$15,205	$1,810,383	$1,333,655	$4,182	(87,364,243)	$(2,251,816)	$911,609

For the nine months ended December 31, 2022
Balances at March 31, 2022	149,840,925	$14,984	$1,721,118	$1,420,993	$5,730	(81,205,596)	$(2,099,765)	$1,063,060
Employee stock awards, benefit plans and other issuances	396,093	39	6,216	—	—	(92,417)	(2,054)	4,201
Non-cash stock-based compensation	36,965	4	73,901	—	—	—	—	73,905
Restricted stock units vested	1,421,729	142	(142)	—	—	—	—	—
Liability-classified restricted stock units vested	356,664	36	9,290	—	—	—	—	9,326
Acquisition of treasury stock	—	—	—	—	—	(6,066,230)	(149,997)	(149,997)
Comprehensive loss:
Foreign currency translation					(1,548)			(1,548)
Net loss				(87,338)				(87,338)
Balances at December 31, 2022	152,052,376	$15,205	$1,810,383	$1,333,655	$4,182	(87,364,243)	$(2,251,816)	$911,609

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
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,632)	—	—	(1,632)
Net loss	—	—	—	(4,441)	—	—	—	(4,441)
Balances at December 31, 2021	149,251,889	$14,925	$1,689,172	$1,450,385	$5,890	(80,978,091)	$(2,089,958)	$1,070,414

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(87,338)	$(4,441)
Earnings from discontinued operations	(836)	—
Non-cash operating activities:
Depreciation and amortization	16,561	18,231
Loss on disposal or impairment of assets	4,121	142
Gain on sale of strategic investments	(194)	—
Lease impairments	18,165	—
Gain on distribution from retained profits interest	—	(30,235)
Provision for doubtful accounts	1,728	3,127
Deferred income taxes	204	(456)
Non-cash stock compensation expense	81,142	61,475
Changes in operating assets and liabilities:
Accounts receivable, net	(27,171)	(45,876)
Deferred commissions	(2,123)	(6,864)
Other assets	1,588	22,077
Accounts payable and other liabilities	(9,309)	(2,471)
Income taxes, net	6,967	998
Deferred revenue	271	3,426
Net cash provided by operating activities	3,776	19,133

Cash flows from investing activities:
Capital expenditures	(4,593)	(2,619)
Cash paid in acquisitions, net of cash received	—	(10,376)
Distribution from retained profits interest	—	31,184
Purchases of investments	(3,000)	—
Proceeds from investments	3,000	—
Purchases of strategic investments	(500)	—
Proceeds from sale of strategic investment	400	—
Net cash provided by (used in) investing activities	(4,693)	18,189

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	6,255	6,183
Shares repurchased for tax withholdings upon vesting of stock-based awards	(2,054)	(14,216)
Acquisition of treasury stock	(149,997)	(49,224)
Net cash used in financing activities	(145,796)	(57,257)
Net cash used in continuing operations	(146,713)	(19,935)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended
	December 31,
	2022	2021
Cash flows from discontinued operations:
From operating activities	836	—
Net cash provided by discontinued operations	836	—
Effect of exchange rate changes on cash	(769)	(62)

Net change in cash and cash equivalents	(146,646)	(19,997)
Cash and cash equivalents at beginning of period	600,162	581,687
Cash and cash equivalents at end of period	$453,516	$561,690

Supplemental cash flow information:
Cash paid (received) for income taxes, net	$3,418	$(2,815)
Operating lease assets obtained in exchange for operating lease liabilities	—	52,902
Purchases of property, plant and equipment remaining unpaid at period end	$77	$353

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
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Basic earnings (loss) per share:
Net loss from continuing operations	$(30,520)	$(15,375)	$(88,174)	$(4,441)
Earnings from discontinued operations, net of tax	836	—	836	—
Net loss	$(29,684)	$(15,375)	$(87,338)	$(4,441)

Basic weighted-average shares outstanding	64,784	68,190	66,761	68,187

Continuing operations	$(0.47)	$(0.23)	$(1.32)	$(0.07)
Discontinued operations	0.01	—	0.01	—
Basic loss per share	$(0.46)	$(0.23)	$(1.31)	$(0.07)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	64,784	68,190	66,761	68,187
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	—	—
Diluted weighted-average shares outstanding	64,784	68,190	66,761	68,187

Continuing operations	$(0.47)	$(0.23)	$(1.32)	$(0.07)
Discontinued operations	0.01	—	0.01	—
Diluted loss per share	$(0.46)	$(0.23)	$(1.31)	$(0.07)

Loss per share totals may not sum due to rounding.

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 0.5 million and 1.7 million in the three months ended December 31, 2022 and 2021, respectively, and 0.6 million and 1.4 million in the nine months ended December 31, 2022 and 2021, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Number of shares underlying restricted stock units	6,215	484	2,980	787

Stockholders’ Equity

On December 20, 2022, the Company's Board of Directors approved an amendment to the existing common stock repurchase program, which was initially adopted in 2011. The amendment authorized an additional $100.0 million in share repurchases, increasing the total amount authorized for repurchase under the common stock repurchase program to $1.1 billion. In addition, it extended the common stock repurchase program duration through December 31, 2024.

During the nine months ended December 31, 2022, the Company repurchased 6.1 million shares of its common stock for $150.0 million under the modified common stock repurchase program.  Through December 31, 2022, the Company had repurchased a total of 35.6 million shares of its stock for $882.2 million under the program, leaving remaining capacity of $217.8 million.

Accumulated other comprehensive income balances of $4.2 million and $5.7 million at December 31, 2022 and March 31, 2022, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the nine months ended December 31,
Primary Geographical Markets	2022	2021
United States	$417,385	$363,446
Europe	24,172	18,507
Asia-Pacific ("APAC")	6,400	4,979
	$447,957	$386,932

Major Offerings/Services
Subscription	$361,862	$313,046
Marketplace and Other	86,095	73,886
	$447,957	$386,932

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $405.7 million as of December 31, 2022, of which $324.4 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2026.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Right-of-use assets included in other assets, net	$34,953	$59,459
Short-term lease liabilities included in other accrued expenses	$10,467	$8,984
Long-term lease liabilities included in other liabilities	$39,097	$52,241

Supplemental balance sheet information:
Weighted average remaining lease term	5.8 years	6.4 years
Weighted average discount rate	3.5%	3.6%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2030. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $9.0 million and $8.1 million for the nine months ended December 31, 2022 and 2021, respectively.

During the nine months ended December 31, 2022, the Company recorded $15.5 million of impairment charges that are included in gains, losses and other items, net in the condensed consolidated statements of operations related to the exit from certain leased office facilities. Please refer to Note 13, Restructuring, Impairment and Other Charges for further details.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of December 31, 2022 are as follows (dollars in thousands):

Amount
Fiscal 2023	$2,809
Fiscal 2024	9,987
Fiscal 2025	8,514
Fiscal 2026	9,027
Fiscal 2027	8,017
Thereafter	16,584
Total undiscounted lease commitments	54,938
Less: Interest and short-term leases	5,374
Total discounted operating lease liabilities	$49,564

Future minimum payments as of December 31, 2022 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2023: $675; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

5.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 43.6 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At December 31, 2022, there were a total of 4.1 million shares available for future grants under the plans.

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

During the quarter ended December 31, 2022, the Board voted to further amend the Company's 2005 Plan. The 2005 Plan was amended to provide that, in the event of a participant’s retirement on or after age 65 with at least five years of service, awards held by the participant at retirement will continue to vest in accordance with their terms. This amendment to the 2005 Plan impacted current quarter stock-based compensation expense by accelerating $7.0 million of expense recognition into the current reporting period that would have otherwise been recognized over future reporting periods through the quarter ending December 31, 2025.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the nine months ended December 31, 2022 and 2021, by award type, was (dollars in thousands):

	For the nine months ended
	December 31,
	2022	2021
Stock options	$776	$1,541
Restricted stock units	70,612	37,810
Diablo restricted stock awards	—	660
Data Plus Math ("DPM") acquisition consideration holdback	2,031	6,092
Pacific Data Partners assumed performance plan	—	6,826
Acuity performance plan	673	1,558
DataFleets acquisition consideration holdback	4,532	4,529
Employee stock purchase plan	1,527	1,282
Directors stock-based compensation	991	1,177
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	81,142	61,475
Less expense related to liability-based equity awards	(7,237)	(18,237)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$73,905	$43,238

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the nine months ended
	December 31,
	2022	2021
Cost of revenue	$3,664	$2,906
Research and development	34,670	21,796
Sales and marketing	17,871	20,871
General and administrative	24,937	15,902
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$81,142	$61,475

The following table provides the expected future expense for all of the Company's outstanding equity awards at December 31, 2022, by award type. The amount for 2023 represents the remaining three months ending March 31, 2023. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2023	2024	2025	2026	Total
Stock options	$203	$668	$157	$—	$1,028
Restricted stock units	20,108	73,695	61,170	15,526	170,499
Acuity performance plan	142	165	—	—	307
DataFleets acquisition consideration holdback	1,078	2,266	—	—	3,344
Employee stock purchase plan	554	375	—	—	929
Expected future expense	$22,085	$77,169	$61,327	$15,526	$176,107

Stock Options Activity

Stock option activity for the nine months ended December 31, 2022 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2022	730,004	$16.28
Exercised	(198,563)	$11.16		$3,634
Forfeited or canceled	(2,690)	$3.39
Outstanding at December 31, 2022	528,751	$18.26	1.9	$2,736
Exercisable at December 31, 2022	513,991	$18.76	1.8	$2,403

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on December 31, 2022.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of December 31, 2022 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	44,813	6.1 years	$0.97	30,053	$1.02
$10.00	—	$19.99	182,603	2.4 years	$17.49	182,603	$17.49
$20.00	—	$24.99	301,335	1.0 years	$21.31	301,335	$21.31
			528,751	1.9 years	$18.26	513,991	$18.76

Diablo Restricted Stock Awards

During the nine months ended December 31, 2022, in connection with the acquisition of Diablo.ai, Inc. ("Diablo"), the Company replaced the unvested outstanding restricted stock shares held by a Diablo employee immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. Changes in the Company's restricted stock awards for the nine months ended December 31, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2022	24,766	$47.29	2.17
Vested	(8,120)	$47.29
Unvested restricted stock awards at December 31, 2022	16,646	$47.29	1.42

The total fair value of restricted stock awards vested during the nine months ended December 31, 2022 was $0.2 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the nine months ended December 31, 2022, the Company granted time-vesting RSUs covering 4,277,207 shares of common stock and having a fair value at the date of grant of $105.5 million. The RSUs granted in the current year primarily vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the nine months ended December 31, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2022	4,176,682	$47.00	2.85
Granted	4,277,207	$24.62
Vested	(1,287,052)	$46.78
Forfeited or canceled	(1,237,106)	$37.18
Outstanding at December 31, 2022	5,929,731	$32.95	2.39

The total fair value of RSUs vested during the nine months ended December 31, 2022 was $29.9 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2023 plan:
During the nine months ended December 31, 2022, the Company granted PSUs covering 406,501 shares of common stock having a fair value at the date of grant of $10.0 million. The grants were made under two separate performance plans.

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

Units under the Company's fiscal 2022 TSR performance plan covering 49,977 shares of common stock will reach maturity of their relevant performance period at March 31, 2024. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2021 to March 31, 2024.

The initial measurement date for the fiscal 2022 operating metrics performance plan was June 30, 2022. Through December 31, 2022, performance metrics have resulted in an accumulated 50% achievement, or 58,312 total earned units under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half will vest one year later. As of December 31, 2022, there remains a maximum potential of 174,930 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2024.

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

The initial measurement date for the fiscal 2021 operating metrics performance plan was June 30, 2021. Through December 31, 2022, performance measurements have resulted in an accumulated 50% achievement, or 71,666 total earned units under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half vests one year later. As of December 31, 2022, there remains a maximum potential of 208,746 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2023.

Fiscal 2019 plans:
The fiscal 2019 operating metrics performance plan reached maturity at September 30, 2020. Through the end of the performance period, performance measurements resulted in an accumulated 96% achievement, or 243,378 total earned units under this plan.

PSU activity for the nine months ended December 31, 2022 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2022	584,468	$51.26	1.01
Granted	406,501	$24.65
Vested	(134,671)	$45.96
Forfeited or canceled	(146,709)	$61.20
Outstanding at December 31, 2022	709,589	$34.97	1.62

The total fair value of PSUs vested in the nine months ended December 31, 2022 was $3.0 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Contingent Equity Awards -

During the quarter ended June 30, 2022, the Company granted contingent time-based RSUs ("contingent RSUs") covering 338,101 shares of common stock and contingent PSUs ("contingent PSUs") covering 284,550 shares of common stock (collectively, the "contingent awards") to certain Company executives. The contingent awards were issued subject to shareholder approval of an amendment to increase the shares available for issuance under the 2005 Plan (the "2005 Plan Share Increase Amendment") at the 2022 Annual Meeting, and would be automatically forfeited if shareholder approval was not obtained. In light of the nature of the contingent awards, the Company concurrently awarded the contingent award recipients long-term cash awards subject to similar terms and conditions as the contingent awards that would only remain effective in the event that the shareholders did not approve the 2005 Plan Share Increase Amendment (the “contingent cash awards”).

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

Other Stock Compensation Activity

Acquisition-related Performance Plan

Through December 31, 2022, the Company has recognized a total of $4.8 million as stock-based compensation expense related to the Acuity performance earnout plan. At December 31, 2022, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $1.4 million. The next and final annual settlement of $1.7 million is expected to occur in the second quarter of fiscal 2024.

Acquisition-related Consideration Holdback

Through December 31, 2022, the Company has recognized a total of $11.3 million as stock-based compensation expense related to the DataFleets consideration holdback. At December 31, 2022, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $5.3 million. The next annual settlement of $6.0 million is expected to occur in the fourth quarter of this fiscal year.

Through December 31, 2022, the Company has recognized a total of $24.4 million as stock-based compensation expense related to the DPM acquisition consideration holdback. The final annual settlement occurred in the quarter ended June 30, 2022.

Qualified Employee Stock Purchase Plan ("ESPP")

During the nine months ended December 31, 2022, 197,255 shares of common stock were purchased under the ESPP at a weighted-average price of $20.38 per share, resulting in cash proceeds of $4.0 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $1.5 million for the nine months ended December 31, 2022. At December 31, 2022, there was approximately $0.9 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Prepaid expenses and other	$22,603	$13,947
Certificates of deposit	7,500	7,500
Assets of non-qualified retirement plan	12,069	15,528
Other current assets	$42,172	$36,975

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Long-term prepaid revenue share	$10,071	$13,468
Right-of-use assets (see Note 4)	34,953	59,459
Deferred tax asset	1,159	1,224
Deposits	3,539	4,486
Strategic investments	2,494	5,700
Other miscellaneous noncurrent assets	215	877
Other assets, net	$52,431	$85,214

During the three months ended December 31, 2022, the Company became aware of a pending sale related to one of our strategic investments. As a result, the Company recorded a $4.0 million impairment that is recorded in other expense in the condensed consolidated statement of operations.

7.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	December 31, 2022	March 31, 2022
Leasehold improvements	$27,490	$28,224
Data processing equipment	7,545	7,001
Office furniture and other equipment	7,919	9,776
	42,954	45,001
Less accumulated depreciation and amortization	34,145	33,470
Property and equipment, net of accumulated depreciation and amortization	$8,809	$11,531

Depreciation expense on property and equipment was $3.1 million and $4.2 million for the nine months ended December 31, 2022 and 2021, respectively.

8.    GOODWILL:

Changes in goodwill for the nine months ended December 31, 2022 were as follows (dollars in thousands):

Total
Balance at March 31, 2022	$363,845
Purchase price accounting adjustment related to acquisition of Diablo	(205)
Change in foreign currency translation adjustment	(511)
Balance at December 31, 2022	$363,129

Goodwill by geography as of December 31, 2022 was:

Total
U.S.	$360,073
APAC	3,056
Balance at December 31, 2022	$363,129

9.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	December 31, 2022	March 31, 2022
Developed technology, gross	$84,055	$84,146
Accumulated amortization	(73,691)	(67,980)
Net developed technology	$10,364	$16,166

Customer relationship/trade name, gross	$43,480	$43,490
Accumulated amortization	(42,641)	(40,582)
Net customer/trade name	$839	$2,908

Publisher/data supply relationships, gross	$39,800	$39,800
Accumulated amortization	(37,800)	(32,156)
Net publisher/data supply relationships	$2,000	$7,644

Total intangible assets, gross	$167,335	$167,436
Total accumulated amortization	(154,132)	(140,718)
Total intangible assets, net	$13,203	$26,718

Total amortization expense related to intangible assets was $13.5 million and $13.9 million for the nine months ended December 31, 2022 and 2021, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for 2023 represents the remaining three months ending March 31, 2023. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:
2023	$3,343
2024	6,839
2025	3,021
$13,203

10.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Liabilities of non-qualified retirement plan	$12,069	$15,528
Short-term lease liabilities (see Note 4)	10,467	8,984
DPM acquisition consideration holdback (see Note 5)	—	6,092
Acuity performance earnout liability (see Note 5)	1,393	2,420
DataFleets consideration holdback (see Note 5)	5,288	756
Diablo consideration holdback	—	1,200
Rakam consideration holdback	223	223
Other miscellaneous accrued expenses	12,954	10,864
Other accrued expenses	$42,394	$46,067

11.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	December 31, 2022	March 31, 2022
Uncertain tax positions	$28,047	$24,374
Long-term lease liabilities (see Note 4)	39,097	52,241
Restructuring accruals	5,795	3,619
Other	6,158	5,876
Other liabilities	$79,097	$86,110

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the nine months ended December 31, 2022	$9,961	$1,728	$3	$(1,651)	$10,041

13.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs. Any impairment of the asset is recognized immediately in the period the plan is approved.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the nine months ended December 31, 2022. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statement of operations. The reserve balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2022	$47	$3,027	$3,074
Restructuring charges and adjustments	7,449	2,637	10,086
Payments	(2,218)	(757)	(2,975)
Balances at December 31, 2022	$5,278	$4,907	$10,185

Employee-related Restructuring Plans

During the nine months ended December 31, 2022, the Company recorded a total of $7.4 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges primarily in the United States. Of the $7.4 million employee-related charges, $5.3 million remained accrued as of December 31, 2022 and are expected to be paid out during fiscal 2023.

Lease-related Restructuring Plans and Impairments

During the quarter ended September 30, 2022, the Company initiated a restructuring plan to lower its operating expenses by reducing its global real estate footprint. As part of this plan, during the quarter ended September 30, 2022, we exited three leased office spaces in the United States: one located in Boston, one located in Philadelphia, and one floor of leased office space in San Francisco. During the quarter ended December 31, 2022, we exited three additional leased office spaces: one located in Phoenix, Arizona, one located in the Netherlands, and one floor of leased office space in London, England.

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups were impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in an impairment charge of $15.5 million which reflects the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets and the associated furniture, equipment, and leasehold improvements. Additionally, the Company recorded $2.6 million in lease-related restructuring charges and adjustments that covered other retirement obligations related to the leased office space in San Francisco and Phoenix. Of the $2.6 million lease-related charges, $2.6 million remained accrued as of December 31, 2022 and will be satisfied over the remainder of the San Francisco and Phoenix properties' lease terms, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through December 31, 2022, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $2.3 million remained accrued at December 31, 2022.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Restructuring plan charges and adjustments	$6,385	$—	$10,086	$—
Early contract terminations	—	—	—	1,042
ROU asset group impairments	5,358	—	15,528	—
Other	—	—	(21)	254
	$11,743	$—	$25,593	$1,296

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

Commitments

The following table presents the Company’s purchase commitments at December 31, 2022.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $28.0 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2023	2024	2025	2026	2027	Total
Purchase commitments	$8,551	$32,288	$74,647	$70,301	$696	$186,483

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of December 31, 2022, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”). Under the Act, share repurchases made after December 31, 2022 will be subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares during the fiscal year. The excise tax and other corporate income tax changes included in the Act are not expected to have a material impact on our condensed consolidated financial statements.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at December 31, 2022 and March 31, 2022 that are measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$12,069	$—	$—	$12,069
Total	$12,069	$—	$—	$12,069

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Other current assets:
Assets of non-qualified retirement plan	$15,528	$—	$—	$15,528
Total	$15,528	$—	$—	$15,528
Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company held $2.5 million and $5.7 million of strategic investments without readily determinable fair values at December 31, 2022 and March 31, 2022, respectively (see Note 6). These investments are included in other assets on the condensed consolidated balance sheets. During the nine months ended December 31, 2022, the Company recorded a $4.0 million impairment of a strategic investment that is recorded in other expense in the condensed consolidated statement of operations. There were no impairment charges for the nine months ended December 31, 2021.

Certain of the Company's non-financial assets were measured at fair value on a nonrecurring basis during the nine months ended December 31, 2022, including property and equipment and right-of-use assets that were reduced to fair value when they were impaired as a result of the Company's lease-related restructuring plans. For additional information on the Company's fair value measurement in connection with the impairment of certain property and equipment and right-of-use assets associated with office facilities (see Note 13).

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing the highest level of accuracy with a focus on privacy. LiveRamp technology for personal data gives brands and platforms the ability to connect and update what they know about consumers, resolving personal data across enterprise databases and systems to deliver better customer experiences in a privacy-conscious manner. Our digital identity graph powered by our Authenticated Traffic Solution (or ATS) associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 160 supply-side platforms and demand-side platforms live or committed to bid on RampID and ATS. In addition, to date more than 2,000 publishers, representing more than 12,000 publisher domains, have integrated ATS worldwide.

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

•Data Marketplace. Our Data Marketplace provides customers with simplified access to trusted, industry-leading third-party data globally. The LiveRamp platform allows for the search, discovery and distribution of data to improve targeting, measurement, and customer intelligence. Data accessed through our Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with approximately 200 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

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

•Brands and Agencies. We work with many of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace is a solution that seamlessly connects data owners’ audience data across the marketing ecosystem. The Data Marketplace allows data owners to easily monetize their data across hundreds of marketing platforms and publishers with a single contract. At the same time, it provides a single gateway where data buyers, including platforms and publishers, in addition to brands and their agencies, can access third-party data from approximately 200 data providers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data owners that are monetizing their data assets on our marketplace. We also generate Marketplace and Other revenue through transactional usage-based arrangements with certain publishers and addressable TV providers.

COVID-19 Update

In March 2020, the World Health Organization, or WHO, declared the outbreak of a disease caused by a novel strain of the coronavirus (“COVID-19”) to be a pandemic (the “pandemic”). This pandemic had widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. Federal and state governments implemented various measures in an effort to contain the virus which caused business slowdowns or shutdowns in affected areas, both regionally and worldwide.

Our focus remains on promoting employee health and safety, serving our customers, complying with regulations, and ensuring business continuity. We reopened our offices globally in accordance with local authority guidelines while ensuring that our return to work was thoughtful, prudent, and handled with an abundance of caution with the health of our employees being the top priority.

The pandemic has not had a material adverse financial impact on our business to date. The broader implications of the pandemic on our results of operations and overall financial performance will depend on future developments and conditions.

Summary Results and Notable Events

A financial summary of the quarter ended December 31, 2022 compared to the same period in fiscal 2022 is presented below:
•Revenues were $158.6 million, a 12.8% increase from $140.6 million in fiscal 2022.
•Cost of revenue was $43.3 million, a 12.3% increase from $38.6 million in fiscal 2022.
•Gross margin increased to 72.7% from 72.6% in fiscal 2022.
•Total operating expenses were $139.3 million, a 20.2% increase from $115.8 million in fiscal 2022.
•Cost of revenue and operating expenses for the third fiscal quarters of fiscal 2023 and 2022 included the following items:
◦Non-cash stock compensation of $29.6 million and $23.8 million, respectively (cost of revenue of $1.2 million in both periods, and operating expenses of $28.4 million and $22.6 million, respectively)
◦Purchased intangible asset amortization of $4.2 million and $4.6 million, respectively (cost of revenue)
◦Transformation costs of $4.1 million in fiscal 2023 (operating expenses)
◦Restructuring charges of $11.7 million in fiscal 2023 (gains, losses, and other)
•Net loss was $29.7 million, or $0.46 per diluted share, in fiscal 2023 compared to $15.4 million, or $0.23 per diluted share, in fiscal 2022.
•Net cash provided by operating activities was $15.8 million in fiscal 2023 compared to $25.5 million in fiscal 2022.
•The Company repurchased 2.3 million shares of its common stock for $49.9 million during the fiscal quarter ended December 31, 2022 under the Company's common stock repurchase program.
On November 3, 2022, the Company announced (i) a reduction in force involving approximately 10% of our full-time employees, and (ii) a planned downsizing of our real estate footprint in addition to the footprint reduction that occurred during our fiscal year second quarter. The headcount reduction is part of a broader strategic re-prioritization to build a stronger, more profitable company by tightening our focus and simplifying and driving efficiency into our business processes. These actions are expected to result in an annualized operating expense savings of $30 million to $35 million beginning in the fourth quarter of fiscal 2023.
On November 15, 2022, the Board voted to amend the Company's 2005 Plan. The 2005 Plan was amended to provide that, in the event of a participant’s retirement on or after age 65 with at least five years of service, awards held by the participant at retirement will continue to vest in accordance with their terms.
On December 20, 2022, the Board approved an amendment to the Company's existing share repurchase program to (i) authorize an additional $100 million in repurchases, thereby increasing the total amount authorized for repurchase under the Company's share repurchase program to $1.1 billion, and (ii) extend its duration through December 31, 2024. As of December 31, 2022, the authorization had remaining capacity of $217.8 million.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal quarter ended December 31, 2022 compared to the same period in fiscal 2022, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2022	2021	Change	2022	2021	Change
Revenues	$158,615	$140,604	13	$447,957	$386,932	16
Cost of revenue	43,287	38,557	12	126,612	107,951	17
Gross profit	115,328	102,047	13	321,345	278,981	15
Total operating expenses	139,277	115,833	20	400,018	316,550	26
Loss from operations	(23,949)	(13,786)	(74)	(78,673)	(37,569)	(109)
Total other income (expense), net	$(736)	$(241)	NA	2,211	30,510	NA
Net loss	$(29,684)	$(15,375)	(93)	$(88,174)	$(4,441)	(1885)
Diluted loss per share	$(0.46)	$(0.23)	(103)	$(1.32)	$(0.07)	(1928)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2022	2021	Change	2022	2021	Change
Revenues:
Subscription	$126,427	$111,116	14	$361,862	$313,046	16
Marketplace and Other	32,188	29,488	9	86,095	73,886	17
Total revenues	$158,615	$140,604	13	$447,957	$386,932	16

Total revenues for the quarter ended December 31, 2022 were $158.6 million, an $18.0 million or 12.8% increase from the same quarter a year ago. The increase was primarily due to Subscription revenue growth of $15.3 million, or 13.8%, primarily due to new logo deals and upsell to existing customers, and a $4.0 million increase in revenue stemming from a customer contract settlement. Marketplace and Other revenue growth was $2.7 million, or 9.2%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $15.8 million, or 11.9%. International revenue increased $2.3 million, or 26.6%. The differences in exchange rates in the current year quarter compared to those in the prior year quarter negatively impacted international revenue growth by approximately 10 percentage points.

Total revenues for the nine months ended December 31, 2022 were $448.0 million, a $61.0 million or 15.8% increase from the same period a year ago. The increase was primarily due to Subscription revenue growth of $48.8 million, or 15.6%, primarily due to new logo deals and upsell to existing customers, and a $4.0 million increase in revenue stemming from a customer contract settlement. Marketplace and Other revenue growth was $12.2 million, or 16.5%, primarily due to Data Marketplace volume growth. On a geographic basis, U.S. revenue increased $53.9 million, or 14.8%. International revenue increased $7.1 million, or 30.2%. The differences in exchange rates in the current year period compared to those in the prior year period negatively impacted international revenue growth by approximately 11 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2022	2021	Change	2022	2021	Change
Cost of revenue	$43,287	$38,557	12	$126,612	$107,951	17
Gross profit	$115,328	$102,047	13	$321,345	$278,981	15
Gross margin (%)	72.7%	72.6%	—	71.7%	72.1%	(1)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $43.3 million for the quarter ended December 31, 2022, a $4.7 million, or 12.3%, increase from the same quarter a year ago. Gross margins increased to 72.7% compared to 72.6% in the prior year quarter due to revenue increases offset by an increase in cost of revenue primarily from cloud infrastructure and security costs. U.S. gross margins increased to 74.2% for the three months ended December 31, 2022 from 74.0% in the same quarter a year ago. International gross margins increased to 51.6% from 50.8%.

Cost of revenue was $126.6 million for the nine months ended December 31, 2022, a $18.7 million, or 17.3%, increase from the same period a year ago. Gross margins decreased to 71.7% compared to 72.1% in the prior year period due to revenue increases offset by an increase in cost of revenue primarily from cloud infrastructure and security costs. U.S. gross margins decreased to 73.1% for the nine months ended December 31, 2022 from 73.5% in the same period a year ago. International gross margins increased to 53.2% from 50.8%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$43,175	$41,870	3	$136,975	$112,434	22
Sales and marketing	47,702	46,324	3	144,931	127,812	13
General and administrative	36,657	27,639	33	92,519	75,008	23
Gains, losses and other items, net	11,743	—	NA	25,593	1,296	1875
Total operating expenses	$139,277	$115,833	20	$400,018	$316,550	26

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $43.2 million for the quarter ended December 31, 2022, an increase of $1.3 million, or 3.1% compared to the same quarter a year ago, and are 27.2% of total revenues compared to 29.8% in the same quarter a year ago. Current quarter expenses included $10.7 million of stock-based compensation expense compared to $9.3 million in the prior period. Excluding stock-based compensation expense, R&D expenses were essentially flat, decreasing $0.1 million, and are 20.5% of revenue compared to 23.2% in the prior year. Professional services decreased $1.2 million, offset by an increase in headcount investments (employee-related expenses increased $0.8 million) and hosting expenses (increased $0.6 million).

R&D expenses were $137.0 million for the nine months ended December 31, 2022, an increase of $24.5 million, or 21.8% compared to the same period a year ago, and are 30.6% of total revenues compared to 29.1% in the same period a year ago. Current period expenses included $34.6 million of stock-based compensation expense compared to $21.8 million in the prior year period. Excluding stock-based compensation expense, R&D expenses increased $11.7 million, or 12.9%, and are 22.8% of revenue compared to 23.4% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $11.4 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $47.7 million for the quarter ended December 31, 2022, an increase of $1.4 million, or 3.0%, compared to the same quarter a year ago, and are 30.1% of total revenues compared to 32.9% in the same quarter a year ago. Current quarter expenses included $5.9 million of stock-based compensation expense compared to $7.3 million in the prior year. Excluding stock-based compensation expense, S&M expenses increased $2.8 million, or 7.3%, and are 26.4% of revenue compared to 27.7% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $4.5 million), partially offset by a decrease in professional services (decreased $2.4 million).

S&M expenses were $144.9 million for the nine months ended December 31, 2022, an increase of $17.1 million, or 13.4%, compared to the same period a year ago, and are 32.4% of total revenues compared to 33.0% in the same period a year ago. Current period expenses included $17.9 million of stock-based compensation expense compared to $20.9 million in the prior year. Excluding stock-based compensation expense, S&M expenses increased $20.1 million, or 18.8%, and are 28.4% of revenue compared to 27.6% in the prior year. The increase is due primarily to headcount investments (employee-related expenses increased $18.0 million), marketing costs (increased $3.2 million) and travel and entertainment costs (increased $2.2 million), partially offset by a decrease in professional services decreased $4.1 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $36.7 million for the quarter ended December 31, 2022, an increase of $9.0 million, or 32.6% compared to the same quarter a year ago, and are 23.1% of total revenues compared to 19.7% in the same quarter a year ago. Current quarter expenses included $11.9 million of stock-based compensation expense compared to $6.0 million in the prior year. The increase in stock-based compensation was primarily due to a plan amendment providing for continued vesting of awards upon retirement if an employee meets certain age and years of service requirements. Current quarter expenses also included $4.1 million in transformation costs. Excluding stock-based compensation expense and transformation costs, G&A expenses decreased $1.0 million, or 4.5%, and are 13.0% of revenue compared to 15.4% in the prior year. The decrease is due primarily to a decrease in employee-related expenses of $1.6 million, which reflects lower year-over-year incentive compensation costs.

G&A expenses were $92.5 million for the nine months ended December 31, 2022, an increase of $17.5 million, or 23.3% compared to the same period a year ago, and are 20.7% of total revenues compared to 19.4% in the same period a year ago. Current period expenses included $24.9 million of stock-based compensation expense compared to $15.9 million in the prior year. Current quarter expenses also included $5.4 million in transformation costs. Excluding stock-based compensation expense and transformation costs, G&A expenses increased $3.1 million, or 5.3%, and are 13.9% of revenue compared to 15.3% in the prior year. The increase is due primarily to facilities costs (increased $2.3 million) and headcount investments (employee-related expenses increased $2.1 million), offset partially by a decrease in contractor and temporary employee costs (decreased $1.5 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $11.7 million for the quarter ended December 31, 2022, an increase of $11.7 million compared to the same quarter a year ago. The current year quarter amount includes $6.0 million in lease impairments and restructuring as the Company reduces its real estate footprint, and $5.8 million related to termination benefits for employees whose positions were eliminated.

Gains, losses and other items, net was $25.6 million for the nine months ended December 31, 2022, an increase of $24.3 million compared to the same period a year ago. The current year period amount includes $15.5 million in lease impairments and $2.6 million in lease restructuring related to a downsizing of our real estate footprint, and $7.4 million related to termination benefits for employees whose positions were eliminated. The prior year period amount included $1.0 million related to the early termination of a data provider agreement.

Loss from Operations and Operating Margin

Loss from operations was $23.9 million for the quarter ended December 31, 2022 compared to $13.8 million in the same quarter a year ago. Operating margin was negative 15.1% compared to negative 9.8%. Margins were negatively impacted by higher operating expenses related primarily to the downsizing of our real estate footprint and termination benefits for employees whose positions were eliminated.

Loss from operations was $78.7 million for the nine months ended December 31, 2022 compared to $37.6 million in the same period a year ago. Operating margin was negative 17.6% compared to negative 9.7%. Margins were negatively impacted by higher operating expenses related primarily to the downsizing of our real estate footprint and termination benefits for employees whose positions were eliminated.

Other Income/Expense and Income Taxes

Other expense was $0.7 million for the quarter ended December 31, 2022 compared to $0.2 million in the same quarter a year ago primarily due to the $4.0 million impairment of a strategic investment, offset partially by interest rate increases on invested cash. Other income was $2.2 million for the nine months ended December 31, 2022 compared to $30.5 million in the same period a year ago. The prior year amount included a $30.1 million gain related to a cash distribution from our retained profits interest in a previous disposition. Excluding this gain, other income primarily consists of interest income from invested cash balances and net foreign exchange transaction gains and losses as well as the strategic investment impairment in the current year.

Income tax expense was $5.8 million on a pretax loss of $24.7 million for the quarter ended December 31, 2022, resulting in a negative 24% effective tax rate. This compares to a prior year income tax expense of $1.3 million on pretax loss of $14.0 million, or a negative 10% effective tax rate. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

Income tax expense was $11.7 million on a pretax loss of $76.5 million for the nine months ended December 31, 2022, resulting in a negative 15% effective tax rate. This compares to a prior year income tax benefit of $2.6 million on pretax loss of $7.1 million, or a 37% effective tax rate. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017. During the nine months ended December 31, 2021, the Company released $2.6 million in tax contingency reserves as a result of the expiration of statutes of limitation.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $0.8 million for the three months and nine months ended December 31, 2022, respectively. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2023, the Company recovered certain state income taxes previously paid arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At December 31, 2022, approximately $18.4 million of the total cash balance of $453.5 million, or approximately 4.1%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $173.4 million at December 31, 2022, an increase of $25.1 million, compared to $148.3 million at March 31, 2022. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 101 days at December 31, 2022, compared to 94 days at March 31, 2022. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and Other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data providers is not reflected as an offset to accounts receivable. Compared to March 31, 2022, DSO at December 31, 2022 was negatively impacted by approximately 5 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at December 31, 2022 totaled $520.4 million, a $110.9 million decrease when compared to $631.3 million at March 31, 2022. The decrease was primarily due to the $150.0 million use of cash for acquisition of treasury shares.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the nine months ended
	December 31,
	2022	2021

Net cash provided by operating activities	$3,776	$19,133
Net cash provided by (used in) investing activities	$(4,693)	$18,189
Net cash used in financing activities	$(145,796)	$(57,257)

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

In the nine months ended December 31, 2022, net cash provided by operating activities of $3.8 million resulted primarily from net loss adjusted for non-cash items of $33.6 million offset by net cash used in operating assets and liabilities of $29.8 million. The net unfavorable changes in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $27.2 million and accounts payable and other liabilities of $9.3 million, offset partially by favorable changes in income taxes of $7.0 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers.

In the nine months ended December 31, 2021, net cash provided by operating activities of $19.1 million resulted primarily from net loss adjusted for non-cash items of $47.8 million offset by net cash used in operating assets and liabilities of $28.7 million. The net unfavorable change in operating assets and liabilities was primarily related to unfavorable changes in accounts receivable of $45.9 million partially offset by favorable changes in other assets of $22.1 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients. The change in other assets was impacted by fiscal 2021 year-end prepayments of expenses to take advantage of cash tax savings opportunities.

Investing Activities

Our primary investing activities have consisted of capital expenditures. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the nine months ended December 31, 2022, net cash used in investing activities of $4.7 million consisted of capital expenditures of $4.6 million and purchases of investments of $3.5 million, offset partially by proceeds from the sale of investments of $3.0 million and the sale of a strategic investment of $0.4 million.

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

In the nine months ended December 31, 2022, net cash used in financing activities was $145.8 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $150.0 million (6.1 million shares), and $2.1 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $6.3 million from the sale of common stock from our equity compensation plans.

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

Common Stock Repurchase Program

On December 20, 2022, the Company's Board of Directors approved an amendment to the existing common stock repurchase program, which was initially adopted in 2011. The amendment authorized an additional $100.0 million in share repurchases, increasing the total amount authorized for repurchase under the common stock repurchase program to $1.1 billion. In addition, it extended the common stock repurchase program duration through December 31, 2024.

During the nine months ended December 31, 2022, the Company repurchased 6.1 million shares of its common stock for $150.0 million under the modified common stock repurchase program.  Through December 31, 2022, the Company had repurchased a total of 35.6 million shares of its stock for $882.2 million under the program, leaving remaining capacity of $217.8 million.

Pursuant to the Inflation Reduction Act of 2022, share repurchases made after December 31, 2022 will be subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares during the fiscal year. We do not expect the excise tax to have a material impact on our condensed consolidated financial statements.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at December 31, 2022.  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $28.0 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2023 represent the remaining three months ending March 31, 2023. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$2,809	$9,987	$8,514	$9,027	$8,017	$16,584	$54,938

Future minimum payments as of December 31, 2022 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2023: $675; Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2023	2024	2025	2026	2027	Total
Purchase commitments	$8,551	$32,288	$74,647	$70,301	$696	$186,483

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

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, Netherlands, Italy, Spain, Brazil, India, Australia, China, Singapore and Japan. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2022, as compared with those discussed in the Company's 2022 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our President, Chief Financial Officer and Executive Managing Director of International (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	$167,732,585
November 1, 2022 - November 30, 2022	854,597	$21.47	854,597	$149,388,597
December 1, 2022 - December 31, 2022	1,413,873	$22.32	1,413,873	$217,827,014
Total	2,268,470	$22.00	2,268,470

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on December 20, 2022.  Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. Through December 31, 2022, the Company had repurchased a total of 35.6 million shares of its stock for $882.2 million, leaving remaining capacity of $217.8 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on November 18, 2022 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K. Registration No. 001-38669, and incorporated herein by reference)

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
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2022 and March 31, 2022, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended December 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2022, (v) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2021, (vi) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2022 and 2021, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: February 7, 2023	By:	/s/ Warren C. Jenson
(Signature)
Warren C. Jenson
President, Chief Financial Officer and Executive Managing Director of International
(principal financial and accounting officer)