Form 10-K
period 2023-03-31
LiveRamp Holdings, Inc.
filed 2023-05-24
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [☒]

If securities are registered pursuant Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Yes ☐	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No [☒]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange was approximately $895,724,585. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of common stock, $0.10 par value per share, outstanding as of May 19, 2023 was 66,402,555.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) of LiveRamp Holdings, Inc. (“LiveRamp,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

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

•our expectations regarding the potential impact of the pandemic related to the current and continuing outbreak of a novel strain of coronavirus ("COVID-19") or other public health crises on our business, operations, and the markets in which we and our partners and customers operate;

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
•the possibility that there will be changes in the judicial, legislative, regulatory, accounting, cultural and consumer environments affecting our business, including but not limited to litigation, investigations, legislation, regulations and customs impairing our and our customers' ability to collect, process, manage, aggregate, store and/or use data of the type necessary for our business, in particular that there is increasing momentum in the U.S. Congress towards a comprehensive U.S. data collection and use law and various states and countries have been moving towards a more restrictive data availability environment;
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
•general and global negative conditions, risk of recession, the COVID-19 pandemic, rising interest rates, the military conflict between Russia and Ukraine, capital markets volatility, bank failures, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

Item 1.  Business

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in consumer privacy, data ethics and foundational identity, LiveRamp is setting a new standard for building a connected customer view with unmatched clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct client list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, retail, automotive, telecommunications, high tech, consumer packaged goods, healthcare, travel, entertainment and non-profit. Through our expansive partner ecosystem we serve thousands of additional companies, unlocking access to unique customer moments and creating powerful network effects.

Industry

We are experiencing a convergence of several key industry trends that are shaping the future of how data is used to power the customer experience economy. Some of these key industry trends include:

Marketing and Customer Experience in the Data-Driven Era

As the world becomes more multichannel, consumer behavior is rapidly shifting, and organizations are increasingly realizing that true competitive advantage lies in providing meaningful customer experiences – experiences that are personalized, relevant and cohesive across all channels and interactions. Experience is the key to brand differentiation and customer retention. Companies that fail to prioritize customer experience as a strategic growth initiative will simply get left behind. Companies are also increasingly realizing that best-in-class customer experiences require enhanced insights that can only be achieved through a structured data collaboration effort that combines first- and second-party data.

At the same time, consumer expectations are also at an all-time high. Consumers are demanding personalization from brands and, in this new area, every consumer interaction has the potential to be individually relevant, addressable, and measurable.

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

Growing Data Usage

Advances in software and hardware and the growing use of the Internet have made it possible to collect and rapidly process massive amounts of personal data. Data vendors and direct-to-consumer platforms are able to collect user information across a wide range of offline and online properties and connected devices, and to aggregate and combine it with other data sources. With proper permissions, this data can be integrated with a company's own proprietary data and can be made non-identifiable if the use case requires it. Through the use of data, marketers and publishers can more effectively acquire customers, elevate their lifetime value, and enhance the customer experience.

Growing Data Collaboration to Enable Commerce Media

The advertising market is being transformed by commerce media, a new form of advertising that closes the loop between media impressions and sales transactions. Commerce media provides enhanced audience insights that drive more effective and efficient advertising and more relevant experiences for consumers. The foundation for commerce media is data collaboration where companies share first-party consumer data with trusted business partners in a manner that is safe, secure and adheres to privacy regulations. Retail media was the first to scale, spurred by e-commerce, but other sectors are embracing the commerce media opportunity, including travel & hospitality, telecommunications, finance, auto and healthcare. Other examples of data collaboration use cases include enterprise companies connecting consumer data across functional groups or properties, cross-screen media measurement and analysis, and media and commerce networks across a range of industries, including finance, travel and hospitality, and healthcare.

Growing Complexity of the Customer Journey

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

Additionally, innovation has fueled the growth of a highly-fragmented technology landscape, forcing companies to contend with thousands of marketing technologies and data silos. To make every customer experience relevant across channels and devices, organizations need a trusted platform that can break down those silos, make data portable, and accurately recognize individuals throughout the customer journey. Marketing is becoming more audience-centric, automated, and optimized. However, several important factors still prevent data from being used effectively to optimize the customer experience:

•Identity. For organizations to target audiences at the individual level, they must be able to recognize consumers across all channels and devices, and link multiple identifiers and data elements to create a single view of the customer. The evolving digital identity landscape further highlights the importance of authenticated, first-party identity.

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

Increasing Fragmentation of Consumer Identity

Today, customer journeys span multiple channels and devices over time, resulting in data silos and fragmented identities. As consumers engage with brands across various touchpoints – over the web, mobile devices and applications, by email and television, and in physical stores – they may not be represented as single unique individuals with complex behaviors, appearing instead as disparate data points with dozens of different identifiers. Becky Smith who lives at 123 Main Street may appear as beckys@acme.com when she uses Facebook, becky@yahoo.com when she signs into Yahoo Finance, becky.smith@gmail.com when she conducts a Google search, cookie ABC when she browses cnn.com, device ID 234 on Hulu and so on. As a result, enterprise marketers struggle to understand the cross-channel, cross-device habits of consumers and the different steps they take on their path to conversion. More specifically, data silos and fragmented identities prevent companies from being able to resolve all relevant data to a specific individual; this poses a challenge to the formation of accurate, actionable insights about a brand’s consumers or campaigns.

Marketing Waste from Inaccurate Consumer Identification

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

Heightened Privacy and Security Concerns

In the era of regulations such as the European General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"), diligence in the areas of consumer privacy and security is and will continue to be paramount. Every year there are new consumer data privacy regulations being introduced. For example, new comprehensive privacy legislation, similar to the CCPA, has taken, or will take, effect in at least eight states on or before July 1, 2025. New category-specific legislation, such as the My Health, My Data Act passed in Washington State in April 2023, will also take effect in the next year or two. Consumers' understanding of the benefits of marketing technology often lags the pace of innovation, giving rise to new demands from government agencies and consumer advocacy groups across the world. These factors challenge the liability every company faces when managing and activating consumer data.

Our Approach

Leveraging our groundbreaking leadership in consumer privacy, data ethics, foundational identity and connectivity, we help our clients build enduring brand and business value by unlocking siloed and fragmented consumer data and enabling responsible data collaboration.

We are middleware for the customer experience economy. LiveRamp provides the trusted platform that sits in between customer data and the thousands of applications powered by data. We make data consistent, consumable and portable. We ensure the seamless connection of data to and from the customer experience applications our customers use and the partners with which they collaborate. We empower businesses to make data more accessible and create richer, more meaningful experiences for their customers.

LiveRamp Data Collaboration Platform

As depicted in the graphic below, we power the industry’s leading enterprise platform for data collaboration. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. At the core of our platform is an omnichannel, deterministic identity resolution technology that offers unparalleled accuracy, breadth, and depth. Leveraging deep expertise in identity and data collaboration, the LiveRamp Data Collaboration platform (formerly branded as Safe Haven) enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. First party data is data collected first hand through a company's controlled channels. Second party data is data that a company shares directly with a trusted business partner. Third party data is data collected and sold by a company through an online data marketplace to companies with which it does not have a direct relationship. This single customer view can then be enhanced and activated across any of the 550 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

•Data Collaboration. We enable trusted data collaboration between organizations and their trusted partners in a neutral, manageable environment. Our platform provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers leveraging partner data. Advanced measurement and analytics use cases, such as linking marketing spending to actual sales transactions, can be performed on this shared data without either party giving up control or compromising privacy.

•Activation. We enable organizations to leverage their customer and prospect data in the digital and TV ecosystems and across the customer experience applications they use through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (directly identifiable information or "DII"), and replaces them with pseudonymized IDs called RampID™, a durable identifier for connecting to the digital ecosystem. RampID can then be distributed through direct integrations to the top platforms our customers work with, including leading marketing cloud providers, publishers and social networks, personalization tools, and connected TV services.

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from the LiveRamp Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for DII gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph powered by our Authenticated Traffic Solution (or "ATS") associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 165 supply-side platforms and demand-side platforms live or committed to bid on RampID or ATS. In addition, to date more than 14,000 publisher domains, including nearly 70% of the comScore 100 largest digital publishers, have integrated ATS worldwide.

•Data Marketplace. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The LiveRamp Data Collaboration Platform allows for the search, discovery and distribution of data provided by third-party data providers to improve targeting, measurement, and customer intelligence. Data accessed through the LiveRamp Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 200 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 920 direct customers world-wide, including approximately 25% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 500 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

•Data Sellers. Leveraging our vast network of integrations, we enable data sellers to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to clients or made available through the Data Marketplace. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the Data Marketplace seamlessly connects data sellers’ audience data across the marketing ecosystem. The Data Marketplace enables data sellers to easily monetize their data across hundreds of marketing platforms and publishers. At the same time, it provides a single platform where data buyers, including platforms and publishers, in addition to brands and their agencies, access third-party data from more than 200 data sellers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data sellers that are monetizing their data assets via our marketplace platform service. We also generate Marketplace and Other revenue through transactional usage-based arrangements with certain publishers and addressable TV providers.

To complement our product offering, we provide professional services and enhanced support entitlements to help customers leverage our platform and drive business outcomes. Our services offering includes product implementation, data science analytics, audience measurement and general advisory. We generate revenue from services primarily from project fees paid by subscribers to our software platform. Service projects are sold on an ad hoc basis as well as bundled with platform subscriptions. Services revenue is less than 5% of total Company revenue.

Competitive Strengths

Our competitive strengths can be mapped back to our core capabilities around data access, identity, connectivity and data stewardship – which together create strong network effects that form a larger strategic moat around the entire business.

•Premier Global Ecosystem. We offer an expansive, data-rich network of top-quality partners for incomparable scale and reach. We activate data across an ecosystem of more than 550 partners, representing one of the largest networks of connections in the digital marketing space. We use 100% deterministic matching, resulting in a strong combination of reach and accuracy. Additionally, through our Data Marketplace, we offer multi-sourced insight into approximately 700 million consumers worldwide, and over 5,000 data elements from hundreds of sources with permission rights.

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

•Groundbreaking Leadership in Privacy and Security. LiveRamp is a standard bearer in consumer privacy and data stewardship. We have been a strong and vocal proponent of providing consumers with more visibility and control over their data. A few examples of our commitment in this area:
◦In all of our major geographies we have privacy teams focused on the protection and responsible use of consumer data;
◦We provide a privacy-enabled environment that allows marketers and partners to connect different types of data while protecting and governing its use; and
◦We have industry-leading expertise in connecting data across the online and offline worlds.
•Scale Leader in Identity and Data Connectivity. We are a category creator and one of the largest providers of identity and data connectivity at scale. We match records with a high level of accuracy and offer the flexibility for activating data through our extensive set of integrations. Our platform processes more than 4 trillion data records daily.
•Flexible Collaboration. We have flexibility to collaborate wherever data lives, enabling the widest possible range of data collaboration use cases. We bring our technology to the customer’s data environment and can collaborate with cloud providers or across clouds. We offer broad configurability, controls and permissioning to meet varying customer requirements. Our platform is extensible and scalable to meet growing collaboration usage.
•Uniquely Neutral in the Marketing Ecosystem. We are one of the only open and neutral data connectivity platforms operating at large scale. We provide the data connectivity required to build best-of-breed integrated marketing stacks, allowing our customers to innovate through their preferred choice of data, technology, and services providers. We strive to make every customer experience application more valuable. We enable the open marketing stack and power the open ecosystem.
•Strong Customer Relationships. We work with 920 direct customers world-wide and serve thousands of additional customers indirectly through our partner and reseller network. We have deep relationships with companies and marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growth in the number of customers whose subscription contracts exceed $1 million in annual revenue.

Growth Strategy

LiveRamp is a category creator, thought leader and innovator in how data is used to power the customer experience. Key elements of our growth strategy include:

•Grow our Customer Base. We have strong relationships with many of the world’s largest brands, agencies, marketing technology providers, publishers and data providers. Today, we work with 920 direct customers globally; however, we believe our target market includes the world’s top 2,000 marketers, signaling there is still significant opportunity to add new customers to our roster. We expect to continue making investments in growing our sales and customer success team to support this strategy.

•Expand Existing Customer Relationships. A key growth lever for our business is the ability to land and expand – or grow existing customer relationships. Our subscription pricing is based on data volume, so over time, as customers expand their usage and leverage their data across more use cases, we are able to grow our relationships. As of March 31, 2023, we worked with 95 clients whose subscription contracts exceed $1 million in annual revenue, and as we continue to expand our coverage beyond programmatic, we expect to see this number grow.

•Expand Sales Channel Partnerships. A growth opportunity for our business is forging sales partnerships and product integrations with adjacent technology platforms and service providers. We are actively expanding our channel sales efforts with customer data platforms, public cloud providers, cloud data warehouses, marketing clouds, and global systems integrators.

•Continue to Innovate and Extend Leadership Position in Identity. We intend to establish LiveRamp as the standard for consumer-level recognition across the marketing ecosystem, providing a single source of user identity for audience measurement and personalization.

•Establish LiveRamp as the Trusted, Best and Essential Industry Standard for Data Collaboration. We intend to continue to make substantial investments in our platform and solutions and extend our market leadership through innovation. Our investments will focus on automation, speed, higher match rates, expanded partner integrations and use cases, and new product development.

•Expand Global Footprint. Many of our customers and partners serve their customers on a global basis, and we intend to expand our presence outside of the United States to serve the needs of our customers in additional geographies. As we expand relationships with our existing customers, we are investing in select regions in Europe and APAC.

•Expand Addressable Market. Historically, our focus has been to enable data-driven advertising for paid media. As customers look to deploy data across additional use cases, we intend to power all customer experience use cases and expand our role inside the enterprise. Advanced TV, business-to-business (B2B), call centers, email and messaging campaigns, and data collaboration are great examples of this strategy. In addition, over time, we intend to pursue adjacent markets beyond marketing, like risk and fraud, healthcare and government, where similar identity and data connectivity challenges exist.

•Build an Exceptional Business. We do not aspire to be mediocre, good, or even great – we intend to be the absolute best in everything we do. We attract and employ exceptional people, challenge them to accomplish exceptional things, and achieve exceptional results for our clients and shareholders. We do this through six guiding principles: 1) Above all, we do what is right; 2) We love our customers; 3) We say what we mean and do what we say; 4) We empower people; 5) We respect people and time; and 6) We get stuff done.

Privacy Considerations

The growing online advertising and e-commerce industries are converging, with consumers expecting a seamless experience across all channels, in real time. This challenges marketing organizations to balance the deluge of data and demands of the consumer with responsible methods of managing data internally and with advertising technology intermediaries.

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

The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention on matters concerning the collection and use of consumer data. Data privacy legislation has been introduced in the U.S. Congress, and eight states (California, Colorado, Connecticut, Indiana, Iowa, Tennessee, Utah and Virginia) now have comprehensive privacy legislation. Additional state legislatures have proposed, and in certain cases enacted, a variety of types of data privacy legislation. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being developed.

We expect the trend of enacting and revising data protection laws to continue and that new and expanded data privacy legislation in various forms will be implemented in the U.S. and in other countries around the globe. We are supportive of legislation that codifies current industry guidelines of accountability-based data governance that includes meaningful transparency for the individual, appropriate controls over personal information and choice of whether that information is shared with independent third parties for marketing purposes. We also support legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Changes in laws and regulations and violations of laws or regulations by us could have a significant direct or indirect effect on our operations and financial condition, as detailed below and set forth under "Risk Factors-Risks Related to Government Regulation and Taxation."

Customers

Our customer base consists primarily of Fortune 1000 companies and organizations in the financial services, insurance, information services, direct marketing, retail, consumer packaged goods, technology, automotive, healthcare, travel and communications industries as well as in non-profit sectors. Given the strong network effects associated with our platform, we work with both enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. We had 920 direct subscription customers at the end of fiscal year 2023, up from 905 in the prior year.

We seek to maintain long-term relationships with our clients. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growing number of customers whose subscription contracts exceed $1 million in annual revenue, which totaled 95 at the end of fiscal year 2023, up from 87 the year prior.

Our ten largest clients represented approximately 29% of our revenues in fiscal year 2023. If all of our individual client contractual relationships were aggregated at the holding company level, one client, The Interpublic Group of Companies, accounted for 12% of our revenues in fiscal year 2023.

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

Our partner organization focuses on enabling key media partners, agencies and software providers who can help drive value for our customers. We are actively expanding our channel sales efforts with customer data platforms, public cloud providers, cloud data warehouses, marketing clouds, and global systems integrators.

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

Research and Development

We continue to invest in our global data connectivity platform to enable effective use of data. Our research and development teams are focused on the full cycle of product development from customer discovery through development, testing and release. Research and development expense was $189.2 million in fiscal 2023, compared to $157.9 million in fiscal 2022, and $135.1 million in fiscal 2021. Management expects to maintain research and development spending, as a percentage of revenue, at relatively similar levels in fiscal 2024.

Seasonality

While the majority of our business is not subject to seasonal fluctuations, our Data Marketplace and usage-based subscription revenue experience modest seasonality, as the revenue generated from these areas of the business are more transactional in nature and tied to advertising spend. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. We expect our Data Marketplace and usage-based subscription revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Usage-based subscription revenue equaled 14% of total subscription revenue in fiscal 2023, and 15% in fiscal 2022.

Competition

We operate in a complex and competitive environment. Competitors of LiveRamp are typically also members of our partner and reseller ecosystem, creating a paradigm where competition is the norm. Our primary competitors are companies that sell data onboarding as part of a suite of marketing applications or services. Walled gardens that offer a direct interface for matching customer relationship management (CRM) data compete for a portion of our services, particularly amongst marketers that have not yet adopted in-house platforms for programmatic marketing or attribution. Some providers of tag management, data management, and cross-device marketing solutions have adopted positioning similar to our business and compete for mindshare. In markets outside the United States, we primarily face small, local market players.

We continue to focus on levers to increase our competitiveness and believe that investing in the product and technology platform of our business is a key to our continued success. Further, we believe that enabling a broad partner ecosystem will help us to continue to provide competitive differentiation.

Pricing

Approximately 81% of our revenue is derived from subscription-based arrangements sold on an annual or multi-year basis. Our subscription pricing is based on data volume supported by our platform. We also generate revenue from data providers, digital publishers and advanced TV platforms in the form of revenue-sharing agreements.

Our Human Capital

LiveRamp's most valuable resource is our people. Our board of directors considers LiveRamp's Talent strategy and Diversity, Belonging and Inclusion commitment and programs to be a critical component of our Company strategy and a competitive advantage. We believe each hire is an opportunity to diversify our workforce and add new skills and capabilities that will foster greater innovation.

LiveRamp employs approximately 1,370 employees ("LiveRampers") worldwide. No U.S. LiveRampers are represented by a labor union or subject to a collective bargaining agreement. To the best of management’s knowledge, no LiveRamper is an elected member of works councils and trade unions representing LiveRamp employees in the European Union. LiveRamp has never experienced a work stoppage. We promote high employee engagement, open communication and a culture of equality to foster positive employee relations.

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

Since 2016, LiveRamp has either qualified for or been certified as a Best Place to Work. Additionally, LiveRamp has been listed among the 100 Best Companies to Work by Fortune every year since 2018. Recently, LiveRamp was recognized as a Great Place to Work and a Company that Cares by People Magazine in 2022. We strive to not just earn these accolades, but also to push the boundaries of what we know we are capable of as guardians of diversity, inclusion, and belonging.

Diversity, Inclusion and Belonging

Diversity, inclusion, and belonging (“DIB”) efforts are a cornerstone of LiveRamp’s innovative culture. In 2020, we hired our first-ever Head of Diversity Strategy and published LiveRamp’s Diversity, Inclusion & Belonging Charter, which set our commitment to and the core pillars of DIB for LiveRamp, explained our current programs and practices as well as showed the breadth of leaders making DIB part of their focus. Our CEO also joined 1,000 CEOs of the world’s leading companies and organizations to sign the CEO Action for Diversity & Inclusion™ pledge, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace.
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

Investing in our people is foundational to building an exceptional culture where everyone can thrive. We seek out brilliant people from all backgrounds. One way we make this real is we provide candidates with a significant amount of information about who we are and how our products work to help level the knowledge base among referrals and direct applicants. Additionally, candidates have the opportunity to speak directly with members of our business employee resource groups (“BERGs”) to get a first-hand perspective of what it is like to work here.

Forming teams with diverse backgrounds enables us to achieve our goal of building products that can be used by customers with varying capabilities, which reduces inequities and serves a wider variety of business needs. Our BERGs exist to support the growth and development of our employees, communities and business to increase diversity, inclusion and belonging. Currently, we have six ERGs: EQUAL@LiveRamp, Women@LiveRamp, Badge@LiveRamp, SOMOS@LiveRamp, SAUCE@LiveRamp, and MOSAIC@LiveRamp.

Diversity, inclusion and belonging also lives outside of our office walls. We have invested in LiveRamp.org, which includes opportunities for volunteerism, philanthropic initiatives, employee donation matching and our Data for Good initiative, which enables organizations to use data to solve some of society’s biggest challenges.

Information about our Executive Officers

LiveRamp’s executive officers, their current positions, ages and business experience are listed below. They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions. There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 55, is the Chief Executive Officer of the Company. Prior to joining the Company in 2011, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010. In this role, he managed a multi-billion-dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A | Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook). Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc. He is a member of the board of directors of the Internet Advertising Bureau (IAB) and previously served on the board of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry. Mr. Howe is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Lauren R. Dillard, age 37, is the Company’s interim Chief Financial Officer, a position she has held since April 2023. She also serves as the Company’s SVP of Finance and Investor Relations, overseeing all aspects of the Company’s finance and investor relations functions since assuming the role in August 2021. Prior to her current positions, she served as the Company’s Chief Communications Officer & Head of Investor Relations from 2018 to 2021. Prior to joining the Company, she worked in corporate finance and investor relations for a number of San Francisco Bay Area technology companies and started her career at Ernst & Young. She is an active community leader and has served on and chaired several Bay Area nonprofit boards, including the Bay Area Discovery Museum and Multiplying Good. Ms. Dillard is a certified public accountant (inactive) and holds a Bachelor of Science degree in accounting from Santa Clara University.

Jerry C. Jones, age 67, is the Company’s Executive Vice President, Chief Ethics and Legal Officer, and Secretary. He joined the Company in 1999 and currently oversees the Company’s legal, data ethics and government relations matters. He also assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives. Prior to joining the Company, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests. Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Compensation Committee and the Nominating & Governance Committee. He also serves on the executive committee of Privacy for America, the board of directors of ForwARd Arkansas, and is a co-founder of uhire U.S. He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 70 democratic countries. Mr. Jones was a member of the board of directors of Heifer International until 2019 and Entrust, Inc. until it was purchased by private investors in 2009. He is the former chairman of the board of the Arkansas Virtual Academy, a statewide virtual public school, and is a former member of the UA Little Rock Board of Visitors. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

Mohsin Hussain, age 50, has served as the Chief Technology Officer and Executive Vice President of Engineering of the Company since 2021. During the year prior to assuming this position, he was the Company’s Chief Technology Officer and Senior Vice President of Engineering. Mr. Hussain has more than 25 years’ experience in engineering leadership and product innovation in the areas of software-as-a-service, data science, machine learning, analytics, and the cloud. Before joining LiveRamp, Mr. Hussain was employed for two years as Senior Vice President of Engineering at Criteo (NYSE: CRTO) where he led a large-scale buildout of the U.S. engineering team, new product launches, and the R&D integration of several acquisitions, including Criteo's largest, Hooklogic (integrated and rebranded as Criteo's Retail Media Platform). Prior to that, he was Vice President of Engineering at Criteo for over two years. Earlier in his career Mr. Hussain held leadership roles in several high-growth start-ups and public companies, including AOL/Netscape (now Yahoo), Siebel Systems (now Oracle), and SunPower. He has been a member of the Google Cloud CIO/CTO Customer Advisory Board since 2021. Mr. Hussain is named as an inventor on 18 issued patents and holds a bachelor’s degree in computer science from University of California at Berkeley.

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

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future periods. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Moreover, the conditions caused by other events outside our control, such as the COVID-19 pandemic, have affected, and may continue to affect, the rate of spending on advertising products and have and could continue to adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest clients represented approximately 29% of our revenues in fiscal year 2023. If all of our individual client contractual relationships were aggregated at the holding company level, one client, The Interpublic Group of Companies, accounted for 12% of our revenues in fiscal year 2023. The loss of, or decrease in revenue from, any of our significant clients for any reason could have a material adverse effect on our revenue and operating results, which could be exacerbated by client consolidation, changes in technologies or solutions used by our clients, changes in demand for our platform, legal or regulatory changes, market optics, client bankruptcies or departures from their respective industries, pricing competition or deviation from marketing and sales methods, any one of which may result in even fewer contractual relationships accounting for a high percentage of our revenue and reduced demand from any single significant client.

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

Public health emergencies, such as the COVID-19 pandemic, may result in global, national and/or regional economic uncertainty, and measures taken in response to such emergencies could impact our business and future results of operations and financial condition.

The COVID-19 pandemic disrupted the flow of the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, and future public health emergencies could result in the same. Similar to the COVID-19 pandemic, future public health emergencies could result in significant disruptions to the global financial markets and economic uncertainty, as well as regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers to deliver data on a timely basis, or at all, and overall economic instability. Any future public health emergencies could materially and adversely affect our business, our operating results, financial condition and prospects, and the value of our common stock.

The failure to attract, recruit, onboard and retain qualified personnel could hinder our ability to successfully execute our business strategy, which could have a material adverse effect on our financial position and operating results.

Our growth strategy and future success depends in large part on our ability to attract, recruit, onboard, motivate and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel, all of which was made more difficult by the COVID-19 pandemic and the restrictions intended to prevent its spread. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of executives and employees who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel. In addition, many of the companies with which we compete for experienced personnel may be able to offer greater compensation and benefits packages and/or more flexible work alternatives. We may incur significant costs to attract and retain highly trained personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. Further, volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. The loss or prolonged absence of the services of highly trained personnel like our current team of executives and employees, or the inability to recruit, attract, onboard and retain additional, qualified employees, could have a material adverse effect on our business, financial position or operating results.

In addition, effective succession planning is important to our long-term success. If we do not develop effective succession planning, the loss of one or more of our key executive or employees or groups of executives or employees could seriously harm our business.

In November 2022, we announced (i) a reduction in force involving approximately 10% of our full-time employees, and (ii) a planned downsizing of our real estate footprint in addition to the footprint reduction which occurred during our fiscal year second quarter. The headcount reduction is part of a broader strategic reprioritization to build a stronger, more profitable company by tightening our focus and simplifying and driving efficiency into our business processes. This reduction, or any location strategy or similar actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key executives and employees.

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

Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and decreased revenues, thereby impacting our results of operations.

Advances in information technology are changing the way our clients use and purchase information products and services and may be disruptive to our existing platform offerings. Maintaining the technological competitiveness of our products, processing functionality, software systems and services is key to our continued success.  However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness.  Without the timely introduction of new products, services and enhancements, including through the use of new and emerging technologies (e.g., artificial intelligence and machine learning), we could be at a competitive disadvantage and our offerings will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer.

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

During the last fiscal year, we received approximately 7% of our revenues from business outside the United States. In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost. In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective clients. Upon entering these markets, we must educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets. Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the United States to the foreign subsidiaries. Because of such loans or investments, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

In recent years, the frequency, severity and sophistication of cyberattacks, computer malware, viruses, social engineering, ransomware, phishing and other intentional misconduct by computer hackers have significantly increased, including the ability to evade detection or obscure their activities, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or clients into disclosing sensitive information such as usernames, passwords or other information to gain access to our clients’ data or our data, including intellectual property and other confidential business information. The COVID-19 pandemic generally increased opportunities available to hackers and cyber criminals as more companies and individuals work online from remote locations. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new or existing vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

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

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, destruction, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed, and there is no assurance can be provided that any interruptions would be remediated without significant cost or in a timely manner or at all. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. In May 2023, Google announced it will continue with its previously announced timeline to end Chrome's support for third party cookies in the second half of 2024. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

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

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states is currently with the EU Council for a trilogue to decide its final effective date. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may limit the lawful bases available to process digital data collected through cookies and require "opt-in" consent. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. In addition, the European Union has been developing new requirements related to the use of data, including in the Digital Services Act, that may impose additional rules and restrictions on the use of the data.

The regulatory framework for data privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. For example, in the U.S., in August 2022 the FTC released an advance notice of proposed rulemaking concerning commercial surveillance and data security and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. In addition, a potential federal data privacy law remains the subject of active discussion, and, in June 2022, a bipartisan group of lawmakers introduced a bill that would substantially impact on the online advertising ecosystem if passed. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manners in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information.

In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, steps taken to de-identify or pseudonymize personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the U.S. and abroad that focus on consumer protection or data privacy. Much of this scrutiny has focused on the use of cookies and other technology to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or pseudonymous identifiers across devices and channels. In addition, providers of Internet browsers have engaged in, or announced plans to continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies. For example, in January 2020 Google announced that at some point in the following 24 months the Chrome browser would block third-party cookies. In April 2021, Google began releasing software updates to its Chrome browser with features intended to phase out third-party cookies. In May 2023, Google stated that it would deprecate third-party cookies by mid-2024. Because we, and our clients, rely upon data, including that collected through cookies and similar technologies, it is possible that Google's efforts may have a substantial impact on the ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

In the U.S., the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model were to be adopted in the U.S., less data would be available, and the cost of data would be higher. For example, California enacted legislation, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020 and came under California Attorney General ("AG") enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly. The CCPA is the subject of regulations issued by the California AG. In November 2020 California voters also approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”). Pursuant to the CPRA, effective January 1, 2023, the CCPA was amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as possible fines, individual claims and commercial liabilities for certain compliance failures. Since the CCPA, ten other state legislatures so far have passed comprehensive privacy legislation, including Virginia, Colorado, Connecticut, Utah, Indiana, Iowa, Tennessee, Montana, Florida and Texas, and other states have passed sector or data-specific legislation, such as Illinois and Washington. Together with the CCPA and CPRA, these are referred to throughout as "State Consumer Privacy Acts." Each of these State Consumer Privacy Acts have gone, or will go, into effect on or before July 1, 2025. Many other states currently have comprehensive and/or sector or data-specific bills winding their way through their legislatures.

In addition, the FTC Chair has called for a new approach to consumer data protection, such as the notice and consent framework in which consumers are asked to agree to privacy policies. The FTC has also articulated and demonstrated its intention to use its authority under Section 5 of the Federal Trade Commission Act to focus on data privacy through investigations and enforcement actions (for unfair and deceptive actions), particularly in the areas of sensitive data, such as health, location, and children’s data, and has begun to demonstrate that with significant consent decrees. Further modifications and regulations under the State Consumer Privacy Acts, enforcement actions and guidance, or new rules promulgated by the FTC, could create additional liability and require costly expenditures to ensure continued compliance.

We cannot yet predict the full impact of the State Consumer Privacy Acts on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The State Consumer Privacy Acts have prompted a number of proposals for federal and other state privacy legislation that, if enacted, could increase our exposure to potential liability, add additional complexity to compliance in the U.S. market and increase our compliance costs. For example, other states have enacted or are considering legislation similar to that of the State Consumer Privacy Act statutory frameworks, including legislation that would require individuals to “opt-in” to the collection of certain consumer data. Decreased availability and increased costs of information could adversely affect our ability to meet our clients’ requirements and could result in decreased revenues.

In Europe, the European General Data Protection Regulation ("GDPR") took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of EU citizens, wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union. For example, the GDPR requires offering a variety of controls to individuals in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance of up to the greater of €20 million or 4% of an enterprise’s global annual revenue. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. The replacement ePrivacy Regulation may impose burdensome requirements around obtaining consent and impose fines for violations that are materially higher than those imposed under the European Union’s current ePrivacy Directive and related EU member state legislation. In addition, some countries are considering or have passed legislation or interpretations implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings and materially affect our financial position and results of operations. For example, the United States recently passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on share repurchases, and the Organization for Economic Co-operation and Development issued proposals including the implementation of the global minimum tax under the Pillar Two model rule. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant changes, and the tax benefits that we intend to eventually derive could be impacted by changing tax laws. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, which could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

LiveRamp is headquartered in San Francisco, California with additional locations in the United States.  We also have a physical presence in Europe and the Asia-Pacific region. As we have only one business segment, all of the properties listed below are used exclusively by it. In general, our facilities are in good condition, and we believe that they are adequate to meet our current needs. The table below sets forth the location, form of ownership and general use of our principal properties currently being used.

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

Item 3.  Legal Proceedings

The information required by this item is set forth under Note 13, "Commitments and Contingencies" to our Consolidated Financial Statements, which appears in the Financial Supplement at page F-49, and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of LiveRamp's common stock are listed and traded on the New York Stock Exchange under the symbol "RAMP".

Stockholders

As of May 19, 2023, the approximate number of record holders of the Company’s common stock was 982.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years. The board of directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below compares LiveRamp Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and S&P 400 IT Consulting and Other Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 3/31/2018 to 3/31/2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LiveRamp Holdings, Inc., the Russell 2000 Index
and the S&P 400IT Consulting & Other Services

250.00
200.00
150.00
100.00
50.00
March 2018
March 2019
March 2020
March 2021
March 2022
March 2023
LiveRamp Holdings, Inc.
Russell 2000
S&P 400 IT Consulting and Other Services

*$100 invested on 3/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	March 2018	March 2019	March 2020	March 2021	March 2022	March 2023
LiveRamp Holdings, Inc.	100.00	240.29	144.96	228.45	164.64	96.57
Russell 2000	100.00	102.05	77.57	151.14	142.39	125.87
S&P 400 IT Consulting and Other Services	100.00	109.02	109.86	135.17	87.92	84.92

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

Copyright© 2023 Standard and Poor's, a division of S&P Global. All rights reserved. Copyright© 2023 Russell Investment Group. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	—	—	$217,827,014
February 1, 2023 - February 28, 2023	—	—	—	$217,827,014
March 1, 2023 - March 31, 2023	—	—	—	$217,827,014
Total	—	—	—	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on December 20, 2022.  Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. Through March 31, 2023, the Company had repurchased 35.6 million shares of its common stock for $882.2 million, leaving remaining capacity of $217.8 million under the stock repurchase program.

Item 6. [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement beginning at page F-2, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risks are foreign currency exchange rate risk and inflation.

Foreign Currency Exchange Rate Risk. LiveRamp has a presence in the United Kingdom, France, Italy, Spain, Brazil, India, Australia, China, Singapore and Japan. Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement beginning at page F-22, which is attached hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023.  Based on their evaluation as of March 31, 2023, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with LiveRamp have been detected.

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

The Company’s management, with participation of the Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers,” which is included there pursuant to Instruction to Item 401 of the SEC’s Regulation S-K.

The LiveRamp board of directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on LiveRamp’s website at www.liveramp.com under the “Corporate Governance” section of the site.  Except as set forth above, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2023:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	5,228,795	1	$19.15	5,425,842	3
Equity compensation plans not approved by shareholders	—		—	41,983	4
Total	5,228,795		$19.15	5,467,825
_____________________________________________
1.This amount does not include the number of securities to be issued upon exercise of outstanding options, warrants, and rights under equity compensation plans LiveRamp assumed in acquisitions (21,704 shares at a weighted-average exercise price of $0.78).
2.The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
3.This amount represents shares of Common Stock available for future issuance under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp, Inc. (4,300,108) (the "2005 Plan") and the LiveRamp Holdings, Inc. 2005 Stock Purchase Plan (1,125,734, including 150,567 shares subject to purchase during the current purchase period), which is an employee stock purchase plan covered by Section 423 of the Internal Revenue Code. The 2005 Plan is an equity compensation plan that permits awards of a variety of equity-based incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock unit awards.
4.This amount represents shares available for issuance pursuant to the Company’s 2011 Non-qualified Equity Compensation Plan described below, which did not require shareholder approval under the exception provided for in applicable listing standards.

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

The remaining information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

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

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation (previously filed on October 1, 2018 as Exhibit 3.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

3.2
Amended and Restated Bylaws (previously filed on October 1, 2018, as Exhibit 3.2 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

4.1
Description of Share Capital (previously filed as Exhibit 4.1 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38869, and incorporated herein by reference)

Exhibit No.
10.1+
LiveRamp Holdings, Inc Employee Stock Purchase Plan (previously filed on August 11, 2022 as Exhibit 10.2 to LiveRamp Holdings, Inc. Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.2+
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on November 18, 2022 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.3+	Amended and Restated LiveRamp Holdings, Inc. Non-Qualified Supplemental Executive Retirement Plan effective August 9, 2022
10.4+	Amendment to the LiveRamp Holdings, Inc. Non-Qualified Supplemental Executive Retirement Plan effective January 1, 2023
10.5+
LiveRamp Holdings, Inc. Directors’ Deferred Compensation Plan, effective October 1, 2018 (previously filed on May 27, 2021 as Exhibit 10.15 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2021, Commission file No. 000-13163, and incorporated herein by reference)

10.6+
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed on May 27, 2015 as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Commission File No. 000-13163, and incorporated herein by reference)

10.7+
Amended and Restated 2010 Executive Officer Severance Policy (previously filed on November 2, 2022 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, Commission File No. 001-38669, and incorporated herein by reference)

10.8+
Amended and Restated 2011 Nonqualified Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, as Exhibit 99.8 to LiveRamp Holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-214927, and incorporated herein by reference)

10.9+
Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.10+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc., (previously filed on May 26, 2020 as Exhibit 10.18 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.11+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 26, 2020 as Exhibit 10.19 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.12+
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.18 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.13+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2022 as Exhibit 10.31 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year March 31, 2022, Commission File No. 000-38669, and incorporated herein by reference)

Exhibit No.
10.14+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2022 as Exhibit 10.32 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year March 31, 2022, Commission File No. 000-38669, and incorporated herein by reference)

10.15+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2022 as Exhibit 10.33 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year March 31, 2022, Commission File No. 000-38669, and incorporated herein by reference)

10.16+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2022 as Exhibit 10.34 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year March 31, 2022, Commission File No. 000-38669, and incorporated herein by reference)

10.17+
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of February 14, 2018 (previously filed on May 25, 2018 as Exhibit 10.22 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated herein by reference)

10.18+
Form of Director Indemnity Agreement (previously filed on May 25, 2018 as Exhibit 10.26 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163,and incorporated by reference)

10.19+
Form of Officer and Key Employee Indemnity Agreement (previously filed on May 29, 2019 as Exhibit 10.25 to LiveRamp Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38669, and incorporated herein by reference)

10.20+
Separation Agreement and General Release between the Company and Warren C. Jenson dated as of February 20, 2023 (previously filed on February 21, 2023 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.21+
Consulting Agreement between the Company and Warren C. Jenson dated as of February 20, 2023 (previously filed on February 21, 2023 as Exhibit 10.2 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.22+	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA)
10.23+	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc.
21	Subsidiaries of LiveRamp Holdings, Inc.
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Interim Chief Financial Officer (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

Exhibit No.
32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, formatted in inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2023, 2022 and 2021; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2023, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
+ Constitutes a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

xSIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Date: May 24, 2023	By:	/s/ Lauren Dillard
Lauren Dillard
Interim Chief Financial Officer, Senior Vice President of Finance and Investor Relations
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	May 24, 2023
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 24, 2023
Timothy R. Cadogan

/s/ Vivian Chow*	Director	May 24, 2023
Vivian Chow

/s/ Scott E. Howe*	Director, CEO (principal executive officer)	May 24, 2023
Scott E. Howe

/s/ Clark M. Kokich*	Director (Non-Executive Chairman of the Board)	May 24, 2023
Clark M. Kokich

/s/ Brian O'Kelley*	Director	May 24, 2023
Brian O'Kelley

/s/ Omar Tawakol*	Director	May 24, 2023
Omar Tawakol

/s/ Debora B. Tomlin*	Director	May 24, 2023
Debora B. Tomlin

/s/ Lauren Dillard	Interim CFO, Senior Vice President of Finance and Investor Relations	May 24, 2023
Lauren Dillard	(principal financial and accounting officer)

*By:	/s/ Jerry C. Jones
Jerry C. Jones
Attorney-in-Fact

LIVERAMP HOLDINGS, INC.
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2023

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes to those statements included in Item 8 to this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations, and involve risks and uncertainties. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled "Item 1A. Risk Factors."

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

Introduction and Overview

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in consumer privacy, data ethics and foundational identity, LiveRamp is setting a new standard for building a connected customer view with unmatched clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct client list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, retail, automotive, telecommunications, high tech, consumer packaged goods, healthcare, travel, entertainment and non-profit. Through our expansive partner ecosystem we serve thousands of additional companies, unlocking access to unique customer moments and creating powerful network effects.

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

LiveRamp Data Collaboration Platform

As depicted in the graphic below, we power the industry’s leading enterprise platform for data collaboration. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. At the core of our platform is an omnichannel, deterministic identity resolution technology that offers unparalleled accuracy, breadth, and depth. Leveraging deep expertise in identity and data collaboration, the LiveRamp Data Collaboration platform formerly branded as Safe Haven) enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. This single customer view can then be enhanced and activated across any of the 550 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

•Data Collaboration. We enable second-party data collaboration between organizations and their trusted partners in a neutral, manageable environment. Our platform provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers leveraging partner data. Advanced measurement and analytics use cases can be performed on this shared data without either party giving up control or compromising privacy.

•Activation. We enable organizations to leverage their customer and prospect data in the digital and TV ecosystems and across the customer experience applications they use through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all offline data (directly identifiable information or "DII"), and replaces them with pseudonymized IDs called RampID™, a durable identifier for connecting to the digital ecosystem. RampID can then be distributed through direct integrations to the top platforms our customers work with, including leading marketing cloud providers, publishers and social networks, personalization tools, and connected TV services.

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from the LiveRamp Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for DII gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph powered by our Authenticated Traffic Solution (or "ATS") associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform the personalized segmentation, targeting, and measurement use cases that require a consistent view of the user. There are currently more than 165 supply-side platforms and demand-side platforms live or committed to bid on RampID or ATS. In addition, to date more than 14,000 publisher domains, including nearly 70% of the comScore 100 largest digital publishers, have integrated ATS worldwide.

•Data Marketplace. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The LiveRamp Data Collaboration Platform allows for the search, discovery and distribution of data from data providers to improve targeting, measurement, and customer intelligence. Our customers may license data through the LiveRamp Data Marketplace and connect via RampID to enrich their first-party data, leveraging across technology and media platforms, agencies, analytics environments, and TV partners. Our platform provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 200 data providers across all verticals and many data types (see below for discussion on Marketplace and Other).

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 920 direct customers world-wide, including approximately 25% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 500 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

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

•Data Sellers. Leveraging our vast network of integrations, we allow data sellers to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to clients or made available through the LiveRamp Data Marketplace feature. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to clients and create incremental revenue streams. Leveraging our common identity system and broad integration network, the Data Marketplace seamlessly connects data sellers’ audience data across the marketing ecosystem. The Data Marketplace enables data sellers to easily monetize their data across hundreds of marketing platforms and publishers. At the same time, it provides a single platform where data buyers, including platforms and publishers, in addition to brands and their agencies, access third-party data from more than 200 data sellers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data sellers that are monetizing their data assets via our marketplace platform service. We also generate Marketplace and Other revenue through transactional usage-based arrangements with certain publishers and addressable TV providers.

To complement our product offering, we provide professional services and enhanced support entitlements to help customers leverage our platform and drive business outcomes. Our services offering includes product implementation, data science analytics, audience measurement and general advisory. We generate revenue from services primarily from project fees paid by subscribers to our platform. Service projects are sold on an ad hoc basis as well as bundled with platform subscriptions. Services revenue is less than 5% of total Company revenue.

Summary Results and Notable Events

During fiscal 2022, the Company completed the acquisition of certain technology assets owned by Rakam, Inc. ("Rakam") for approximately $2.2 million in cash. The technology asset is a cloud-agnostic customer data analytics platform that is deployed directly in the client's data warehouse. The purchased technology has been embedded into the Company's platform, enabling us to provide a single, unified segmentation solution and enable our clients to generate real-time insights and create custom audiences wherever their data resides. The Company concluded the acquired assets did not meet the definition of a business under ASU 2017-01, "Clarifying the Definition of a Business", and therefore has accounted for the acquisition as an asset acquisition. The purchased asset was recorded as a $2.2 million developed technology intangible asset and is being amortized over a period of three years based on its estimated useful life.

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

During fiscal 2021, the Company completed the acquisition of DataFleets, Ltd. ("DataFleets"), a cloud data platform that enables data silos to be unified without moving data or compromising privacy. This acquisition expanded LiveRamp's data protection capabilities to unlock greater data access and control for its customers. In addition, the deal opened up new use cases as well as new markets for distributed data collaboration. The Company has included the financial results of DataFleets in the consolidated financial statements as of the fourth quarter of fiscal 2021. The acquisition consideration for DataFleets was approximately $67.2 million cash.

During fiscal 2021, the Company completed the acquisition of Acuity Data ("Acuity"), a team of global retail and consumer packaged goods (“CPG”) experts, for approximately $2.9 million in cash. The acquisition also included a three-year performance plan having a maximum potential attainment of $5.1 million that would be recorded as non-cash stock compensation if achieved. The acquisition strengthened the retail analytics capabilities of our data collaboration platform by enabling better reporting, insights, and collaboration for retailers and CPG companies, bridging the gap between trade and media by bringing consumers’ digital signals and retail transaction data together in a privacy-conscious manner. The Company has included the financial results of Acuity in the consolidated financial statements as of the second quarter of fiscal 2021.

A financial summary of the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022 (fiscal 2022) is presented below:
•Revenues were $596.6 million, a 12.8% increase from $528.7 million in fiscal 2022.
•Cost of revenue was $170.1 million, a 15.4% increase from $147.4 million in fiscal 2022.
•Gross margin decreased to 71.5% from 72.1% in fiscal 2022.
•Total operating expenses were $552.3 million, a 23.6% increase from $446.8 million in fiscal 2022.
•Cost of revenue and operating expenses for fiscal 2023 and 2022 included the following items:
◦Non-cash stock compensation of $125.8 million and $87.3 million, respectively (cost of revenue of $6.3 million and $4.1 million, respectively, and operating expenses of $119.5 million and $83.1 million, respectively)
◦Purchased intangible asset amortization of $16.8 million and $18.7 million, respectively (cost of revenue)
◦Transformation costs of $9.0 million in fiscal 2023 (general and administrative)
◦Restructuring charges of $35.3 million and $1.5 million, respectively (gains, losses, and other)
•Total other income, net was $6.9 million, a decrease of $23.5 million from $30.5 million in fiscal 2022.

•Net loss was $118.7 million, or $1.79 per diluted share, in fiscal 2023 compared to $33.8 million, or $0.50 per diluted share, in fiscal 2022.
•Net cash provided by operating activities was $34.4 million in fiscal 2023 compared to $78.1 million in fiscal 2022.
•The Company repurchased 6.1 million shares of its common stock in fiscal 2023 for $150.0 million compared to 1.3 million shares in fiscal 2022 for $58.6 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal year ended March 31, 2023 compared to the same period in fiscal 2022, unless otherwise stated. Discussion and analysis for the year ended March 31, 2022 compared to the same period ended March 31, 2021 may be found in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission on May 24, 2022

On June 27, 2022, the third and final vesting date relating to the Company's fiscal 2020 acquisition of Data Plus Math, the Company issued an additional 311,868 shares of common stock of the Company in the aggregate to the co-founders.

On August 8, 2022, in connection with the second earn-out period of the Acuity acquisition, the Company paid an aggregate cash amount equal to approximately $0.5 million and issued 44,796 shares of common stock of the Company in the aggregate to the Acuity shareholders.

On November 3, 2022, the Company announced (i) a reduction in force involving approximately 10% of our full-time employees, and (ii) a planned downsizing of our real estate footprint in addition to the footprint reduction that occurred during our fiscal year second quarter. The headcount reduction is part of a broader strategic re-prioritization to build a stronger, more profitable company by tightening our focus and simplifying and driving efficiency into our business processes. These actions are expected to result in an annualized operating expense savings of approximately $30 million beginning in the fourth quarter of fiscal 2023.

On November 15, 2022, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan of LiveRamp, Inc. (the "2005 Plan"). The 2005 Plan was amended to provide that, in the event of a participant’s retirement on or after age 65 with at least five years of service, awards held by the participant at retirement will continue to vest in accordance with their terms. This amendment to the 2005 Plan impacted stock-based compensation expense by accelerating $5.4 million of expense recognition into fiscal 2023 that would have otherwise been recognized over future reporting periods through the quarter ending December 31, 2025

On December 20, 2022, the board of directors approved an amendment to the Company's existing share repurchase program to (i) authorize an additional $100 million in repurchases, thereby increasing the total amount authorized for repurchase under the Company's share repurchase program to $1.1 billion, and (ii) extend its duration through December 31, 2024. As of March 31, 2023, the share repurchase program had remaining capacity of $217.8 million.

On February 15, 2023, Warren C. Jenson, the Company's President, Chief Financial Officer and Executive Managing Director of International, notified the Company that he would resign from those positions and terminate his employment with the Company effective as of April 14, 2023 (the “Termination Date”), to pursue other opportunities. The Company subsequently announced on February 21, 2023 that Lauren Dillard, Senior Vice President of Finance and Investor Relations, will serve as the interim Chief Financial Officer of the Company effective as of the Termination Date. She retains her present title and will continue to serve in her present position during her tenure as the interim Chief Financial Officer of the Company. As interim Chief Financial Officer, Ms. Dillard is the Company’s principal financial and accounting officer.

On February 17, 2023, the second vesting date of the acquisition of DataFleets, the Company issued an additional 90,141 shares of common stock of the Company in the aggregate to the co-founders pursuant to a distribution under the holdback agreements entered into in connection with the acquisition. In connection with this vesting, the Company elected to calculate the number of shares to be issued using the closing share price floor set forth in the holdback agreements. Accordingly, in accordance with the requirements of the holdback agreements, the Company paid the co-founders an aggregate amount in cash equal to approximately $3.8 million.

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

LiveRamp recognizes revenue from the following sources: (i) Subscription revenue, which consists primarily of subscription fees from clients accessing our LiveRamp platform; and (ii) Marketplace and Other revenue, which primarily consists of revenue-sharing fees generated from access to data through our LiveRamp Data Marketplace, professional services including product implementation, data science analytics and audience measurement, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers.

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

Identification of the contract

We consider the terms and conditions of the contract and our customary business practices when identifying our contracts under ASC 606. We determine we have a contract or contract modification with a customer when the contract is approved and the parties are committed to performing their respective obligations, we can identify each party's rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the contract has commercial substance, and we have determined that collection of at least some of the contract consideration is probable. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the single or combined contract includes one or multiple performance obligations. We apply judgment in determining the customer's ability to pay, which is based on a variety of factors, including the customer's historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

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

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the services are made available to customers. Marketplace and other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Data Marketplace and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and data buyers, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to data buyers that is remitted to data providers is not reflected as revenues. We generate revenue from Services primarily from project fees paid by subscribers to our platform. Service projects are sold on an ad hoc basis as well as bundled with platform subscriptions.

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

Key Performance Metrics

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

	March 31,	March 31,	2023	2022
	2023	2022	% Change	% Change

Subscription net retention	97%	111%	(12.6)%	9.9%
Annualized recurring revenue	$423.8	$399.5	6.1%	18.5%
Remaining performance obligation	$470.9	$394.2	19.5%	6.3%
Current remaining performance obligation	$337.6	$308.5	9.4%	20.6%
Subscription CRPO	$295.4	$279.5	5.7%	18.3%

Subscription Net Retention

Subscription net retention (“SNR”) is defined as the current quarter subscription revenue (net) from customers who have been on our platform for one year or more, divided by the prior year quarter subscription revenue (net), inclusive of upsell, churn (lost contract), downsell (contract reduction), and variable revenue changes. SNR excludes revenue from new customers that have not been on our platform for one year or more. We believe our SNR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our subscription customer base. SNR rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

The decline of SNR in fiscal year 2023 was primarily attributable to downsell and churn activity offsetting customer upsell revenue, as well as lower contribution from variable usage. The increase in downsell and churn activity was driven in part by budget and economic pressures on our customers.

Annualized Recurring Revenue

Annualized Recurring Revenue (“ARR”) is defined as the last month of quarter recurring revenue annualized. Recurring revenue is fixed and contracted subscription revenue and does not include any variable or non-recurring revenue amounts. We believe ARR provides important information about our future revenue potential, our ability to acquire new clients, and our ability to maintain and expand our relationship with existing clients. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure.

Our ARR growth of 6.1%, or $24.3 million, was primarily attributable to new client revenue as growth from upsell was more than offset by downsell and churn. Our ARR growth declined from 18.5% to 6.1% this year. The decline is due to similar reasons as those resulting in SNR declines, namely, lower contribution from new and upsell activity as well as downsell and churn from customers due in part to budget pressures.

Remaining Performance Obligations and Current Remaining Performance Obligations

Remaining performance obligations (“RPO”) is defined as all future revenue under contract that has not yet been recognized as revenue. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty that is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. Current RPO ("CRPO") represents RPO to be recognized over the next twelve months. Subscription CRPO represents CRPO associated with subscription-only RPO to be recognized over the next twelve months.

While the Company believes RPO, CRPO, and Subscription CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO, CRPO, and Subscription CRPO to manage the business and evaluate performance. RPO increased due to several large, multi-year renewals, including one with one of our largest customers. CRPO and Subscription CRPO growth was due to new customer additions. The decline in CRPO and Subscription CRPO annual growth rates was primarily attributable to lower relative contribution of new customer additions in fiscal year 2023 compared to fiscal year 2022.

Based on the year-over-year decline in annual growth rates for these key metrics, the Company expects subscription revenue growth in fiscal year 2024 to be lower than rates of growth experienced in fiscal year 2023.

Additionally, recent lower revenue growth trends in Marketplace & Other could continue during fiscal year 2024 if recent macroeconomic conditions continue to negatively impact global advertising spend.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	Year ended March 31,
			%
	2023	2022	Change
Revenues	$596,583	$528,657	13
Cost of revenue	170,084	147,427	15
Gross profit	426,499	381,230	12
Total operating expenses	552,299	446,768	24
Loss from operations	(125,800)	(65,538)	(92)
Total other income, net	6,946	30,463	NA
Net loss from continuing operations	$(124,106)	$(33,833)	(267)
Diluted loss per share	$(1.87)	$(0.50)	(277)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	Year ended March 31,
			%
	2023	2022	Change
Revenues:
Subscription	$482,807	$428,617	13
Marketplace and Other	113,776	100,040	14
Total revenues	$596,583	$528,657	13

Total revenues for the twelve months ended March 31, 2023 were $596.6 million, a $67.9 million or 12.8% increase compared to the same period a year ago. The increase was primarily due to Subscription revenue growth of $54.2 million, or 12.6%, primarily due to new logo deals and upsell to existing customers, and a $4.0 million increase in revenue stemming from a customer contract settlement. Marketplace and Other revenue growth was $13.7 million, or 13.7%, primarily due to Data Marketplace growth. On a geographic basis, U.S. revenue increased $60.5 million, or 12.2%. International revenue increased $7.5 million, or 22.7%. The differences in exchange rates in the current year compared to those in the prior year negatively impacted international revenue growth by approximately 9 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	Year ended March 31,
			%
	2023	2022	Change
Cost of revenue	$170,084	$147,427	15
Gross profit	$426,499	$381,230	12
Gross margin (%)	71.5%	72.1%	(1)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $170.1 million for the twelve months ended March 31, 2023, a $22.7 million, or 15.4%, increase from the same period a year ago. Gross margins decreased to 71.5% compared to 72.1% in the prior year due to revenue increases offset by an increase in cost of revenue primarily from cloud infrastructure costs. U.S. gross margins decreased to 72.8% in the current year from 73.4% in the prior year. International gross margins increased to 53.6% from 52.2%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	Year ended March 31,
			%
	2023	2022	Change
Operating expenses:
Research and development	$189,195	$157,935	20
Sales and marketing	202,437	182,763	11
General and administrative	125,351	104,591	20
Gains, losses and other items, net	35,316	1,479	2,288
Total operating expenses	$552,299	$446,768	24

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $189.2 million for the twelve months ended March 31, 2023, an increase of $31.3 million, or 19.8% compared to the same period a year ago, and are 31.7% of total revenues compared to 29.9% in the same period a year ago. The increase is primarily due to stock-based compensation expense (increased $23.3 million), headcount costs (employee-related expenses increased $8.0 million), travel, entertainment and events costs (increased $3.3 million) and hosting expenses (increased $2.0 million), offset partially by a decrease in professional services (decreased $4.3 million). $10.5 million of the increase in stock-based compensation is due to the current year vesting acceleration of awards that would have otherwise vested over the subsequent six months to take advantage of cash tax savings opportunities.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $202.4 million for the twelve months ended March 31, 2023, an increase of $19.7 million, or 10.8%, compared to the same period a year ago, and are 33.9% of total revenues compared to 34.6% in the same period a year ago. The increase is primarily due to headcount costs (employee-related expenses increased $21.3 million), travel and entertainment costs (increased $3.9 million primarily due to higher levels of customer-related travel and events after the COVID-19 pandemic), advertising and events costs (increased $3.7 million), and stock-based compensation expense (increased $0.8 million), offset partially by a decrease in professional services (decreased $9.4 million) and administrative expenses (decreased $1.7 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $125.4 million for the twelve months ended March 31, 2023, an increase of $20.8 million, or 19.8% compared to the same period a year ago, and are 21.0% of total revenues compared to 19.8% in the same period a year ago. The increase is primarily due to stock-based compensation expense (increased $12.2 million) and transformation costs (increased $9.0 million), offset partially by a decrease in employee-related expenses of $1.6 million which reflects lower year-over-year incentive compensation costs. $4.6 million of the increase in stock-based compensation is due to the current year vesting acceleration of awards that would have otherwise vested over the subsequent six months to take advantage of cash tax savings opportunities. Transformation costs are third party costs incurred during the year associated with the assessment of strategic and operating plans, including the Company’s long-term location strategy, in response to recent macroeconomic conditions.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $35.3 million for the twelve months ended March 31, 2023, an increase of $33.8 million compared to the same period a year ago. The current year amount includes $27.5 million in lease impairments and lease restructuring related to a downsizing of our real estate footprint, and $7.8 million related to termination benefits for employees whose positions were eliminated. The prior year period included $1.0 million related to the early termination of a data provider agreement.

Loss from Operations and Operating Margin

Loss from operations was $125.8 million for the twelve months ended March 31, 2023 compared to $65.5 million in the same period a year ago. Operating margin was negative 21.1% compared to negative 12.4% for the twelve months ended March 31, 2023 and 2022, respectively. Margins were negatively impacted by operating expense growth of 24% relative to revenue growth of 13%. Operating expense growth was impacted by costs related to the downsizing of our real estate footprint, termination benefits for employees whose positions were eliminated, and the acceleration of stock-based compensation expenses outlined above.

Other Income and Income Taxes

Other income was $6.9 million for the twelve months ended March 31, 2023 compared to $30.5 million in the same period a year ago. The current year includes interest income of $12.0 million on invested cash balances, offset partially by $4.1 million of impairment of a strategic investment. The prior year amount included a $30.1 million gain related to a cash distribution from our retained profits interest in a previous disposition.

Other income primarily consists of interest income from invested cash balances and net foreign exchange transaction gains and losses as well as the strategic investment impairment in the current year.

Income tax expense was $5.3 million on a pretax loss of $118.9 million for the twelve months ended March 31, 2023, resulting in a negative 4% effective tax rate. This compares to a prior year income tax benefit of $1.2 million on pretax loss of $35.1 million, or a 4% effective tax rate. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, partially offset by the tax benefit from the vesting acceleration of stock-based awards and the $3.8 million release of certain state tax contingency reserves. During the twelve months ended March 31, 2022, the Company released $2.6 million in tax contingency reserves as a result of the expiration of statutes of limitation.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $5.4 million for the twelve months ended March 31, 2023. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2023, the Company recovered certain previously paid state income taxes arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At March 31, 2023, approximately $19.2 million of the total cash balance of $464.4 million, or approximately 4.1%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $157.4 million at March 31, 2023, an increase of $9.0 million, compared to $148.3 million at March 31, 2022. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 95 days at March 31, 2023, compared to 94 days at March 31, 2022. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and Other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2022, DSO at March 31, 2023 was negatively impacted by approximately 3 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at March 31, 2023 totaled $539.7 million, a $91.5 million decrease when compared to $631.3 million at March 31, 2022. The decrease was primarily due to the $150.0 million use of cash for acquisition of treasury shares.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the risk of recession, the military conflict between Russia and Ukraine, cost increases, rising interest rates, capital markets volatility, bank failures and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	Year ended March 31,
	2023	2022

Net cash provided by operating activities	$34,441	$78,077
Net cash provided by (used in) investing activities	$(28,999)	$7,578
Net cash used in financing activities	$(146,010)	$(66,981)

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our clients, and related payments to our suppliers and employees. The timing of cash receipts from clients and payments to suppliers can significantly impact our cash flows from operating activities. Our collection and payment cycles can vary from period to period.

In the twelve months ended March 31, 2023, net cash provided by operating activities of $34.4 million resulted primarily from net loss adjusted for non-cash items of $55.9 million offset by net cash used in operating assets and liabilities of $21.4 million. Net cash used in operating assets and liabilities was primarily related to increases in accounts receivable of $12.1 million and accounts payable and other liabilities of $15.4 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers.

In the twelve months ended March 31, 2022, net cash provided by operating activities of $78.1 million resulted primarily from net loss adjusted for non-cash items of $50.3 million and net cash provided by operating assets and liabilities of $27.8 million. New cash provided by operating assets and liabilities was primarily related to a decrease in income taxes of $34.0 million primarily related to a $32.0 million Internal Revenue Service refund received related to fiscal 2020, an increase in other assets of $26.9 million, and an increase in accounts payable and other liabilities of $8.9 million, offset partially by an increase in accounts receivable of $38.6 million and an increase in deferred commissions of $8.0 million. The change in other assets was due to the acceleration of certain payments in fiscal 2020 for tax planning purposes. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from clients.

Investing Activities

Our primary investing activities have historically consisted of capital expenditures. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the twelve months ended March 31, 2023, net cash used in investing activities of $29.0 million consisted of purchases of short-term investments of $28.2 million, capital expenditures of $4.7 million and purchases of strategic investments of $0.5 million, offset partially by proceeds from the sale of short-term investments of $3.0 million and the sale of strategic investments of $1.4 million.

In the twelve months ended March 31, 2022, net cash provided by investing activities of $7.6 million consisted of a $31.2 million distribution received from a retained profits interest in a previous disposition, offset partially by net cash paid for the final release of the DataFleets escrow of $8.7 million, the Diablo acquisition of $8.4 million, the acquisition of technology assets from Rakam of $2.0 million, and capital expenditures of $4.5 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In the twelve months ended March 31, 2023, net cash used in financing activities was $146.0 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $150.0 million (6.1 million shares) and $2.3 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $6.3 million from the sale of common stock from our equity compensation plans.

In the twelve months ended March 31, 2022, net cash used in financing activities was $67.0 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $58.6 million (1.3 million shares), and $14.6 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $6.3 million from the sale of common stock from our equity compensation plans.

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

During the twelve months ended March 31, 2023, the Company repurchased 6.1 million shares of its common stock for $150.0 million under the modified common stock repurchase program.  Through March 31, 2023, the Company had repurchased a total of 35.6 million shares of its common stock for $882.2 million under the program, leaving remaining capacity of $217.8 million.

Pursuant to the Inflation Reduction Act of 2022, share repurchases made after December 31, 2022 will be subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares during the fiscal year. We do not expect the excise tax to have a material impact on our consolidated financial statements.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at March 31, 2023 (dollars in thousands).  Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $23.4 million as the Company is not able to predict the periods in which the payments will be made.

	For the years ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$10,090	$9,116	$8,283	$8,017	$8,238	$8,346	$52,090

Future minimum payments as of March 31, 2023 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2024	2025	2026	2027	2028	Total
Purchase commitments	$90,433	$75,931	$6,106	$675	$—	$173,145

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, see “Risk Factors” contained in Part I, Item 1A, of this Annual Report.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of LiveRamp Holdings, Inc. and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded $596.6 million of total revenues for the year ended March 31, 2023, of which $482.8 million was subscription related, and $113.8 million was marketplace and other related.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the nature and extent of audit evidence obtained for new revenue contracts or amendments of existing contracts required subjective auditor judgment because of the non-standard nature of the Company’s revenue contracts.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over new or amended revenue contracts. We tested certain internal controls over the Company’s revenue recognition process, including controls over the Company’s assessment of the revenue recognition requirements for new or amended revenue contracts. We tested certain new or amended contracts by reading the underlying contracts and evaluating the Company’s assessment of revenue recognition requirements. We obtained external confirmation directly from certain of the Company’s customers and compared the terms and conditions relevant to the Company’s revenue recognition to the Company’s contracts with those customers. We assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. In addition, we evaluated the overall sufficiency of audit evidence over revenue by assessing the results of procedures performed.

KPMG LLP

We have served as the Company's auditor since 2003.

Dallas, Texas
May 24, 2023

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$464,448	$600,162
Short-term Investments	32,807	7,500
Trade accounts receivable, net	157,379	148,343
Refundable income taxes, net	28,897	30,354
Other current assets	31,028	29,475
Total current assets	714,559	815,834

Property and equipment, net of accumulated depreciation and amortization	7,085	11,531
Intangible assets, net	9,868	26,718
Goodwill	363,116	363,845
Deferred commissions, net	37,030	30,594
Other assets, net	41,045	85,214
	$1,172,703	$1,333,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$86,568	$83,197
Accrued payroll and related expenses	33,434	39,188
Other accrued expenses	35,736	46,067
Deferred revenue	19,091	16,114
Total current liabilities	174,829	184,566

Other liabilities	71,798	86,110

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value (authorized 1 million shares; issued 0 shares at March 31, 2023 and 2022, respectively)	—	—
Common stock, $0.10 par value (authorized 200 million shares; issued 154.0 million and 149.8 million shares at March 31, 2023 and 2022, respectively)	15,399	14,984
Additional paid-in capital	1,855,916	1,721,118
Retained earnings	1,302,291	1,420,993
Accumulated other comprehensive income	4,504	5,730
Treasury stock, at cost (87.4 million and 81.2 million shares at March 31, 2023 and 2022, respectively)	(2,252,034)	(2,099,765)
Total stockholders' equity	926,076	1,063,060
	$1,172,703	$1,333,736

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year ended March 31,
	2023	2022	2021
Revenues	$596,583	$528,657	443,026
Cost of revenue	170,084	147,427	144,004
Gross profit	426,499	381,230	299,022
Operating expenses:
Research and development	189,195	157,935	135,111
Sales and marketing	202,437	182,763	177,543
General and administrative	125,351	104,591	104,201
Gains, losses and other items, net	35,316	1,479	2,715
Total operating expenses	552,299	446,768	419,570
Loss from operations	(125,800)	(65,538)	(120,548)
Total other income (expense), net	6,946	30,463	(252)
Loss from continuing operations before income taxes	(118,854)	(35,075)	(120,800)
Income tax expense (benefit)	5,252	(1,242)	(30,532)
Net loss from continuing operations	(124,106)	(33,833)	(90,268)
Earnings from discontinued operations, net of tax	5,404	—	—
Net loss	$(118,702)	$(33,833)	$(90,268)

Basic earnings (loss) per share
Continuing operations	$(1.87)	$(0.50)	(1.36)
Discontinued operations	0.08	—	—
Basic loss per share	$(1.79)	$(0.50)	$(1.36)

Diluted earnings (loss) per share
Continuing operations	$(1.87)	$(0.50)	(1.36)
Discontinued operations	0.08	—	—
Diluted loss per share	$(1.79)	$(0.50)	$(1.36)

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Year ended March 31,
	2023	2022	2021
Net loss	(118,702)	(33,833)	(90,268)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,226)	(1,792)	1,777
Comprehensive loss	(119,928)	(35,625)	(88,491)

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Employee stock awards, benefit plans and other issuances	399,146	$40	$6,219	$—	$—	(101,011)	$(2,272)	$3,987
Non-cash stock-based compensation	47,093	5	117,346	—	—	—	—	117,351
Restricted stock units vested	3,253,815	325	(325)	—	—	—	—	—
Liability-classified restricted stock units vested	446,805	45	11,558	—	—	—	—	11,603
Acquisition of treasury stock	—	—	—	—	—	(6,066,230)	(149,997)	(149,997)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,226)	—	—	(1,226)
Net loss	—	—	—	(118,702)	—	—	—	(118,702)
Balances at March 31, 2023	153,987,784	$15,399	$1,855,916	$1,302,291	$4,504	(87,372,837)	$(2,252,034)	$926,076

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(118,702)	$(33,833)	$(90,268)
Earnings from discontinued operations	(5,404)	—	—
Non-cash operating activities:
Depreciation and amortization	20,787	24,248	27,741
Loss on disposal or impairment of assets	4,137	183	388
Gain on sale of strategic investments	(194)	—	—
Lease-related restructuring charges	27,545	—	—
Gain on distribution from retained profits interest	—	(30,235)	—
Provision for doubtful accounts	1,776	4,217	2,915
Deferred income taxes	115	(1,540)	(1,418)
Non-cash stock compensation expense	125,800	87,257	111,707
Changes in operating assets and liabilities:
Accounts receivable, net	(12,123)	(38,611)	(24,828)
Deferred commissions	(6,436)	(7,975)	(6,605)
Other assets	7,705	26,863	(18,772)
Accounts payable and other liabilities	(15,369)	8,850	(116)
Income taxes, net	596	33,969	(26,215)
Deferred revenue	4,208	4,684	4,911
Net cash provided by operating activities	34,441	78,077	(20,560)

Cash flows from investing activities:
Capital expenditures	(4,696)	(4,499)	(2,182)
Cash paid in acquisitions, net of cash received	—	(19,107)	(76,012)
Distribution from retained profits interest	—	31,184	—
Purchases of investments	(28,197)	—	(7,500)
Proceeds from investments	3,000	—	—
Purchases of strategic investments	(500)	—	(2,200)
Proceeds from sale of strategic investment	1,394	—	—
Net cash provided by (used in) investing activities	(28,999)	7,578	(87,894)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	6,259	6,266	8,737
Shares repurchased for tax withholdings upon vesting of stock-based awards	(2,272)	(14,626)	(9,920)
Acquisition of treasury stock	(149,997)	(58,621)	(42,312)
Net cash used in financing activities	(146,010)	(66,981)	(43,495)
Net cash provided by (used in) continuing operations	(140,568)	18,674	(151,949)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended March 31,
	2023	2022	2021
Cash flows from discontinued operations:
From operating activities	5,404	—	—
Net cash provided by discontinued operations	5,404	—	—
Effect of exchange rate changes on cash	(550)	(199)	1,010

Net change in cash and cash equivalents	(135,714)	18,475	(150,939)
Cash and cash equivalents at beginning of period	600,162	581,687	732,626
Cash and cash equivalents at end of period	$464,448	$600,162	$581,687

Supplemental cash flow information:
Cash paid (received) for income taxes, net - continuing operations	$5,801	$(32,916)	$(2,911)
Cash (received) for income taxes, net - discontinued operations	(8,332)	—	—
Cash paid for operating lease liabilities	8,243	10,108	10,883
Operating lease assets obtained in exchange for operating lease liabilities	69	56,182	372
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(6,781)	—	—
Purchases of property, plant and equipment remaining unpaid at period end	47	696	—

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in consumer privacy, data ethics and foundational identity, LiveRamp is setting a new standard for building a connected customer view with unmatched clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global client base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct client list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, retail, automotive, telecommunications, high tech, consumer packaged goods, healthcare, travel, entertainment and non-profit. Through our expansive partner ecosystem we serve thousands of additional companies, unlocking access to unique customer moments and creating powerful network effects.

Basis of Presentation and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and Updates (“ASC” and "ASU"), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC"). Our fiscal year ends on March 31. References to fiscal 2023, for example, are to the fiscal year ended March 31, 2023.

Use of Estimates -

In preparing consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, we must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used in determining, among other items, revenue recognition criteria, allowance for credit losses, operating lease assets and liabilities, including the incremental borrowing rate and terms and provision of each lease, the fair value of acquired assets and assumed liabilities, restructuring and impairment accruals, litigation and facilities lease loss accruals, stock-based compensation, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions. Actual results could differ from those estimates.

As of March 31, 2023, the impacts to the Company's business due to COVID-19, geopolitical developments and macroeconomic factors, such as rising interest rates, inflation, bank failures, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company's estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

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

Earnings (Loss) per Share -

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	Year ended March 31,
	2023	2022	2021
Net loss from continuing operations	$(124,106)	$(33,833)	$(90,268)
Earnings from discontinued operations, net of tax	5,404	—	—
Net loss	$(118,702)	$(33,833)	$(90,268)

Basic weighted-average shares outstanding	66,352	68,211	66,304
Dilutive effect of common stock options and restricted stock as computed under the treasury stock method (1)	—	—	—
Diluted weighted-average shares outstanding	66,352	68,211	66,304

Net earnings (loss) per common share, basic and diluted
Continuing operations	$(1.87)	$(0.50)	$(1.36)
Discontinued operations	0.08	—	—
Net loss	$(1.79)	$(0.50)	$(1.36)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 0.7 million, 1.3 million, and 2.7 million for the years ended March 31, 2023, 2022, and 2021, respectively.

Restricted stock units that were outstanding during the years presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	Year ended March 31,
	2023	2022	2021
Number of shares underlying restricted stock units	2,376	686	90

Significant Accounting Policies

Cash and Cash Equivalents -

The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid money-market fund investments and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Investments -

Investments consist of U.S. Treasury securities and certificates of deposit. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. These investments are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income, a separate component of stockholders' equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification. We did not recognize any gains or losses in fiscal 2023, 2022 or 2021.

Strategic Investments -

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations as other expense, net of tax. During the twelve months ended March 31, 2023, the Company recorded a $4.0 million impairment of a strategic investment that is recorded in other expense in the consolidated statement of operations. There were no impairment charges for the twelve months ended March 31, 2022 or 2021, respectively.

Revenue Recognition -

LiveRamp recognizes revenue from the following sources: (i) Subscription revenue, which consists primarily of subscription fees from clients accessing our LiveRamp platform; and (ii) Marketplace and Other revenue, which primarily consists of revenue-sharing fees generated from access to data through our LiveRamp Data Marketplace, professional services including product implementation, data science analytics and audience measurement, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers.

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

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the services are made available to customers. Marketplace and Other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Data Marketplace and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and data buyers, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to data buyers that is remitted to data providers is not reflected as revenues. We generate revenue from Services primarily from project fees paid by subscribers to our platform. Service projects are sold on an ad hoc basis as well as bundled with platform subscriptions. Services revenue is less than 5% of total Company revenue.

Accounts Receivable

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in trade accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $16.7 million at March 31, 2023, and $12.5 million at March 31, 2022.

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

A summary of the activity of the allowance for credit losses, returns and credits was (dollars in thousands):

Year ended:	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
March 31, 2021	$7,575	2,915	108	(2,981)	$7,617
March 31, 2022	$7,617	4,217	(3)	(1,870)	$9,961
March 31, 2023	$9,961	1,776	10	(2,403)	$9,344

Deferred Revenue

Deferred revenue consists of amounts billed in excess of revenue recognized. Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Deferred Commissions, net -

The Company capitalizes incremental costs to acquire contracts and amortizes them on a straight-line basis over the expected period of benefit, which we have determined to be four years. Net capitalized costs of $6.8 million and $8.0 million were recognized as a reduction of operating expense for the years ended March 31, 2023 and 2022, respectively. We did not recognize any impairment charges in fiscal 2023, 2022, or 2021.

Property and Equipment -

Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows: leasehold improvements, 2 - 5 years; data processing equipment, 2 - 5 years, and office furniture and other equipment, 3 - 7 years.

Operating Leases -

Right-of-use ("ROU") assets represent the Company's right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and operating lease liabilities represent its obligation to make lease payments arising from the aforementioned right.

The Company determines if an arrangement is, or contains, a lease at inception, and whether lease and non-lease components are combined or not. Operating leases with a duration of one year or less are excluded from ROU assets and lease liabilities and related expense is recorded as incurred. ROU assets and lease liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating. ROU assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. ROU assets are included in other assets in the consolidated balance sheets. Short-term lease liabilities are included in other accrued expenses and long-term lease liabilities are included in other liabilities in the consolidated balance sheets. ROU assets are amortized on a straight-line basis as operating lease cost in the consolidated statements of operations.

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

Goodwill -

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for using the acquisition method of accounting and is not amortized. Goodwill is measured and tested for impairment on an annual basis in the first quarter of the Company's fiscal year in accordance with ASC 350, Intangibles-Goodwill and Other, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and changes may include significant changes in performance related to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy.

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have three reporting units. We completed our annual impairment test during the first quarter of fiscal 2023 and assessed whether there were any triggering events quarterly. We did not recognize any goodwill impairment charges in fiscal 2023, 2022 or 2021.

Intangible Assets -

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal 2023, 2022 or 2021.

During fiscal 2023, our intangible assets were amortized over their estimated useful lives ranging from two years to six years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	3.9
Customer relationships	5.3
Publisher and Data Supply relationships	4.0

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

The Company's cash and cash equivalents are held in federally insured financial institutions. Although the Company's deposits may exceed federally insured limits, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company’s trade accounts receivables are from a large number of customers. Accordingly, the Company’s credit risk is affected by general economic conditions.

At March 31, 2023, there were no customers that represented more than 10% of the trade accounts receivable balance. Our ten largest clients represented approximately 29% of our revenues in fiscal year 2023. One client, The Interpublic Group of Companies, accounted for 12% of our revenues in fiscal year 2023.

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

Advertising Expense -

Advertising costs are expensed as incurred. Advertising expense was approximately $12.9 million, $10.5 million, and $7.0 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. Advertising expense is included in operating expenses in the consolidated statements of operations.

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

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the compensation committee of the board of directors (“compensation committee”) under which options and restricted stock units were outstanding as of March 31, 2023.

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

Restructuring –

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits. Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. Under the accounting standards related to post employment termination benefits, the Company records employee termination benefits when the termination benefits are probable and can be estimated. The Company recognizes the present value of facility lease termination obligations, net of estimated sublease income and other exit costs, when the Company has future payments with no future economic benefit or a commitment to pay the termination costs of a prior commitment. In future periods, the Company will record accretion expense to increase the liability to an amount equal to the estimated future cash payments necessary to exit the leases. This requires judgment and management estimation to determine the expected time frame for securing a subtenant, the amount of sublease income to be received and the appropriate discount rate to calculate the present value of the future cash flows. Should actual lease exit costs differ from estimates, the Company may be required to adjust the restructuring charge within gains, losses and other items, net in the consolidated statement of operations in the period any adjustment is recorded.

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
This update is effective for fiscal years beginning after December 15, 2022 with early adoption permitted.

		April 1, 2022	The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Recent accounting pronouncements not yet adopted -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	Year ended March 31,
Primary Geographical Markets	2023	2022	2021
United States	$556,219	$495,765	$415,976
Europe	32,210	26,373	22,515
Asia-Pacific ("APAC")	7,470	6,519	4,535
Other	684	—	—
	$596,583	$528,657	$443,026

Major Offerings/Services
Subscription	$482,807	$428,617	$356,597
Marketplace and Other	113,776	100,040	86,429
	$596,583	$528,657	$443,026

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $470.9 million as of March 31, 2023, of which $337.6 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2027.

3.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	March 31, 2023	March 31, 2022
Right-of-use assets included in other assets, net	$24,604	$59,459
Short-term lease liabilities included in other accrued expenses	$9,929	$8,984
Long-term lease liabilities included in other liabilities	$37,243	$52,241

Supplemental balance sheet information:
Weighted average remaining lease term	5.6 years	6.4 years
Weighted average discount rate	3.5%	3.6%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2030. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $11.6 million, $11.6 million, and $11.6 million for the twelve months ended March 31, 2023, 2022, and 2021, respectively.

During the twelve months ended March 31, 2023, the Company recorded $24.6 million of right-of-use asset impairment charges and $2.9 million of non-lease component restructuring charges that are included in gains, losses and other items, net in the consolidated statements of operations related to the exit from certain leased office facilities. Please refer to Note 4, Restructuring, Impairment and Other Charges for further details.

Future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of March 31, 2023 are as follows (dollars in thousands):

Amount
Fiscal 2024	$10,090
Fiscal 2025	9,116
Fiscal 2026	8,283
Fiscal 2027	8,017
Fiscal 2028	8,238
Thereafter	8,346
Total undiscounted lease commitments	52,090
Less: Interest and short-term leases	4,918
Total discounted operating lease liabilities	$47,172

Future minimum payments as of March 31, 2023 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 4) are as follows (dollars in thousands): Fiscal 2024: $2,698; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

4.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the twelve months ended March 31, 2023, 2022 and 2021. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statements of operations. The reserve balances are included in other accrued expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2020	450	6,243	6,693
Restructuring charges and adjustments	1,663	62	1,725
Payments	(1,288)	(2,387)	(3,675)
Balances at March 31, 2021	$825	$3,918	$4,743
Restructuring charges and adjustments	—	(19)	(19)
Payments	(778)	(872)	(1,650)
Balances at March 31, 2022	$47	$3,027	$3,074
Restructuring charges and adjustments	7,792	2,946	10,738
Payments	(7,080)	(1,100)	(8,180)
Balances at March 31, 2023	$759	$4,873	$5,632

Employee-related Restructuring Plans

During the twelve months ended March 31, 2023, the Company recorded a total of $7.8 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges primarily in the United States. Of the $7.8 million employee-related charges, $0.8 million remained accrued as of March 31, 2023 and are expected to be paid out during fiscal 2024.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the associate-related charges of $1.7 million, final amounts were paid out during fiscal 2023.

Lease-related Impairments and Restructuring Plans

In fiscal 2023, the Company initiated a restructuring plan to lower its operating expenses by reducing its global real estate footprint. As part of this plan, we exited a total of eight leased office spaces. Of that, five were in the United States: one located in Boston, one located in Philadelphia, one located in Phoenix, and two floors of leased office space in San Francisco. The three remaining spaces were in Europe: one located in the Netherlands, one floor of leased office space in London, England, and one floor of leased office space in Paris, France.

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups were impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in an impairment charge of $24.6 million which reflects the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $20.5 million, and the associated furniture, equipment, and leasehold improvements of $4.1 million. Additionally, the Company recorded $2.9 million in lease-related restructuring charges and adjustments that covered other obligations related to the leased office space in San Francisco and Phoenix. Of the $2.9 million lease-related charges, $2.7 million remained accrued as of March 31, 2023 and will be satisfied over the remainder of the San Francisco and Phoenix properties' lease terms, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through March 31, 2023, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $2.1 million remained accrued at March 31, 2023.

Gains, Losses and Other Items, net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	Year ended March 31,
	2023	2022	2021
Employee-related restructuring plan charges and adjustments	$7,792	$(19)	$1,725
Lease-related restructuring plan charges and adjustments	2,946	—	—
Early contract terminations	—	1,042	—
ROU asset group impairments	24,599	—	—
Other	(21)	456	990
	$35,316	$1,479	$2,715

5.    ACQUISITIONS:

Rakam

On December 13, 2021, the Company completed the acquisition of certain technology assets owned by Rakam, Inc. ("Rakam") for approximately $2.2 million in cash (including a holdback amount of $0.2 million included in other accrued expenses in the consolidated balance sheet - see Note 11). The technology asset is a cloud-agnostic customer data analytics platform that is deployed direct in the client's data warehouse. The purchased technology has been embedded into the Company's platform, enabling us to provide a single, unified segmentation solution and enable our clients to generate real-time insights and create custom audiences wherever their data resides.

The Company concluded the acquired assets did not meet the definition of a business under ASU 2017-01, "Clarifying the Definition of a Business," and therefore has accounted for the acquisition as an asset acquisition. The purchased asset was recorded as a $2.2 million developed technology intangible asset included in other assets, net in the consolidated balance sheet and is being amortized over a period of three years based on its estimated useful life.

In connection with acquisition, the Company extended employment agreements and granted $2.6 million of restricted stock units to two key Rakam employees that will be recorded as non-cash stock compensation (see Note 14). The restricted stock units vest over four years and were not considered part of the asset purchase price as they require future service and continued employment by those individuals to vest.

Diablo

On April 21, 2021, the Company completed the acquisition of Diablo.ai, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $9.7 million in cash (including a holdback amount of $1.2 million included in other accrued expenses in the consolidated balance sheet - see Note 11). The acquisition also included $1.9 million of assumed restricted stock awards that are recorded as non-cash stock compensation over a period of three years (see Note 14). Diablo's technology has been embedded into our unified platform and plays an integral role in our global identity capability. The Company omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition was not material. The results of operations for this acquisition are included in the Company's consolidated results beginning April 21, 2021.

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

DataFleets

On February 17, 2021, the Company acquired DataFleets, Ltd. ("DataFleets"), a cloud data platform that enables data silos to be unified without moving data or compromising privacy. This acquisition expands LiveRamp's data protection capabilities to unlock greater data access and control for its customers. In addition, the deal opens up new use cases as well as new markets for distributed data collaboration. The Company has included the financial results of DataFleets in the consolidated financial statements as of February 17, 2021. The acquisition date fair value of the consideration for DataFleets was approximately $67.2 million, which consisted of the following (dollars in thousands):

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

The total fair value of replacement stock options issued was $2.9 million for future services and is being expensed over the future requisite service periods.

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

The amounts allocated to intangible assets in the table above included developed technology and customer relationships/trade name. Intangible assets are being amortized on a straight-line basis over the estimated useful lives. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

		Useful life
	Fair value	(in years)
Developed technology	$11,000	4
Customer relationships/trade names	400	2
Total intangible assets	$11,400

The Company has omitted pro forma disclosures related to this acquisition date as the pro forma effect of this acquisition is not material.

Acuity Data

On July 16, 2020, the Company completed the acquisition of Acuity Data ("Acuity"), a team of global retail and consumer packaged goods ("CPG") experts, for approximately $2.9 million in cash. The acquisition also included a three-year performance plan having a maximum potential attainment of $5.1 million that would be recorded as non-cash stock-based compensation expense if achieved. The acquisition strengthens the retail analytics capabilities of our data collaboration platform by enabling better reporting, insights, and collaboration for retailers and CPG companies, bridging the gap between trade and media by bringing consumers' digital signals and retail transaction data together in a privacy-conscious manner.

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

6.    DISCONTINUED OPERATIONS:

Acxiom Marketing Solutions ("AMS") business

During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2023, the Company recovered $5.4 million, net of tax and fees, of certain previously paid state income taxes arising from the sale of AMS.

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2023	March 31, 2022
Prepaid expenses and other	$18,918	$13,947
Assets of non-qualified retirement plan	12,110	15,528
Other current assets	$31,028	$29,475

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2023	March 31, 2022
Long-term prepaid revenue share	$9,659	$13,468
Right-of-use assets (see Note 3)	24,604	59,459
Deferred tax asset	1,253	1,224
Deposits	3,452	4,486
Strategic investments	1,600	5,700
Other miscellaneous noncurrent assets	477	877
Other assets, net	$41,045	$85,214

During the twelve months ended March 31, 2023, the Company became aware of a pending sale and the proposed value of the transaction related to one of our strategic investments. As a result, the Company recorded a $4.0 million impairment that is recorded in other expense in the consolidated statement of operations.

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

8.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	March 31, 2023	March 31, 2022
Leasehold improvements	$25,262	$28,224
Data processing equipment	6,537	7,001
Office furniture and other equipment	7,594	9,776
	39,393	45,001
Less accumulated depreciation and amortization	32,308	33,470
Property and equipment, net of accumulated depreciation and amortization	$7,085	$11,531

Depreciation expense on property and equipment was $4.0 million, $5.4 million and $8.9 million for the twelve months ended March 31, 2023, 2022 and 2021, respectively.

During the twelve months ended March 31, 2023, the Company recorded $4.1 million of impairment charges related to the exit from certain leased office facilities that are included in gains, losses and other items, net in the consolidated statements of operations. There were no impairment charges recorded during the twelve months ended March 31, 2022 and 2021.

9.    GOODWILL:

Changes in goodwill for the twelve months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

Total
Balance at March 31, 2021	$357,446
Acquisition of Diablo	7,012
Change in foreign currency translation adjustment	(613)
Balance at March 31, 2022	$363,845
Purchase price accounting adjustment related to acquisition of Diablo	(205)
Change in foreign currency translation adjustment	(524)
Balance at March 31, 2023	$363,116

Goodwill by geography as of March 31, 2023 was:

Total
U.S.	$360,155
APAC	2,961
Balance at March 31, 2023	$363,116

10.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	March 31, 2023	March 31, 2022
Developed technology, gross	$72,095	$84,146
Accumulated amortization	(63,658)	(67,980)
Net developed technology	$8,437	$16,166

Customer relationship/trade name, gross	$34,384	$43,490
Accumulated amortization	(33,953)	(40,582)
Net customer/trade name	$431	$2,908

Publisher/data supply relationships, gross	$16,000	$39,800
Accumulated amortization	(15,000)	(32,156)
Net publisher/data supply relationships	$1,000	$7,644

Total intangible assets, gross	$122,479	$167,436
Total accumulated amortization	(112,611)	(140,718)
Total intangible assets, net	$9,868	$26,718

Total amortization expense related to intangible assets was $16.8 million, $18.7 million and $18.0 million for the twelve months ended March 31, 2023, 2022 and 2021, respectively.

The following table presents the estimated future amortization expenses related to intangible assets.

Fiscal Year:
2024	$6,847
2025	3,021
$9,868

11.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31, 2023	March 31, 2022
Liabilities of non-qualified retirement plan	$12,110	$15,528
Short-term lease liabilities (see Note 3)	9,929	8,984
DPM acquisition consideration holdback (see Note 14)	—	6,092
Acuity performance earnout liability (see Note 14)	1,535	2,420
DataFleets consideration holdback (see Note 14)	324	756
Diablo consideration holdback	—	1,200
Rakam consideration holdback	223	223
Other miscellaneous accrued expenses	11,615	10,864
Other accrued expenses	$35,736	$46,067

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	March 31, 2023	March 31, 2022
Uncertain tax positions	$23,427	$24,374
Long-term lease liabilities (see Note 3)	37,243	52,241
Lease restructuring accruals	5,713	3,619
Deferred tax liabilities	298	305
Other	5,117	5,571
Other liabilities	$71,798	$86,110

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

Commitments

The following table presents the Company’s purchase commitments at March 31, 2023.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $23.4 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2024	2025	2026	2027	Total
Purchase commitments	$90,433	$75,931	$6,106	$675	$173,145

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

14.    STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION:

The Company has authorized 200 million shares of $0.10 par value common stock and 1 million shares of $1.00 par value preferred stock. The board of directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends, and the shares could be issued in multiple series with different rights and preferences. There has not been any preferred stock activity in the periods presented.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on December 20, 2022 to authorize an additional $100.0 million in share repurchases and extend the term of the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. During the fiscal year ended March 31, 2023, the Company repurchased 6.1 million shares of its common stock for $150.0 million under the stock repurchase program. During the fiscal year ended March 31, 2022, the Company repurchased 1.3 million shares of its common stock for $58.6 million under the stock repurchase program. During the fiscal year ended March 31, 2021, the Company repurchased 1.3 million shares of its common stock for $42.3 million under the stock repurchase program. Through March 31, 2023, the Company has repurchased 35.6 million shares of its common stock for $882.2 million, leaving remaining capacity of $217.8 million under the stock repurchase program.

The Company paid no dividends on its common stock for any of the years reported.

Stock-based Compensation Plans

The Company has stock option, equity compensation, and stock purchase plans for which a total of 45.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2023, there were a total of 5.4 million shares available for future grants under the plans, of which 1.1 million shares relate to the Company's qualified employee stock purchase plan.

During fiscal 2023, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the plan by 4.5 million shares. The amendment received shareholder approval at the August 9, 2022 annual shareholders' meeting (the "2022 Annual Meeting"), bringing the plan shares from 37.9 million shares at June 30, 2022 to 42.4 million shares beginning in the quarter ended September 30, 2022. The board of directors also voted to amend the LiveRamp Holdings, Inc. Employee Stock Purchase Plan (the "ESPP") to increase the number of shares available under the plan by 1.0 million shares. The amendment received shareholder approval at the 2022 Annual Meeting bringing the ESPP shares from 0.4 million shares at June 30, 2022 to 1.4 million shares beginning in the quarter ended September 30, 2022. These actions bring the total number of shares reserved for issuance since inception of all plans from 39.5 million shares at June 30, 2022 to 45.0 million shares beginning in the quarter ended September 30, 2022.

During fiscal 2023, the board of directors voted to further amend the Company's 2005 Plan. The 2005 Plan was amended to provide that, in the event of a participant’s retirement on or after age 65 with at least five years of service, awards held by the participant at retirement will continue to vest in accordance with their terms. This amendment to the 2005 Plan impacted stock-based compensation expense by accelerating $5.4 million of expense recognition into fiscal 2023 that would have otherwise been recognized over future reporting periods through the quarter ending December 31, 2025.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the twelve months ended March 31, 2023, 2022, and 2021, by award type, was (dollars in thousands):

	Year ended March 31,
	2023	2022	2021
Stock options	$968	$1,935	$2,308
Restricted stock units	111,943	56,008	78,164
Diablo restricted stock awards	1,126	794	—
Data Plus Math ("DPM") acquisition consideration holdback	2,031	8,122	8,030
Pacific Data Partners assumed performance plan	—	9,101	18,388
Acuity performance plan	815	1,912	2,208
DataFleets acquisition consideration holdback	5,611	6,043	755
Employee stock purchase plan	2,051	1,803	704
Directors stock-based compensation	1,255	1,539	1,150
Total non-cash stock-based compensation included in the consolidated statements of operations	125,800	87,257	111,707
Less expense related to liability-based equity awards	(8,449)	(16,077)	(27,311)
Total non-cash stock-based compensation included in the consolidated statements of equity	$117,351	$71,180	$84,396

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	Year ended March 31,
	2023	2022	2021
Cost of revenue	$6,317	$4,111	$5,300
Research and development	55,407	32,112	38,960
Sales and marketing	29,429	28,586	40,401
General and administrative	34,647	22,448	27,046
Total non-cash stock-based compensation included in the consolidated statements of operations	$125,800	$87,257	$111,707

In March 2023 and March 2021, the Company accelerated the vesting of certain time-vesting restricted stock units that would have otherwise vested over the following six months, respectively, to take advantage of cash tax savings opportunities.

•In March 2023, this resulted in the vesting of time-vesting restricted stock units covering approximately 1.5 million shares of common stock. The Company recognized $22.6 million of compensation costs related to the accelerated vesting of these units, which is included in loss from operations in the consolidated statement of operations. Of the $22.6 million compensation costs, $0.4 million represented incremental compensation cost due to the modification and $22.1 million represented accelerated original grant date fair value compensation cost.

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

The following table provides the expected future expense for all of the Company's outstanding equity awards at March 31, 2023, by award type.

	For the years ending March 31,
	2024	2025	2026	Total
Stock options	$583	$125	$—	$708
Restricted stock units	49,579	59,676	15,304	124,559
Acuity performance plan	165	—	—	165
DataFleets acquisition consideration holdback	2,266	—	—	2,266
Employee stock purchase plan	361	—	—	361
Expected future expense	$52,954	$59,801	$15,304	$128,059

Stock Options Activity

In fiscal 2022, in connection with the acquisition of DataFleets, the Company replaced all unvested outstanding stock options held by DataFleets employees immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options. In total, the Company issued 42,154 replacement options at a weighted-average exercise price of $0.70 per share. The acquisition-date fair value of the replacement stock options was $2.9 million and was determined using a binomial lattice model. All of the replacement options require post-combination service. As a result, the $2.9 million acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the remaining service period of the replacement options.

Stock option activity for the twelve months ended March 31, 2023 was:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(In years)	(In thousands)
Outstanding at March 31, 2022	730,004	$16.28
Exercised	(200,559)	$11.06		$3,681
Forfeited or canceled	(4,534)	$2.48
Outstanding at March 31, 2023	524,911	$18.39	1.6	$1,857
Exercisable at March 31, 2023	514,870	$18.73	1.5	$1,646

The aggregate intrinsic value for options exercised in fiscal 2023, 2022, and 2021 was $3.7 million, $4.3 million, and $23.2 million, respectively.  The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on March 31, 2023.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of March 31, 2023 was:

			Options outstanding			Options exercisable
Range of				Weighted average	Weighted average		Weighted average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	40,973	5.7 years	$0.98	30,932	$1.01
$10.00	—	$19.99	182,603	2.1 years	$17.49	182,603	$17.49
$20.00	—	$24.99	301,335	0.8 years	$21.31	301,335	$21.31
			524,911	1.6 years	$18.39	514,870	$18.73

Diablo Restricted Stock Awards

During fiscal 2022, in connection with the acquisition of Diablo, the Company replaced the unvested outstanding restricted stock shares held by a Diablo employee immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. The conversion calculation resulted in issuance of 40,600 replacement restricted stock shares having an acquisition-date fair value of $1.9 million. The restricted shares vest subject to post-combination service requirements. As a result, the acquisition-date fair value is considered future compensation cost and was recognized as stock-based compensation cost over the vesting period of the awards.

Changes in the Company's restricted stock for the twelve months ended March 31, 2023 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2022	24,766	$47.29
Diablo replacement restricted stock award	—	$47.29
Vested	(24,766)	$47.29
Unvested restricted stock awards at March 31, 2023	—	$—	n/a

The total fair value of restricted stock awards vested during the twelve months ended March 31, 2023 and 2022 was $0.6 million and $0.8 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the twelve months ended March 31, 2023, the Company granted time-vesting RSUs covering 4,352,078 shares of common stock and having a fair value at the date of grant of $107.2 million. The RSUs granted in the current year primarily vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

During fiscal 2022, the Company granted time-vesting RSUs covering 3,037,440 shares of common stock and having a fair value at the date of grant of $143.4 million. The RSUs granted in fiscal 2022 primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in fiscal 2022 were units related to the Diablo and Rakam acquisitions (see Note 5). Following the closing of the Diablo acquisition, the Company granted new awards of RSUs covering 98,442 shares of common stock, and having a grant date fair value of $4.7 million, to select employees to induce them to accept employment with the Company. In connection with the Rakam acquisition, the Company extended employment agreements and granted new awards of RSUs, covering 55,927 shares of common stock having a grant date fair value of $2.6 million, to two key Rakam employees.

During fiscal 2021, the Company granted time-vesting RSUs covering 2,228,445 shares of common stock and having a fair value at the date of grant of $99.8 million. The RSUs granted in fiscal 2021 primarily vest over four years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. Included in the RSUs granted in fiscal 2021 were units related to the DataFleets acquisition. Following the closing of the DataFleets acquisition, the Company granted new awards of RSUs covering 193,595 shares of common stock, and having a grant date fair value of $13.5 million, to select employees and contractors to induce them to accept employment with the Company.

RSU activity for the twelve months ended March 31, 2023 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2022	4,176,682	$47.00	2.85
Granted	4,352,078	$24.63
Vested	(1,614,868)	$46.68
Units vested under the Company's March 2023 acceleration plan	(1,508,196)	$30.42
Forfeited or canceled	(1,395,937)	$37.07
Outstanding at March 31, 2023	4,009,759	$32.57	2.20

The total fair value of RSUs vested during the twelve months ended March 31, 2023, 2022, and 2021 was $71.5 million, $30.3 million, and $126.9 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2023 plan:
During the twelve months ended March 31, 2023, the Company granted PSUs covering 406,501 shares of common stock having a fair value at the date of grant of $10.0 million. The grants were made under two separate performance plans.

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

Fiscal 2022 plans:
During fiscal 2022, the Company granted PSUs covering 249,152 shares of common stock having a fair value at the date of grant of $12.6 million. The grants were made under three separate performance plans.

Under a special incentive performance plan, units covering 36,425 shares of common stock were granted having a fair value at the date of grant of $1.7 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 100% of the award, based on the attainment of key productivity metrics for the period beginning at the date of grant and continuing through December 31, 2023. Attainment will be measured and vesting evaluated on a quarterly basis beginning on January 1, 2023 and continuing through the end of the performance period. Through March 31, 2023, measurements have resulted in an accumulated 63% achievement, or 22,948 total earned units, under this plan. At March 31, 2023, there remains a maximum potential of 13,477 additional units eligible for attainment under the plan.

Under the fiscal 2022 TSR performance plan, units covering 63,815 shares of common stock were granted having a fair value at the date of grant of $3.8 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee and continuous employment through the vesting date.  The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2021 to March 31, 2024.

Under the fiscal 2022 operating metrics performance plan, units covering 148,912 shares of common stock were granted having a fair value at the date of grant of $7.1 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the attainment of trailing twelve-month revenue growth and EBITDA margin targets for the period from April 1, 2021 to March 31, 2024. Performance will be measured and vesting evaluated on a quarterly basis beginning with the period ending June 30, 2022 and continuing through the end of the performance period. To the extent that shares are earned in a given quarter, 50% vest immediately and 50% vest on the one-year anniversary of attainment approval, except that all earned but unvested shares will vest fully at the end of the measurement period. Through March 31, 2023, metrics measurements have resulted in an accumulated 50% achievement, or 58,312 total earned units, under this plan. As of March 31, 2023, there remains a maximum potential of 174,930 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2024.

Fiscal 2021 plans:
During the fiscal 2021, the Company granted PSUs covering 246,524 shares of common stock having a fair value at the date of grant of $10.7 million. The grants were made under two separate performance plans.

Under the fiscal 2021 TSR performance plan, units covering 73,950 shares of common stock were granted having a fair value at the date of grant of $4.2 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee and continuous employment through the vesting date.  The units may vest in a number of shares from 0% to 200% of the award, based on the total shareholder return of LiveRamp common stock compared to total shareholder return of the Russell 2000 market index for the period from April 1, 2020 to March 31, 2023. Remaining units under the fiscal 2021 TSR PSU plan, covering 59,634 shares of common stock, reached maturity of their relevant performance period at March 31, 2023. The final performance measurement resulted in 0% attainment. The units are expected to be cancelled in the first quarter of fiscal 2024 upon compensation committee approval.

Under the fiscal 2021 operating metrics performance plan, units covering 172,574 shares of common stock were granted having a fair value at the date of grant of $6.5 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the attainment of trailing twelve-month revenue growth and EBITDA margin targets for the period from April 1, 2020 to March 31, 2023. The operating metrics plan performance was measured and vesting evaluated on a quarterly basis beginning with the period ended June 30, 2021 and continuing through the end of the performance period. Through the March 31, 2023 final measurement date, an accumulated 50% achievement, or 71,666 total units were earned under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half vests one year later. The remaining 69,588 units are expected to be cancelled in the first quarter of fiscal 2024 upon compensation committee approval.

PSU activity for the twelve months ended March 31, 2023 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2022	584,468	$51.26	1.01
Granted	406,501	$24.65
Vested	(134,671)	$45.96
Forfeited or canceled	(146,709)	$61.20
Outstanding at March 31, 2023	709,589	$34.97	1.38

The total fair value of PSUs vested in the twelve months ended March 31, 2023, 2022 and 2021 was $3.0 million, $6.7 million and $8.4 million, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Performance Plan

As part of the Company's fiscal 2021 acquisition of Acuity, the Company will be obligated to pay up to an additional $5.1 million, settled in a variable number of shares of Company common stock, and subject to certain performance conditions and continued employment of each participant. Performance will be measured and vesting evaluated in three annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Through March 31, 2023, the Company has recognized a total of $4.9 million as stock-based compensation expense related to the Acuity performance earnout plan. At March 31, 2023, the recognized, but unpaid, balance in other accrued expense in the consolidated balance sheet was $1.5 million. The final annual settlement of $1.7 million is expected to occur in the second quarter of fiscal 2024.

Acquisition-related Consideration Holdback

As part of the Company's fiscal 2021 acquisition of DataFleets, $18.1 million of the acquisition consideration otherwise payable with respect to shares of DataFleets common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DataFleets key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. Through March 31, 2023, the Company has recognized a total of $12.4 million as stock-based compensation expense related to the DataFleets consideration holdback. At March 31, 2023, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the consolidated balance sheet was $0.3 million. The final annual settlement of $2.6 million is expected to occur in the fourth quarter of fiscal 2024.

As part of the Company's fiscal 2020 acquisition of Data Plus Math ("DPM"), $24.4 million of the acquisition consideration otherwise payable with respect to shares of DPM common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting is subject to the DPM key employees' continued employment through each annual vesting date and will be settled in shares of Company common stock. The final annual settlement was paid during the first quarter of fiscal 2023.

Qualified Employee Stock Purchase Plan ("ESPP")

Under the Company's ESPP, all eligible employees are permitted to authorize payroll deductions of up to the applicable ESPP and statutory limits to purchase shares of common stock. The ESPP provides for offering periods that are generally every six months. ESPP purchases generally occur on May 31st and November 30th each year. At each purchase date, employees are able to purchase shares at 85% of the lower of (1) the closing market price per share of common stock on the employee's enrollment into the applicable offering period and (2) the closing market price per share of common stock on the purchase date.

The Company calculates the fair value of the ESPP purchase right using the Black-Scholes option-pricing model. Stock-based compensation expense associated with the ESPP was $2.1 million, $1.8 million and $1.0 million for the twelve months ended March 31, 2023, 2022, and 2021, respectively.

During the twelve months ended March 31, 2023, 197,255 shares of common stock were purchased under the ESPP at a weighted-average price of $20.38 per share, resulting in cash proceeds of $4.0 million over the relevant offering periods. During the twelve months ended March 31, 2022, 103,447 shares of common stock were purchased under the ESPP at a weighted-average price of $41.44 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods. During the twelve months ended March 31, 2021, 44,980 shares of common stock were purchased under the ESPP at a weighted-average price of $41.53 per share, resulting in cash proceeds of $1.9 million over the relevant offering periods.

At March 31, 2023, there was approximately $0.4 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $4,504 and $5,730 at March 31, 2023 and March 31, 2022, respectively, reflect accumulated foreign currency translation adjustments.

15.    INCOME TAX:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	Year ended March 31,
	2023	2022	2021
Continuing operations	$5,252	$(1,242)	$(30,532)
Discontinued operations	(7,070)	—	—
	$(1,818)	$(1,242)	$(30,532)

Income tax expense (benefit) attributable to loss from continuing operations consists of (dollars in thousands):

	Year ended March 31,
	2023	2022	2021
Current:
U.S. Federal	$6,325	$(1,227)	$(28,060)
Non-U.S.	1,086	305	17
State	(2,274)	1,220	(1,071)
	5,137	298	(29,114)
Deferred:
U.S. Federal	155	(895)	(1,205)
Non-U.S.	(83)	(608)	(44)
State	43	(37)	(169)
	115	(1,540)	(1,418)
Total	$5,252	$(1,242)	$(30,532)

Income (loss) before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	Year ended March 31,
	2023	2022	2021
U.S.	$(122,994)	$(37,415)	$(122,257)
Non-U.S.	4,140	2,340	1,457
Total	$(118,854)	$(35,075)	$(120,800)

Income (loss) before income taxes, as shown above, is based on the location of the entity to which such income (losses) are attributable.  However, since such income (losses) may be subject to taxation in more than one country, the income tax expense (benefit) shown above as U.S. or non-U.S. may not correspond to the income (loss) shown above.

Below is a reconciliation of expected income tax benefit, computed by applying the U.S. federal statutory rate of 21.0% to loss before income taxes, to actual income tax expense (benefit) from continuing operations (dollars in thousands):

	Year ended March 31,
	2023	2022	2021
Computed expected income tax benefit	$(24,959)	$(7,366)	$(25,368)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(2,440)	691	(979)
Research and other tax credits	(4,363)	(3,107)	(4,635)
Nondeductible expenses	669	673	1,104
Stock-based compensation	3,486	5,576	(2,024)
Non-U.S. subsidiaries taxed at other rates	491	(364)	194
Adjustment to valuation allowances	33,197	2,520	2,230
Other, net	(829)	135	(1,054)
	$5,252	$(1,242)	$(30,532)

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. The Company carried back its fiscal 2021 NOL, resulting in an expected refund of approximately $28 million, which is included in Refundable income taxes, net on the consolidated balance sheets. The Company also carried back its fiscal 2020 NOL, resulting in a refund of approximately $33 million, which was received in fiscal 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2023 and 2022 are presented below (dollars in thousands).

	Year ended March 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$5,287	$5,682
Lease liabilities	11,613	14,090
Net operating loss carryforwards	22,504	25,737
Stock-based compensation	3,335	8,022
Nonqualified deferred compensation	2,797	3,119
Property and equipment	585	496
Tax credit carryforwards	7,779	7,588
Capitalized research and development	26,357	385
Other	253	1,351
Total deferred tax assets	80,510	66,470
Less valuation allowance	(61,152)	(37,399)
Net deferred tax assets	19,358	29,071
Deferred tax liabilities:
Prepaid expenses	(2,411)	(2,296)
Right-of-use assets	(6,011)	(13,691)
Intangible assets	(829)	(4,603)
Deferred commissions	(9,153)	(7,562)
Total deferred tax liabilities	(18,404)	(28,152)
Net deferred tax assets	$954	$919

At March 31, 2023, the Company has U.S. state net operating loss carryforwards of approximately $118.1 million, of which $16.6 million will not expire and the remainder will expire in various amounts and will completely expire if not used by 2043. The Company has foreign net operating loss carryforwards of approximately $89.8 million. Of this amount, $79.4 million will not expire. The remainder expires in various amounts and will completely expire if not used by 2031. The Company has U.S. state credit carryforwards of $9.8 million, of which $8.8 million will not expire and the remainder will expire in various amounts and will completely expire if not used by 2037.

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

Based upon the weight of available evidence, including the Company’s history of losses from continuing operations, management believes that it is not more likely than not the Company will realize the benefits of its deductible temporary differences and net operating loss and credit carryforwards. Accordingly, the Company has established a full valuation allowance against its net U.S. federal and state deferred tax assets as of March 31, 2023 and 2022, respectively.

Based upon the Company's history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions. In addition, management believes it is not more likely than not the Company will realize the benefits of certain foreign net operating loss carryforwards and has established valuation allowances in the amount of $20.8 million against deferred tax assets in such jurisdictions. No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.

The current year increase in the valuation allowance is primarily attributable to the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2023, 2022 and 2021 (dollars in thousands):

	Year ended March 31,
	2023	2022	2021
Balance at beginning of period	$23,817	$25,026	$23,400
Increases related to prior year tax positions	93	411	—
Decreases related to prior year tax positions	(522)	—	(139)
Increases related to current year tax positions	2,229	990	1,765
Settlements with taxing authorities	(166)	—	—
Lapse of statute of limitations	(3,827)	(2,610)	—
Balance at end of period	$21,624	$23,817	$25,026

Gross unrecognized tax benefits as of March 31, 2023 was $21.6 million, of which $18.6 million would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $4.8 million as of March 31, 2023. Accrued interest and penalties increased by $0.5 million during fiscal 2023. The Company does not anticipate a material reduction of unrecognized tax benefits within the next 12 months.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). Under the Inflation Reduction Act, share repurchases made after December 31, 2022 will be subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares during the fiscal year. The excise tax and other corporate income tax changes included in the Inflation Reduction Act are not expected to have a material impact on our consolidated financial statements.

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

Company contributions for the above plans amounted to approximately $11.6 million, $10.1 million, and $9.4 million in fiscal years 2023, 2022, and 2021, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $12.1 million and $15.5 million at March 31, 2023 and 2022, respectively.

17.    FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	Year ended March 31,
Revenue	2023	2022	2021
United States	$556,219	$495,765	$415,976
Foreign
Europe	32,210	26,373	22,515
APAC	7,470	6,519	4,535
Other	684	—	—
All Foreign	40,364	32,892	27,050

	$596,583	$528,657	$443,026

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31,
	2023	2022
United States	$452,555	$509,014
Foreign
Europe	1,643	4,174
APAC	3,946	4,714
All Foreign	5,589	8,888
	$458,144	$517,902

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS:

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at March 31, 2023 and March 31, 2022 that are measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$22,603	$—	$—	$22,603
Level 1:
Money market funds	439,853	—	—	439,853
Assets of non-qualified retirement plan	—	—	12,110	12,110
U.S. Treasury securities	1,992	25,307	—	27,299
Certificates of deposit	—	7,500	—	7,500
Total	$464,448	$32,807	$12,110	$509,365

	March 31, 2022
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$23,402			$23,402
Level 1:
Money market funds	576,760	—	—	576,760
Assets of non-qualified retirement plan	—	—	15,528	15,528
Certificates of deposit	—	7,500	—	7,500
Total	$600,162	$7,500	$15,528	$623,190

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $1.6 million and $5.7 million of strategic investments without readily determinable fair values at March 31, 2023 and March 31, 2022, respectively (see Note 7). These investments are included in other assets on the consolidated balance sheets. During the twelve months ended March 31, 2023, the Company recorded a $4.0 million impairment of a strategic investment that is recorded in other expense in the consolidated statement of operations. There were no impairment charges for the twelve months ended March 31, 2022.

Certain of the Company's non-financial assets were measured at fair value on a nonrecurring basis during the twelve months ended March 31, 2023, including property and equipment and right-of-use assets that were reduced to fair value when they were impaired as a result of the Company's lease-related restructuring plans. For additional information on the Company's fair value measurement in connection with the impairment of certain property and equipment and right-of-use assets associated with office facilities, see Note 3 and Note 8.