Form 10-Q
period 2023-06-30
LiveRamp Holdings, Inc.
filed 2023-08-09
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 4, 2023 was 66,189,864.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
June 30, 2023

Forward-looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the items set forth beginning in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation.  Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•our expectations regarding the impact of the Inflation Reduction Act of 2022 and other tax-related legislation on our tax position;

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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission ("SEC") on May 24, 2023 and those described from time to time in our future reports filed with the SEC;
•the possibility that, in the event a change of control of the Company is sought, certain customers may attempt to invoke provisions in their contracts allowing for termination upon a change in control, which may result in a decline in revenue and profit;

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
•the possibility that our global workforce strategy could encounter difficulty and not be as beneficial as planned;
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
•the possibility that our customers may cancel or modify their agreements with us, or may not make timely or complete payments;
•the possibility that we will not successfully meet customer contract requirements or the service levels specified in the contracts, which may result in contract penalties or lost revenue;
•the possibility that we experience processing errors that result in credits to customers, re-performance of services or payment of damages to customers;
•the possibility that our performance may decline and we lose advertisers and revenue as the use of "third-party cookies" or other tracking technology continues to be pressured by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users' devices, or our customers' ability to use data on our platform is otherwise restricted;
•general and global negative conditions, risk of recession, rising interest rates, the military conflict between Russia and Ukraine, capital markets volatility, bank failures, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2023	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$470,773	$464,448
Short-term Investments	33,099	32,807
Trade accounts receivable, net	173,083	157,379
Refundable income taxes, net	—	28,897
Other current assets	29,091	31,028
Total current assets	706,046	714,559

Property and equipment, net of accumulated depreciation and amortization	6,055	7,085
Intangible assets, net	6,578	9,868
Goodwill	363,178	363,116
Deferred commissions, net	36,944	37,030
Other assets, net	45,130	41,045
	$1,163,931	$1,172,703
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$74,077	$86,568
Accrued payroll and related expenses	23,929	33,434
Other accrued expenses	39,322	35,736
Deferred revenue	27,267	19,091
Income taxes payable	7,782	—
Total current liabilities	172,377	174,829

Other liabilities	73,023	71,798
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,455	15,399
Additional paid-in capital	1,873,935	1,855,916
Retained earnings	1,300,705	1,302,291
Accumulated other comprehensive income	4,565	4,504
Treasury stock, at cost	(2,276,129)	(2,252,034)
Total stockholders' equity	918,531	926,076
	$1,163,931	$1,172,703

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2023	2022
Revenues	$154,069	$142,243
Cost of revenue	45,621	41,021
Gross profit	108,448	101,222
Operating expenses:
Research and development	34,519	47,661
Sales and marketing	44,879	51,280
General and administrative	26,664	27,144
Gains, losses and other items, net	116	739
Total operating expenses	106,178	126,824
Income (loss) from operations	2,270	(25,602)
Total other income, net	4,849	699
Income (loss) from operations before income taxes	7,119	(24,903)
Income tax expense	8,705	2,315
Net loss	$(1,586)	$(27,218)

Basic loss per share	$(0.02)	$(0.40)

Diluted loss per share	$(0.02)	$(0.40)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2023	2022
Net loss	$(1,586)	$(27,218)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	61	(1,929)
Comprehensive loss	$(1,525)	$(29,147)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2023
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2023	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2023	153,987,784	$15,399	$1,855,916	$1,302,291	$4,504	(87,372,837)	$(2,252,034)	$926,076
Employee stock awards, benefit plans and other issuances	278,864	28	5,545	—	—	(159,830)	(3,892)	1,681
Non-cash stock-based compensation	12,320	1	12,501	—	—	—	—	12,502
Restricted stock units vested	272,660	27	(27)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(834,600)	(20,203)	(20,203)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	61	—	—	61
Net loss	—	—	—	(1,586)	—	—	—	(1,586)
Balances at June 30, 2023	154,551,628	$15,455	$1,873,935	$1,300,705	$4,565	(88,367,267)	$(2,276,129)	$918,531

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,586)	$(27,218)
Non-cash operating activities:
Depreciation and amortization	4,039	5,741
Loss (gain) on disposal or impairment of assets	308	(5)
Provision for doubtful accounts	(219)	997
Deferred income taxes	47	187
Non-cash stock compensation expense	13,292	24,225
Changes in operating assets and liabilities:
Accounts receivable, net	(14,391)	(7,733)
Deferred commissions	86	(369)
Other assets	5,008	4,352
Accounts payable and other liabilities	(25,225)	(34,557)
Income taxes, net	37,236	2,131
Deferred revenue	7,098	(1,120)
Net cash provided by (used in) operating activities	25,693	(33,369)

Cash flows from investing activities:
Capital expenditures	(53)	(1,741)
Purchases of strategic investments	(500)	—
Net cash used in investing activities	(553)	(1,741)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	5,573	4,589
Shares repurchased for tax withholdings upon vesting of stock-based awards	(3,892)	(582)
Acquisition of treasury stock	(20,203)	(60,053)
Net cash used in financing activities	(18,522)	(56,046)
Net cash provided by (used in) continuing operations	6,618	(91,156)

Effect of exchange rate changes on cash	(293)	(752)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended
	June 30,
	2023	2022

Net change in cash and cash equivalents	6,325	(91,908)
Cash and cash equivalents at beginning of period	464,448	600,162
Cash and cash equivalents at end of period	$470,773	$508,254

Supplemental cash flow information:
Cash paid (received) for income taxes, net	$(28,653)	$4
Cash paid for operating lease liabilities	2,459	2,156
Operating lease assets obtained in exchange for operating lease liabilities	10,565	—
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(4,486)	—
Purchases of property, plant and equipment remaining unpaid at period end	—	1,666

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“2023 Annual Report”), as filed with the SEC on May 24, 2023.  This quarterly report and the accompanying condensed consolidated financial statements should be read in connection with the 2023 Annual Report.  The financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2024.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2023 Annual Report.

Accounting Pronouncements Adopted During the Current Year

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There were no material accounting pronouncements applicable to the Company

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2023	2022
Basic loss per share:
Net loss	$(1,586)	$(27,218)

Basic weighted-average shares outstanding	66,497	68,403

Basic loss per share	$(0.02)	$(0.40)

Diluted loss per share:
Basic weighted-average shares outstanding	66,497	68,403
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	—	—
Diluted weighted-average shares outstanding	66,497	68,403

Diluted loss per share	$(0.02)	$(0.40)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 0.9 million and 0.8 million in the three months ended June 30, 2023 and 2022, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended
	June 30,
	2023	2022
Number of shares underlying restricted stock units	2,708	3,591

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

During the three months ended June 30, 2023, the Company repurchased 0.8 million shares of its common stock for $20.2 million under the modified common stock repurchase program.  Through June 30, 2023, the Company had repurchased a total of 36.5 million shares of its stock for $902.4 million under the program, leaving remaining capacity of $197.6 million.

Accumulated other comprehensive income balances of $4.6 million and $5.7 million at June 30, 2023 and March 31, 2023, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the three months ended June 30,
Primary Geographical Markets	2023	2022
United States	$144,166	$132,069
Europe	8,137	8,289
Asia-Pacific ("APAC")	1,555	1,885
Other	211	—
	$154,069	$142,243

Major Offerings/Services
Subscription	$121,882	$115,733
Marketplace and Other	32,187	26,510
	$154,069	$142,243

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $497.2 million as of June 30, 2023, of which $350.7 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2027.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	June 30, 2023	March 31, 2023
Right-of-use assets included in other assets, net	$29,155	$24,604
Short-term lease liabilities included in other accrued expenses	$9,356	$9,929
Long-term lease liabilities included in other liabilities	$37,712	$37,243

Supplemental balance sheet information:
Weighted average remaining lease term	5.9 years	5.6 years
Weighted average discount rate	5.0%	3.5%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2030. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $2.1 million and $3.1 million for the three months ended June 30, 2023, and 2022, respectively.

The following table presents future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of June 30, 2023. The amount for fiscal 2024 represents the remaining nine months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands):

Amount
Fiscal 2024	$7,349
Fiscal 2025	9,371
Fiscal 2026	8,563
Fiscal 2027	8,265
Fiscal 2028	8,454
Thereafter	12,828
Total undiscounted lease commitments	54,830
Less: Interest and short-term leases	7,762
Total discounted operating lease liabilities	$47,068

Future minimum payments as of June 30, 2023 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2024: $2,024; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

5.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 45.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At June 30, 2023, there were a total of 3.4 million shares available for future grants under the plans.

During the quarter ended June 30, 2023, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the plan by 4.0 million shares. The amendment is subject to shareholder approval at the August 2023 annual shareholders' meeting (the "2023 Annual Meeting"). If approved by shareholders at the 2023 Annual Meeting, this will bring the plan shares from 42.4 million shares at March 31, 2023 to 46.4 million shares beginning in the quarter ended September 30, 2023 and will bring the total number of shares reserved for issuance since inception of all plans from 45.0 million shares at March 31, 2023 to 49.0 million shares beginning in the quarter ended September 30, 2023.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the three months ended June 30, 2023 and 2022, by award type, was (dollars in thousands):

	For the three months ended
	June 30,
	2023	2022
Stock options	$173	$309
Restricted stock units	11,567	19,062
Diablo restricted stock awards	—	127
Data Plus Math ("DPM") acquisition consideration holdback	—	2,030
Acuity performance plan	142	354
DataFleets acquisition consideration holdback	648	1,511
Employee stock purchase plan	449	480
Directors stock-based compensation	313	352
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	13,292	24,225
Less expense related to liability-based equity awards	(790)	(4,468)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$12,502	$19,757

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the three months ended
	June 30,
	2023	2022
Cost of revenue	$629	$1,163
Research and development	5,077	11,656
Sales and marketing	3,736	5,884
General and administrative	3,850	5,522
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$13,292	$24,225

The following table provides the expected future expense for all of the Company's outstanding equity awards at June 30, 2023, by award type. The amount for fiscal 2024 represents the remaining nine months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2024	2025	2026	2027	Total
Stock options	$372	$125	$—	$—	$497
Restricted stock units	50,994	74,468	25,169	633	151,264
Acuity performance plan	24	—	—	—	24
DataFleets acquisition consideration holdback	1,619	—	—	—	1,619
Employee stock purchase plan	598	—	—	—	598
Expected future expense	$53,607	$74,593	$25,169	$633	$154,002

Stock Options Activity

Stock option activity for the three months ended June 30, 2023 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2023	524,911	$18.39
Exercised	(140,046)	$20.90		$486
Forfeited or canceled	(1,027)	$10.24
Outstanding at June 30, 2023	383,838	$17.50	1.8	$4,245
Exercisable at June 30, 2023	376,904	$17.80	1.7	$4,054

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on June 30, 2023.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of June 30, 2023 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	36,585	5.0 years	$0.99	29,651	$0.99
$10.00	—	$19.99	182,603	1.9 years	$17.49	182,603	$17.49
$20.00	—	$24.99	164,650	1.0 years	$21.18	164,650	$21.18
			383,838	1.8 years	$17.50	376,904	$17.80

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the three months ended June 30, 2023, the Company granted time-vesting RSUs covering 1,336,473 shares of common stock and having a fair value at the date of grant of $33.4 million. Of the RSUs granted in the current year, 552,982 vest over three years and 783,491 vest over two years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the three months ended June 30, 2023 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2023	4,009,759	$32.57	2.20
Granted	1,336,473	$25.01
Vested	(243,600)	$32.54
Forfeited or canceled	(193,374)	$35.31
Outstanding at June 30, 2023	4,909,258	$30.41	2.06

The total fair value of RSUs vested during the three months ended June 30, 2023 was $6.3 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2024 plan:
During the three months ended June 30, 2023, the Company granted PSUs covering 539,740 shares of common stock having a fair value at the date of grant of $13.7 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 161,920 shares of common stock were granted having a fair value at the date of grant of $4.1 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2023 to March 31, 2026.

Under the operating metrics performance plan, units covering 377,820 shares of common stock were granted having a fair value at the date of grant of $9.6 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2024, 2025, and 2026. To the extent that shares are earned, 50% vest immediately and 50% vest on the one-year anniversary of attainment approval.

Fiscal 2023 plan:
Units under the Company's fiscal 2023 TSR performance plan, net of forfeitures, covering 101,931 shares of common stock will reach maturity of their relevant performance period at March 31, 2025. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2022 to March 31, 2025.

Units under the Company's fiscal 2023 operating metrics performance plan, net of forfeitures, covering 237,837 shares of common stock will reach maturity of their relevant performance period at March 31, 2025. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2023, 2024, and 2025. To the extent that shares are earned, 50% vest immediately and 50% vest on the one-year anniversary of attainment approval.

Fiscal 2022 plans:
Units under the Company's fiscal 2022 special incentive performance plan covering 36,425 shares of common stock will be measured and vesting evaluated on a quarterly basis beginning on January 1, 2023 and continuing through the December 31, 2023 end of the performance period. Through June 30, 2023, measurements have resulted in an accumulated 70% achievement, or 25,483 total earned units, under this plan. At June 30, 2023, there remains a maximum potential of 10,942 additional units eligible for attainment under the plan.

Units under the Company's fiscal 2022 TSR performance plan, net of forfeitures, covering 41,298 shares of common stock will reach maturity of their relevant performance period at March 31, 2024. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2021 to March 31, 2024.

The initial measurement date for the fiscal 2022 operating metrics performance plan was June 30, 2022. Through June 30, 2023, performance metrics have resulted in an accumulated 50% achievement, or 53,249 total earned units, net of forfeitures, under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half will vest one year later. As of June 30, 2023, there remains a maximum potential, net of forfeitures, of 144,552 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2024.

PSU activity for the three months ended June 30, 2023 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2023	709,589	$34.97	1.01
Granted	539,740	$25.37
Vested	(25,134)	$47.25
Forfeited or canceled	(219,823)	$40.35
Outstanding at June 30, 2023	1,004,372	$28.33	2.16

The total fair value of PSUs vested in the three months ended June 30, 2023 was $0.6 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Performance Plan

Through June 30, 2023, the Company has recognized a total of $5.1 million as stock-based compensation expense related to the Acuity performance earnout plan. At June 30, 2023, the recognized, but unpaid, balance in other accrued expense in the condensed consolidated balance sheet was $1.7 million. The next and final annual settlement of $1.7 million is expected to occur in the second quarter of fiscal 2024.

Acquisition-related Consideration Holdback

Through June 30, 2023, the Company has recognized a total of $13.1 million as stock-based compensation expense related to the DataFleets consideration holdback. At June 30, 2023, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $1.0 million. The next and final annual settlement of $2.6 million is expected to occur in the fourth quarter of fiscal 2024.

Qualified Employee Stock Purchase Plan ("ESPP")

During the three months ended June 30, 2023, 138,818 shares of common stock were purchased under the ESPP at a weighted-average price of $19.06 per share, resulting in cash proceeds of $2.6 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.4 million for the three months ended June 30, 2023. At June 30, 2023, there was approximately $0.6 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2023	March 31, 2023
Prepaid expenses and other	$16,283	$18,918
Assets of non-qualified retirement plan	12,808	12,110
Other current assets	$29,091	$31,028

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2023	March 31, 2023
Long-term prepaid revenue share	$8,859	$9,659
Right-of-use assets (see Note 4)	29,155	24,604
Deferred tax asset	1,247	1,253
Deposits	3,403	3,452
Strategic investments	2,100	1,600
Other miscellaneous noncurrent assets	366	477
Other assets, net	$45,130	$41,045

7.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	June 30, 2023	March 31, 2023
Leasehold improvements	$25,247	$25,262
Data processing equipment	5,400	6,537
Office furniture and other equipment	7,280	7,594
	37,927	39,393
Less accumulated depreciation and amortization	31,872	32,308
Property and equipment, net of accumulated depreciation and amortization	$6,055	$7,085

Depreciation expense on property and equipment was $0.8 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively.

8.    GOODWILL:

Changes in goodwill for the three months ended June 30, 2023 were as follows (dollars in thousands):

Total
Balance at March 31, 2023	$363,116
Change in foreign currency translation adjustment	62
Balance at June 30, 2023	$363,178

Goodwill by geography as of June 30, 2023 was:

Total
U.S.	$360,158
APAC	3,020
Balance at June 30, 2023	$363,178

9.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	June 30, 2023	March 31, 2023
Developed technology, gross	$72,095	$72,095
Accumulated amortization	(65,561)	(63,658)
Net developed technology	$6,534	$8,437

Customer relationship/trade name, gross	$34,384	$34,384
Accumulated amortization	(34,340)	(33,953)
Net customer/trade name	$44	$431

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(15,000)
Net publisher/data supply relationships	$—	$1,000

Total intangible assets, gross	$122,479	$122,479
Total accumulated amortization	(115,901)	(112,611)
Total intangible assets, net	$6,578	$9,868

Total amortization expense related to intangible assets was $3.3 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2024 represents the remaining nine months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2024	$3,557
2025	3,021
$6,578

10.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2023	March 31, 2023
Liabilities of non-qualified retirement plan	$12,808	$12,110
Short-term lease liabilities (see Note 4)	9,356	9,929
Acuity performance earnout liability (see Note 5)	1,676	1,535
DataFleets consideration holdback (see Note 5)	972	324
Rakam consideration holdback	—	223
Other miscellaneous accrued expenses	14,510	11,615
Other accrued expenses	$39,322	$35,736

11.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	June 30, 2023	March 31, 2023
Uncertain tax positions	$24,046	$23,427
Long-term lease liabilities (see Note 4)	37,712	37,243
Lease restructuring accruals	4,548	5,713
Deferred tax liabilities	339	298
Other	6,378	5,117
Other liabilities	$73,023	$71,798

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the three months ended June 30, 2023	$9,344	$(219)	$53	$(770)	$8,408

13.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the three months ended June 30, 2023. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statements of operations. The reserve balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2023	$759	$4,873	$5,632
Restructuring charges and adjustments	88	—	88
Payments	(686)	(917)	(1,603)
Balances at June 30, 2023	$161	$3,956	$4,117

Employee-related Restructuring Plans

During the three months ended June 30, 2023, the Company recorded a total of $0.1 million in employee-related restructuring charges and adjustments. The expense included adjustments to the fiscal 2021 associate-related restructuring plans for associates in the United States and Europe.

In fiscal 2023, the Company recorded a total of $7.8 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges primarily in the United States. Of the $7.8 million employee-related charges, $0.1 million remained accrued as of June 30, 2023 and are expected to be paid out during fiscal 2024.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the associate-related charges of $1.7 million, $0.1 million remained accrued as of June 30, 2023 and are expected to be paid out during fiscal 2024.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in impairment charges totaling $24.6 million during the second, third, and fourth quarters of fiscal 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $20.5 million, and the associated furniture, equipment, and leasehold improvements of $4.1 million. Additionally, the Company recorded $2.9 million in lease-related restructuring charges and adjustments that covered other obligations related to the leased office spaces in San Francisco and Phoenix. Of the $2.9 million lease-related charges, $2.1 million remained accrued as of June 30, 2023 and will be satisfied over the remainder of the San Francisco lease terms, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through June 30, 2023, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $1.9 million remained accrued at June 30, 2023.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Employee-related restructuring plan charges and adjustments	$88	$739
Lease termination adjustments	28	—
	$116	$739

14.     COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings that arise in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company's condensed consolidated financial statements and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertinent to a particular matter. In management’s opinion, the Company has made appropriate and adequate accruals for these matters, and management believes the probability of a material loss beyond the amounts accrued to be remote. However, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s condensed consolidated financial condition or results of operations. The Company maintains insurance coverage above certain limits.

Commitments

The following table presents the Company’s purchase commitments at June 30, 2023.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $24.0 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2024 represents the remaining nine months ending March 31, 2024. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2024	2025	2026	2027	2028	Total
Purchase commitments	$72,606	$79,025	$10,754	$4,081	$3,375	$169,841

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation, capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences as well as net operating loss and tax credit carryforwards. As of June 30, 2023, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”). Under the Act, share repurchases made after December 31, 2022 are subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares during the fiscal year. The excise tax and other corporate income tax changes included in the Act did not have, and are not expected to have, a material impact on our condensed consolidated financial statements.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at June 30, 2023 and March 31, 2023 that are measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2023
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$28,113	$—	$—	$28,113
Level 1:
Money market funds	442,660	—	—	442,660
Assets of non-qualified retirement plan	—	—	12,808	12,808
U.S. Treasury securities	—	25,599	—	25,599
Certificates of deposit	—	7,500	—	7,500
Total	$470,773	$33,099	$12,808	$516,680

	March 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$22,603	$—	$—	$22,603
Level 1:
Money market funds	439,853	—	—	439,853
Assets of non-qualified retirement plan	—	—	12,110	12,110
U.S. Treasury securities	1,992	25,307	—	27,299
Certificates of deposit	—	7,500	—	7,500
Total	$464,448	$32,807	$12,110	$509,365

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $2.1 million and $1.6 million of strategic investments without readily determinable fair values at June 30, 2023 and March 31, 2023, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the three months ended June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in consumer privacy, data ethics and foundational identity, LiveRamp offers a connected view with clarity and context for building a connected customer view with unmatched clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global customer base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct customer list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, retail, automotive, telecommunications, high tech, consumer packaged goods, healthcare, travel, entertainment and non-profit. Through our expansive partner ecosystem we serve thousands of additional companies, unlocking access to unique customer moments and creating powerful network effects.

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

Sources of Revenues

LiveRamp recognizes revenue from the following sources: (i) Subscription revenue, which consists primarily of subscription fees from customers accessing our platform; and (ii) Marketplace and Other revenue, which primarily consists of revenue-sharing fees generated from data transactions through our LiveRamp Data Marketplace, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers.

LiveRamp Data Collaboration Platform

As depicted in the graphic below, we power the industry’s leading enterprise platform for data collaboration. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. At the core of our platform is an omnichannel, deterministic identity resolution technology that offers unparalleled accuracy, breadth, and depth. Leveraging deep expertise in data collaboration, the LiveRamp Data Collaboration platform (formerly branded as Safe Haven) enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. This single customer view can then be enhanced and activated across any of the over 500 partners in our ecosystem in order to support a variety of people-based marketing solutions, including:

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

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from the LiveRamp Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for DII gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph powered by our Authenticated Traffic Solution (or "ATS") associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform personalized segmentation, targeting, and measurement in use cases that require a consistent view of the user. There are currently more than 165 supply-side platforms and demand-side platforms live or committed to bid on RampID or ATS. In addition, to date more than 14,000 publisher domains, and over 70% of the comScore 100 largest digital publishers, have adopted ATS.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 915 direct customers world-wide, including approximately 25% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

•Data Sellers. Leveraging our vast network of integrations, we allow data sellers to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to customers or made available through the LiveRamp Data Marketplace feature. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to customers and create incremental revenue streams. Leveraging our common identity system and broad integration network, the Data Marketplace seamlessly connects data sellers’ audience data across the marketing ecosystem. The Data Marketplace enables data sellers to easily monetize their data across hundreds of marketing platforms and publishers. At the same time, it provides a single platform where data buyers, including platforms and publishers, in addition to brands and their agencies, access third-party data from more than 200 data sellers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

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

Summary Results and Notable Events

A financial summary of the quarter ended June 30, 2023 compared to the same period in fiscal 2023 is presented below:
•Revenues were $154.1 million, an 8.3% increase from $142.2 million.
•Cost of revenue was $45.6 million, an 11.2% increase from $41.0 million.
•Gross margin decreased to 70.4% from 71.2%.
•Total operating expenses were $106.2 million, a 16.3% decrease from $126.8 million.
•Cost of revenue and operating expenses for fiscal 2024 and 2023 included the following items:
◦Non-cash stock compensation of $13.3 million and $24.2 million, respectively (cost of revenue of $0.6 million and $1.2 million, respectively, and operating expenses of $12.7 million and $23.1 million, respectively)
◦Purchased intangible asset amortization of $3.3 million and $4.6 million, respectively (cost of revenue)
◦Transformation costs of $1.9 million in fiscal 2024 (general and administrative)
◦Restructuring charges of $0.1 million and $0.7 million, respectively (gains, losses, and other)
•Total other income, net was $4.8 million, an increase of $4.2 million from $0.7 million.
•Net loss was $1.6 million, or $0.02 per diluted share compared to $27.2 million, or $0.40 per diluted share.
•Net cash provided by operating activities was $25.7 million compared to net cash used of $33.4 million. Current period operating cash flow included a $29.2 million Internal Revenue Service refund related to fiscal 2021.
•The Company repurchased 0.8 million shares of its common stock for $20.2 million compared to 2.1 million shares for $60.1 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal quarter ended June 30, 2023 compared to the same period in fiscal 2023, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

			% Change	% Change
	June 30, 2023	June 30, 2022	June 30, 2023 from June 30, 2022	June 30, 2022 from June 30, 2021

Subscription net retention	98%	113%	(13.3)%	9.7%
Annualized recurring revenue	$426.1	$409.4	4.1%	19.9%
Remaining performance obligation	$497.2	$398.0	24.9%	6.2%
Current remaining performance obligation	$350.7	$295.5	18.7%	15.3%
Subscription CRPO	$309.1	$266.4	16.0%	12.6%

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

The decrease in SNR at June 30, 2023 compared to June 30, 2022 was primarily attributable to downsell and churn activity offsetting customer upsell revenue, as well as lower contribution from variable usage. The increase in downsell and churn activity was driven in part by budget and economic pressures on our customers.

Annualized Recurring Revenue

Annualized Recurring Revenue (“ARR”) is defined as the last month of quarter recurring revenue annualized. Recurring revenue is fixed and contracted subscription revenue and does not include any variable or non-recurring revenue amounts. We believe ARR provides important information about our future revenue potential, our ability to acquire new customers, and our ability to maintain and expand our relationship with existing customers. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure.

Our ARR growth of 4.1% was primarily attributable to new customer revenue as growth from existing customer upsell was more than offset by downsell and churn. The decline compared to the 19.9% growth in the previous year is due to similar reasons as those resulting in SNR declines, namely downsell and churn from customers due in part to budget pressures as well as lower contribution from new customer activity and existing customer upsell activity.

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

While the Company believes RPO, CRPO, and Subscription CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO, CRPO, and Subscription CRPO to manage the business and evaluate performance. RPO increased due to several large, multi-year renewals, including one with one of our largest customers. CRPO and Subscription CRPO growth was due to new customer additions, as well as the multi-year renewals.

Based on the year-over-year decline in annual growth rates for certain of these key metrics, in particular ARR and SNR, the Company expects subscription revenue growth in fiscal year 2024 continuing to be lower than rates of growth experienced in fiscal year 2023.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2023	2022	Change
Revenues	$154,069	$142,243	8
Cost of revenue	45,621	41,021	11
Gross profit	108,448	101,222	7
Total operating expenses	106,178	126,824	(16)
Income (loss) from operations	2,270	(25,602)	109
Total other income, net	$4,849	$699	594
Net loss	$(1,586)	$(27,218)	94
Diluted loss per share	$(0.02)	$(0.40)	94

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2023	2022	Change
Revenues:
Subscription	$121,882	$115,733	5
Marketplace and Other	32,187	26,510	21
Total revenues	$154,069	$142,243	8

Total revenues for the three months ended June 30, 2023 were $154.1 million, an $11.8 million or 8.3% increase compared to the same period a year ago. The increase was primarily due to Subscription revenue growth of $6.1 million, or 5.3%, primarily due to new logo deals, upsell to existing customers and higher variable revenue of approximately $0.9 million. Marketplace and Other revenue increased $5.7 million, or 21.4%, primarily due to Data Marketplace growth. On a geographic basis, U.S. revenue increased $12.1 million, or 9.2%. International revenue decreased $0.3 million, or 2.7%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2023	2022	Change
Cost of revenue	$45,621	$41,021	11
Gross profit	$108,448	$101,222	7
Gross margin (%)	70.4%	71.2%	(1)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $45.6 million for the three months ended June 30, 2023, a $4.6 million, or 11.2%, increase from the same period a year ago. Gross margins decreased to 70.4% from 71.2% in the prior year due to revenue increases offset partially by an increase in cost of revenue primarily from cloud infrastructure costs (increased $4.1 million). U.S. gross margins decreased to 72.2% from 72.4%, and International gross margins decreased to 43.3% from 54.8%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2023	2022	Change
Operating expenses:
Research and development	$34,519	$47,661	(28)
Sales and marketing	44,879	51,280	(12)
General and administrative	26,664	27,144	(2)
Gains, losses and other items, net	116	739	(84)
Total operating expenses	$106,178	$126,824	(16)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $34.5 million for the three months ended June 30, 2023, a decrease of $13.1 million, or 27.6% compared to the same period a year ago, and are 22.4% of total revenues compared to 33.5% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $6.6 million), headcount related and incentive compensation costs (employee-related expenses decreased $4.4 million as a result of the headcount reduction that occurred in the quarter ended December 31, 2022) and professional services (decreased $0.3 million). The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $44.9 million for the three months ended June 30, 2023, a decrease of $6.4 million, or 12.5%, compared to the same period a year ago, and are 29.1% of total revenues compared to 36.1% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $2.1 million), marketing expenses (decreased $1.4 million), administrative expenses (decreased $1.3 million as a result of a lower bad debt provision) and professional services (decreased $1.2 million). Employee-related expenses were relatively flat. The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $26.7 million for the three months ended June 30, 2023, a decrease of $0.5 million, or 1.8% compared to the same period a year ago, and are 17.3% of total revenues compared to 19.1% in the prior year. The decrease is primarily due to decreases in stock-based compensation expense (decreased $1.7 million) and professional services (decreased $0.7 million), offset partially by an increase in transformation costs ($1.9 million in the current quarter as compared to no costs in the prior year quarter). The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities and current period forfeitures. Transformation costs are third-party costs incurred associated with the assessment of strategic and operating plans, including the Company’s long-term location strategy, in response to recent macroeconomic conditions. The Company does not expect to incur additional transformation costs in the remainder of this fiscal year. Employee-related expenses were relatively flat as the impact of the previous year headcount reductions was offset by higher incentive compensation.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $0.1 million for the three months ended June 30, 2023, a decrease of $0.6 million compared to the same period a year ago. The current quarter and prior year quarter amount related to termination benefits for employees whose positions were eliminated.

Income (Loss) from Operations and Operating Margin

Income from operations was $2.3 million for the three months ended June 30, 2023 compared to loss from operations of $25.6 million in the same period a year ago. Operating margin was positive 1.5% compared to negative 18.0% in the prior year. Margins were positively impacted by revenue growth, and operating expense reduction related to the prior year headcount reduction and accelerated vesting of awards.

Other Income and Income Taxes

Other income was $4.8 million for the three months ended June 30, 2023 compared to $0.7 million in the same period a year ago. The increase is primarily attributable to higher interest rates on invested cash and short-term investments.

Income tax expense was $8.7 million on pretax income of $7.1 million for the three months ended June 30, 2023, resulting in a 122% effective tax rate. This compares to a prior year income tax expense of $2.3 million on pretax loss of $24.9 million, or a negative 9% effective tax rate. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, for which a future tax benefit has not been recorded due to the valuation allowance.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At June 30, 2023, approximately $22.9 million of the total cash balance of $470.8 million, or approximately 4.9%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $173.1 million at June 30, 2023, an increase of $15.7 million, compared to $157.4 million at March 31, 2023. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 102 days at June 30, 2023, compared to 95 days at March 31, 2023. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and Other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2023, DSO at June 30, 2023 was negatively impacted by approximately 3 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at June 30, 2023 totaled $533.7 million, a $6.1 million decrease when compared to $539.7 million at March 31, 2023.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the three months ended June 30,
	2023	2022

Net cash provided by (used in) operating activities	$25,693	$(33,369)
Net cash used in investing activities	$(553)	$(1,741)
Net cash used in financing activities	$(18,522)	$(56,046)

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our customers, and related payments to our suppliers and employees. The timing of cash receipts from customers and payments to suppliers can significantly impact our cash flows from operating activities. Our collection and payment cycles can vary from period to period.

In the three months ended June 30, 2023, net cash provided by operating activities of $25.7 million resulted primarily from net earnings adjusted for non-cash items of $15.9 million and net cash provided by operating assets and liabilities of $9.8 million. Net cash provided by operating assets and liabilities was primarily related to a $29.2 million Internal Revenue Service refund related to fiscal 2021, an increase in deferred revenue of $7.1 million and an increase in other assets of $5.0 million, offset partially by an increase in accounts payable and other liabilities of $25.2 million and accounts receivable of $14.4 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

In the three months ended June 30, 2022, net cash used in operating activities of $33.4 million resulted primarily from net loss adjusted for non-cash items of $3.7 million offset by net cash used by operating assets and liabilities of $37.1 million. Net cash used by operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $34.6 million and an increase in accounts receivable of $7.7 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

Investing Activities

Our primary investing activities have historically consisted of capital expenditures. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the three months ended June 30, 2023, net cash used in investing activities of $0.6 million consisted of the purchase of a strategic investment of $0.5 million and capital expenditures of $0.1 million.

In the three months ended June 30, 2022, net cash used in investing activities consisted of capital expenditures of $1.7 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In the three months ended June 30, 2023, net cash used in financing activities was $18.5 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $20.2 million (0.8 million shares) and $3.9 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $5.6 million from the sale of common stock from our equity compensation plans.

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

During the three months ended June 30, 2023, the Company repurchased 0.8 million shares of its common stock for $20.2 million under the modified common stock repurchase program.  Through June 30, 2023, the Company had repurchased a total of 36.5 million shares of its common stock for $902.4 million under the program, leaving remaining capacity of $197.6 million.

Pursuant to the Inflation Reduction Act of 2022, share repurchases made after December 31, 2022 are subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares during the fiscal year. The excise tax and other corporate income tax changes included in the Act did not have, and are not expected to have, a material impact on our condensed consolidated financial statements..

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at June 30, 2023 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $24.0 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2024 represent the remaining nine months ending March 31, 2024. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$7,349	$9,371	$8,563	$8,265	$8,454	$12,828	$54,830

Future minimum payments as of June 30, 2023 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2024: $2,024; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2024	2025	2026	2027	2028	Total
Purchase commitments	$72,606	$79,025	$10,754	$4,081	$3,375	$169,841

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 ("2023 Annual Report"), as filed with the SEC on May 24, 2023.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the Company’s 2023 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis filed as part of the Company's 2023 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the Company's 2023 Annual Report other than as described in the Accounting Pronouncements Adopted during the Current Year section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements accompanying this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2023, as compared with those discussed in the Company's 2023 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is set forth under Note 14, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in the Company's 2023 Annual Report, remain current in all material respects. The risk factors in our 2023 Annual Report do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	258,600	$22.94	258,600	$211,894,320
May 1, 2023 - May 31, 2023	281,000	$24.45	281,000	$205,023,229
June 1, 2023 - June 30, 2023	295,000	$25.08	295,000	$197,624,391
Total	834,600	$—	834,600

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on December 20, 2022.  Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. Through June 30, 2023, the Company had repurchased a total of 36.5 million shares of its stock for $902.4 million, leaving remaining capacity of $197.6 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable

b. Not applicable.

c. During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2023, (v) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2022, (vi) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2023 and 2022, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: August 9, 2023	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Interim Chief Financial Officer, Senior Vice President of Finance and Investor Relations
(principal financial and accounting officer)