Form 10-Q
period 2023-09-30
LiveRamp Holdings, Inc.
filed 2023-11-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of November 3, 2023 was 65,510,871.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
September 30, 2023

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
•the possibility that we fail to keep up with rapidly changing technology practices in our products and services or that expected benefits from utilization of technological innovations may not be realized as soon as expected or at all;
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
•general and global negative conditions, risk of recession, rising interest rates, the military conflicts in Europe and the Middle East, capital markets volatility, bank failures, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2023	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$492,169	$464,448
Short-term Investments	31,920	32,807
Trade accounts receivable, net	174,703	157,379
Refundable income taxes, net	—	28,897
Other current assets	29,054	31,028
Total current assets	727,846	714,559

Property and equipment, net of accumulated depreciation and amortization	5,574	7,085
Intangible assets, net	5,361	9,868
Goodwill	360,016	363,116
Deferred commissions, net	39,937	37,030
Other assets, net	41,785	41,045
	$1,180,519	$1,172,703
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$79,344	$86,568
Accrued payroll and related expenses	35,331	33,434
Other accrued expenses	37,133	35,736
Deferred revenue	20,978	19,091
Income taxes payable	13,911	—
Total current liabilities	186,697	174,829

Other liabilities	71,964	71,798
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,473	15,399
Additional paid-in capital	1,889,178	1,855,916
Retained earnings	1,305,568	1,302,291
Accumulated other comprehensive income	3,567	4,504
Treasury stock, at cost	(2,291,928)	(2,252,034)
Total stockholders' equity	921,858	926,076
	$1,180,519	$1,172,703

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$159,871	$147,099	$313,940	$289,342
Cost of revenue	41,212	42,304	86,833	83,325
Gross profit	118,659	104,795	227,107	206,017
Operating expenses:
Research and development	33,733	46,139	68,252	93,800
Sales and marketing	44,135	45,949	89,014	97,229
General and administrative	26,009	28,718	52,673	55,862
Gains, losses and other items, net	6,574	13,111	6,690	13,850
Total operating expenses	110,451	133,917	216,629	260,741
Income (loss) from operations	8,208	(29,122)	10,478	(54,724)
Total other income, net	6,431	2,248	11,280	2,947
Income (loss) from continuing operations before income taxes	14,639	(26,874)	21,758	(51,777)
Income tax expense	10,163	3,562	18,868	5,877
Net earnings (loss) from continuing operations	4,476	(30,436)	2,890	(57,654)
Earnings from discontinued operations, net of tax	387	—	387	—
Net earnings (loss)	$4,863	$(30,436)	$3,277	$(57,654)

Basic earnings (loss) per share
Continuing operations	$0.07	$(0.45)	$0.04	$(0.85)
Discontinued operations	0.01	—	0.01	—
Basic earnings (loss) per share	$0.07	$(0.45)	$0.05	$(0.85)

Diluted earnings (loss) per share
Continuing operations	$0.07	$(0.45)	$0.04	$(0.85)
Discontinued operations	0.01	—	0.01	—
Diluted earnings (loss) per share	$0.07	$(0.45)	$0.05	$(0.85)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings (loss)	$4,863	$(30,436)	3,277	(57,654)
Other comprehensive loss:
Change in foreign currency translation adjustment	(998)	(1,876)	(937)	(3,805)
Comprehensive income (loss)	$3,865	$(32,312)	2,340	(61,459)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2023	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at June 30, 2023	154,551,628	$15,455	$1,873,935	$1,300,705	$4,565	(88,367,267)	$(2,276,129)	$918,531
Employee stock awards, benefit plans and other issuances	4,060	—	2	—	—	(23,227)	(677)	(675)
Non-cash stock-based compensation	10,205	1	14,085	—	—	—	—	14,086
Restricted stock units vested	121,451	12	(12)	—	—	—	—	—
Liability-classified restricted stock units vested	44,796	5	1,168	—	—	—	—	1,173
Acquisition of treasury stock	—	—	—	—	—	(490,493)	(15,122)	(15,122)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(998)	—	—	(998)
Net earnings	—	—	—	4,863	—	—	—	4,863
Balances at September 30, 2023	154,732,140	$15,473	$1,889,178	$1,305,568	$3,567	(88,880,987)	$(2,291,928)	$921,858

For the six months ended September 30, 2023
Balances at March 31, 2023	153,987,784	$15,399	$1,855,916	$1,302,291	$4,504	(87,372,837)	$(2,252,034)	$926,076
Employee stock awards, benefit plans and other issuances	282,924	28	5,547	—	—	(183,057)	(4,569)	1,006
Non-cash stock-based compensation	22,525	2	26,586	—	—	—	—	26,588
Restricted stock units vested	394,111	39	(39)	—	—	—	—	—
Liability-classified restricted stock units vested	44,796	5	1,168	—	—	—	—	1,173
Acquisition of treasury stock	—	—	—	—	—	(1,325,093)	(35,325)	(35,325)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(937)	—	—	(937)
Net earnings	—	—	—	3,277	—	—	—	3,277
Balances at September 30, 2023	154,732,140	$15,473	$1,889,178	$1,305,568	$3,567	(88,880,987)	$(2,291,928)	$921,858

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$3,277	$(57,654)
Earnings from discontinued operations, net of tax	(387)	—
Non-cash operating activities:
Depreciation and amortization	5,903	11,430
Loss (gain) on disposal or impairment of assets	273	(3)
Gain on sale of strategic investments	—	(194)
Lease-related impairment and restructuring charges	2,344	12,225
Provision for doubtful accounts	(237)	1,115
Impairment of goodwill	2,875	—
Deferred income taxes	87	218
Non-cash stock compensation expense	29,027	51,518
Changes in operating assets and liabilities:
Accounts receivable, net	(16,258)	(11,449)
Deferred commissions	(2,907)	(920)
Other assets	5,743	8,960
Accounts payable and other liabilities	(12,885)	(29,477)
Income taxes	43,699	1,513
Deferred revenue	903	724
Net cash provided by (used in) operating activities	61,457	(11,994)

Cash flows from investing activities:
Capital expenditures	(253)	(4,414)
Purchases of investments	(24,385)	—
Proceeds from sales of investments	25,750	—
Purchases of strategic investments	(1,000)	—
Proceeds from sale of strategic investment	—	400
Net cash provided by (used in) investing activities	112	(4,014)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	5,575	4,591
Shares repurchased for tax withholdings upon vesting of stock-based awards	(4,569)	(1,290)
Acquisition of treasury stock	(35,325)	(100,091)
Net cash used in financing activities	(34,319)	(96,790)
Net cash provided by (used in) continuing operations	27,250	(112,798)

Cash flows from discontinued operations:
From operating activities	387	—
Net cash provided by discontinued operations	387	—

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended
	September 30,
	2023	2022
Effect of exchange rate changes on cash	84	(1,762)

Net change in cash and cash equivalents	27,721	(114,560)
Cash and cash equivalents at beginning of period	464,448	600,162
Cash and cash equivalents at end of period	$492,169	$485,602

Supplemental cash flow information:
Cash paid (received) for income taxes, net - continuing operations	$(25,139)	$4,161
Cash (received) for income taxes - discontinued operations	(595)	—
Cash paid for operating lease liabilities	5,148	3,261
Operating lease assets obtained in exchange for operating lease liabilities	11,677	—
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(4,486)	(6,781)
Purchases of property, plant and equipment remaining unpaid at period end	211	187

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2023 Annual Report.

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
There are no material accounting pronouncements applicable to the Company not yet adopted

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$4,476	$(30,436)	$2,890	$(57,654)
Earnings from discontinued operations, net of tax	387	—	387	—
Net earnings (loss)	$4,863	$(30,436)	$3,277	$(57,654)

Basic weighted-average shares outstanding	66,284	67,096	66,391	67,750

Continuing operations	$0.07	$(0.45)	$0.04	$(0.85)
Discontinued operations	0.01	—	0.01	—
Basic earnings (loss) per share	$0.07	$(0.45)	$0.05	$(0.85)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	66,284	67,096	66,391	67,750
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	1,584	—	1,238	—
Diluted weighted-average shares outstanding	67,868	67,096	67,628	67,750

Continuing operations	$0.07	$(0.45)	$0.04	$(0.85)
Discontinued operations	0.01	—	0.01	—
Diluted earnings (loss) per share	$0.07	$(0.45)	$0.05	$(0.85)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 0.5 million and 0.6 million in the three and six months ended September 30, 2022.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2023	2022	2023	2022
Number of shares underlying restricted stock units	1,167	5,919	1,208	3,289

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

During the six months ended September 30, 2023, the Company repurchased 1.3 million shares of its common stock for $35.3 million under the modified common stock repurchase program.  Through September 30, 2023, the Company had repurchased a total of 37.0 million shares of its stock for $917.5 million under the program, leaving remaining capacity of $182.5 million.

Accumulated other comprehensive income balances of $3.6 million and $5.7 million at September 30, 2023 and March 31, 2023, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the six months ended September 30,
Primary Geographical Markets	2023	2022
United States	$293,569	$269,514
Europe	16,643	15,955
Asia-Pacific ("APAC")	3,144	3,873
Other	584	—
	$313,940	$289,342

Major Offerings/Services
Subscription	$247,587	$235,435
Marketplace and Other	66,353	53,907
	$313,940	$289,342

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $489.8 million as of September 30, 2023, of which $339.3 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2028.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	September 30, 2023	March 31, 2023
Right-of-use assets included in other assets, net	$26,989	$24,604
Short-term lease liabilities included in other accrued expenses	$9,852	$9,929
Long-term lease liabilities included in other liabilities	$36,172	$37,243

Supplemental balance sheet information:
Weighted average remaining lease term	5.7 years	5.6 years
Weighted average discount rate	5.0%	3.5%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2031. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $4.7 million and $6.2 million for the six months ended September 30, 2023, and 2022, respectively.

During the six months ended September 30, 2023, the Company recorded $1.9 million of right-of-use asset impairment charges and $0.4 million of non-lease component restructuring charges that are included in gains, losses and other items, net in the condensed consolidated statements of operations related to certain leased office facilities. Please refer to Note 13, Restructuring, Impairment and Other Charges for further details.

The following table presents future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of September 30, 2023. The amount for fiscal 2024 represents the remaining six months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands):

Amount
Fiscal 2024	$5,190
Fiscal 2025	9,885
Fiscal 2026	8,654
Fiscal 2027	8,265
Fiscal 2028	8,454
Thereafter	12,828
Total undiscounted lease commitments	53,276
Less: Interest and short-term leases	7,252
Total discounted operating lease liabilities	$46,024

Future minimum payments as of September 30, 2023 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2024: $1,349; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

5.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 49.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2023, there were a total of 7.4 million shares available for future grants under the plans.

During the quarter ended June 30, 2023, the Board voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the plan by 4.0 million shares. The amendment received shareholder approval at the August 2023 annual shareholders' meeting (the "2023 Annual Meeting"). This brought the plan shares from 42.4 million shares at March 31, 2023 to 46.4 million shares beginning in the quarter ended September 30, 2023 and brought the total number of shares reserved for issuance since inception of all plans from 45.0 million shares at March 31, 2023 to 49.0 million shares beginning in the quarter ended September 30, 2023.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the six months ended September 30, 2023 and 2022, by award type, was (dollars in thousands):

	For the six months ended
	September 30,
	2023	2022
Stock options	$304	$563
Restricted stock units, time-vesting	22,175	40,583
Restricted stock units, performance based	2,707	2,837
Diablo restricted stock awards	—	249
Data Plus Math ("DPM") acquisition consideration holdback	—	2,031
Acuity performance plan	165	531
DataFleets acquisition consideration holdback	2,267	3,021
Employee stock purchase plan	784	1,015
Directors stock-based compensation	625	688
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	29,027	51,518
Less expense related to liability-based equity awards	(2,439)	(5,586)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$26,588	$45,932

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the six months ended
	September 30,
	2023	2022
Cost of revenue	$1,258	$2,456
Research and development	10,370	24,016
Sales and marketing	8,522	12,000
General and administrative	8,877	13,046
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$29,027	$51,518

The following table provides the expected future expense for all of the Company's outstanding equity awards at September 30, 2023, by award type. The amount for fiscal 2024 represents the remaining six months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2024	2025	2026	2027	Total
Stock options	$182	$90	$—	$—	$272
Restricted stock units	37,344	74,082	25,488	887	137,801
Employee stock purchase plan	226	—	—	—	226
Expected future expense	$37,752	$74,172	$25,488	$887	$138,299

Stock Options Activity

Stock option activity for the six months ended September 30, 2023 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2023	524,911	$18.39
Exercised	(144,106)	$20.33		$609
Forfeited or canceled	(2,410)	$5.21
Outstanding at September 30, 2023	378,395	$17.74	1.5	$4,201
Exercisable at September 30, 2023	374,593	$17.91	1.5	$4,095

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on September 30, 2023.  This amount changes based upon changes in the fair market value of the Company's common stock.

A summary of stock options outstanding and exercisable as of September 30, 2023 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	31,142	5.1 years	$1.01	27,340	$1.02
$10.00	—	$19.99	182,603	1.6 years	$17.49	182,603	$17.49
$20.00	—	$24.99	164,650	0.8 years	$21.18	164,650	$21.18
			378,395	1.5 years	$17.74	374,593	$17.91

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the six months ended September 30, 2023, the Company granted time-vesting RSUs covering 1,400,578 shares of common stock and having a fair value at the date of grant of $35.4 million. Of the RSUs granted in the current year, 617,087 vest over three years and 783,491 vest over two years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the six months ended September 30, 2023 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2023	4,009,759	$32.57	2.20
Granted	1,400,578	$25.30
Vested	(335,134)	$32.99
Forfeited or canceled	(314,148)	$34.53
Outstanding at September 30, 2023	4,761,055	$30.27	1.83

The total fair value of RSUs vested during the six months ended September 30, 2023 was $9.2 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2024 plan:
During the six months ended September 30, 2023, the Company granted PSUs covering 539,740 shares of common stock having a fair value at the date of grant of $13.7 million. The grants were made under two separate performance plans.

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

Fiscal 2022 plans:
Units under the Company's fiscal 2022 special incentive performance plan covering 36,425 shares of common stock will be measured and vesting evaluated on a quarterly basis beginning on January 1, 2023 and continuing through the December 31, 2023 end of the performance period. Through September 30, 2023, measurements have resulted in an accumulated 74% achievement, or approximately 26,812 total earned units, under this plan. At September 30, 2023, there remains a maximum potential of 9,613 additional units eligible for attainment under the plan.

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

The initial measurement date for the fiscal 2022 operating metrics performance plan was June 30, 2022. Through September 30, 2023, performance metrics have resulted in an accumulated 50% achievement, or 58,308 total earned units, under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half vested one year later. As of September 30, 2023, there remains a maximum potential, net of forfeitures, of 144,554 additional units eligible for attainment under the plan. Quarterly measurements of attainment will continue through March 31, 2024.

PSU activity for the six months ended September 30, 2023 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2023	709,589	$34.97	1.01
Granted	539,740	$25.37
Vested	(55,051)	$47.11
Forfeited or canceled	(214,760)	$40.19
Outstanding at September 30, 2023	979,518	$27.85	1.95

The total fair value of PSUs vested in the six months ended September 30, 2023 was $1.4 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Performance Plan

Through September 30, 2023, the Company has recognized a total of $5.1 million as stock-based compensation expense related to the Acuity performance earnout plan. The final annual settlement of $1.7 million occurred in the second quarter of fiscal 2024.

Acquisition-related Consideration Holdback

Through September 30, 2023, the Company has recognized a total of $14.7 million as stock-based compensation expense related to the DataFleets consideration holdback. At September 30, 2023, the recognized, but unpaid, balance related to the DataFleets consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $2.6 million. The final settlement of $2.6 million is expected to occur in the third quarter of fiscal 2024.

Qualified Employee Stock Purchase Plan ("ESPP")

During the six months ended September 30, 2023, 138,818 shares of common stock were purchased under the ESPP at a weighted-average price of $19.06 per share, resulting in cash proceeds of $2.6 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.8 million for the six months ended September 30, 2023. At September 30, 2023, there was approximately $0.2 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2023	March 31, 2023
Prepaid expenses and other	$16,649	$18,918
Assets of non-qualified retirement plan	12,405	12,110
Other current assets	$29,054	$31,028

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2023	March 31, 2023
Long-term prepaid revenue share	$7,480	$9,659
Right-of-use assets (see Note 4)	26,989	24,604
Deferred tax asset	1,207	1,253
Deposits	3,324	3,452
Strategic investments	2,600	1,600
Other miscellaneous noncurrent assets	185	477
Other assets, net	$41,785	$41,045

7.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2023	March 31, 2023
Leasehold improvements	$25,646	$25,262
Data processing equipment	5,448	6,537
Office furniture and other equipment	7,127	7,594
	38,221	39,393
Less accumulated depreciation and amortization	32,647	32,308
Property and equipment, net of accumulated depreciation and amortization	$5,574	$7,085

Depreciation expense on property and equipment was $1.4 million and $2.2 million for the six months ended September 30, 2023 and 2022, respectively.

8.    GOODWILL:

Each quarter the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary. During the quarter ended September 30, 2023, triggering events occurred which required the Company to test the recoverability of goodwill associated with its APAC reporting unit. The triggering event was the restructuring of operations in the APAC region. Accordingly, we tested goodwill for impairment and determined that the fair value of the APAC reporting unit had decreased, resulting in complete impairment of the goodwill amount of $2.9 million.

In order to estimate the fair value of the APAC reporting unit, management utilized a discounted cash flow model, classified in level 3 in the fair value hierarchy, as well as considered market multiples of guideline public companies.

Changes in goodwill for the six months ended September 30, 2023 were as follows (dollars in thousands):

Total
Balance at March 31, 2023	$363,116
Impairment	(2,875)
Change in foreign currency translation adjustment	(225)
Balance at September 30, 2023	$360,016

Goodwill by geography as of September 30, 2023 was:

Total
U.S.	$360,016
APAC	—
Balance at September 30, 2023	$360,016

9.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	September 30, 2023	March 31, 2023
Developed technology, gross	$72,028	$72,095
Accumulated amortization	(66,698)	(63,658)
Net developed technology	$5,330	$8,437

Customer relationship/trade name, gross	$34,376	$34,384
Accumulated amortization	(34,345)	(33,953)
Net customer/trade name	$31	$431

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(15,000)
Net publisher/data supply relationships	$—	$1,000

Total intangible assets, gross	$122,404	$122,479
Total accumulated amortization	(117,043)	(112,611)
Total intangible assets, net	$5,361	$9,868

Total amortization expense related to intangible assets was $4.5 million and $9.3 million for the six months ended September 30, 2023 and 2022, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2024 represents the remaining six months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2024	$2,362
2025	2,999
$5,361

10.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2023	March 31, 2023
Liabilities of non-qualified retirement plan	$12,405	$12,110
Short-term lease liabilities (see Note 4)	9,852	9,929
Acuity performance earnout liability (see Note 5)	—	1,535
DataFleets consideration holdback (see Note 5)	2,590	324
Rakam consideration holdback	—	223
Other miscellaneous accrued expenses	12,286	11,615
Other accrued expenses	$37,133	$35,736

11.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	September 30, 2023	March 31, 2023
Uncertain tax positions	$24,697	$23,427
Long-term lease liabilities (see Note 4)	36,172	37,243
Lease restructuring accruals and related sublease deposits	5,115	5,713
Deferred tax liabilities	340	298
Other	5,640	5,117
Other liabilities	$71,964	$71,798

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the six months ended September 30, 2023	$9,344	$(237)	$50	$(1,728)	$7,429

13.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the six months ended September 30, 2023. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statements of operations. The reserve balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2023	$759	$4,873	$5,632
Restructuring charges and adjustments	1,471	398	1,869
Payments	(714)	(1,266)	(1,980)
Balances at September 30, 2023	$1,516	$4,005	$5,521

Employee-related Restructuring Plans

During the six months ended September 30, 2023, the Company recorded a total of $1.5 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and APAC of $1.4 million and adjustments to the fiscal 2021 employee-related restructuring plans for employees in the United States and Europe of $0.1 million. Of the fiscal 2024 employee-related restructuring plans, $1.4 million remained accrued as of September 30, 2023 and are expected to be paid out during fiscal 2024.

In fiscal 2023, the Company recorded a total of $7.8 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges primarily in the United States. The fiscal 2023 employee-related restructuring plans were paid out during fiscal 2023 and 2024.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the employee-related charges of $1.7 million, $0.1 million remained accrued as of September 30, 2023 and are expected to be paid out during fiscal 2024.

Lease-related Impairments and Restructuring Plans

During the six months ended September 30, 2023, the Company recorded a total of $1.9 million in additional impairment charges and adjustments related to the fiscal 2023 global real estate footprint reduction initiatives. The charges primarily related to the leased office space in San Francisco and were driven by declines in the expected sublease terms and rates available in the market. The impairment charges included impairments of the operating lease ROU assets of $1.7 million, and the associated furniture, equipment, and leasehold improvements of $0.2 million. Additionally, the Company recorded $0.4 million in additional lease-related restructuring charges and adjustments that covered other obligations related to the leased office spaces.

In fiscal 2023, the Company initiated a restructuring plan to lower its operating expenses by reducing its global real estate footprint. As part of this plan, we exited a total of eight leased office spaces. Of those, five were located in the United States: one in Boston, one in Philadelphia, one in Phoenix, and two floors of leased office space in San Francisco. The three remaining spaces were located in Europe: one in the Netherlands, one floor of leased office space in London, England, and one floor of leased office space in Paris, France.

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in impairment charges totaling $24.6 million during the second, third, and fourth quarters of fiscal 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $20.5 million, and the associated furniture, equipment, and leasehold improvements of $4.1 million. Additionally, the Company recorded $2.9 million in lease-related restructuring charges and adjustments that covered other obligations related to the leased office spaces in San Francisco and Phoenix. Of the combined fiscal 2023 and 2024 lease-related restructuring charges of $3.3 million, $2.3 million remain accrued as of September 30, 2023 and will be satisfied over the remainder of the San Francisco lease term, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through September 30, 2023, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $1.7 million remained accrued at September 30, 2023.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Employee-related restructuring plan charges	$1,383	$2,962	$1,471	$3,701
Lease-related restructuring plan charges and adjustments	398	—	398	—
ROU asset group impairments and adjustments	1,918	10,170	1,946	10,170
Goodwill impairment (see Note 8)	2,875	—	2,875	—
Other	—	(21)	—	(21)
	$6,574	$13,111	$6,690	$13,850

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

Commitments

The following table presents the Company’s purchase commitments at September 30, 2023.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $24.7 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2024 represents the remaining six months ending March 31, 2024. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2024	2025	2026	2027	2028	Total
Purchase commitments	$48,169	$79,976	$10,606	$4,074	$3,375	$146,200

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation, capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of deductible temporary differences as well as net operating loss and tax credit carryforwards. As of September 30, 2023, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at September 30, 2023 and March 31, 2023 that are measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2023
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$25,200	$—	$—	$25,200
Level 1:
Money market funds	466,969	—	—	466,969
Assets of non-qualified retirement plan	—	—	12,405	12,405
U.S. Treasury securities	—	24,420	—	24,420
Certificates of deposit	—	7,500	—	7,500
Total	$492,169	$31,920	$12,405	$536,494

	March 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$22,603	$—	$—	$22,603
Level 1:
Money market funds	439,853	—	—	439,853
Assets of non-qualified retirement plan	—	—	12,110	12,110
U.S. Treasury securities	1,992	25,307	—	27,299
Certificates of deposit	—	7,500	—	7,500
Total	$464,448	$32,807	$12,110	$509,365

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $2.6 million and $1.6 million of strategic investments without readily determinable fair values at September 30, 2023 and March 31, 2023, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the six months ended September 30, 2023.

Certain of the Company's non-financial assets were measured at fair value on a nonrecurring basis during the six months ended September 30, 2023, including property and equipment and right-of-use assets that were reduced to fair value when they were impaired as a result of the Company's lease-related restructuring plans and goodwill that was reduced to fair value related to the restructuring of operations in the APAC region. For additional information on the Company's fair value measurement in connection with the impairment of certain property and equipment and right-of-use assets associated with office facilities, see Note 4 and Note 7. For additional information on the Company's fair value measurement in connection with the impairment of goodwill, see Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in consumer privacy, data ethics and foundational identity, LiveRamp offers a connected customer view with unmatched clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

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

Sources of Revenues

LiveRamp recognizes revenue from the following sources: (i) Subscription revenue, which consists primarily of subscription fees from customers accessing our platform; and (ii) Marketplace and Other revenue, which primarily consists of revenue-sharing fees generated from data transactions through our LiveRamp Data Marketplace, transactional usage-based revenue from arrangements with certain publishers and addressable TV providers, and professional services.

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

•Measurement & Analytics. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files (typically ad exposure and customer events, such as transactions), replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from the LiveRamp Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for DII gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph powered by our Authenticated Traffic Solution (or "ATS") associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform personalized segmentation, targeting, and measurement in use cases that require a consistent view of the user. There are currently more than 165 supply-side platforms and demand-side platforms live or committed to bid on RampID or ATS. In addition, to date more than 16,000 publisher domains, and over 70% of the comScore 100 largest digital publishers, have adopted ATS.

•Data Marketplace. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The LiveRamp Data Collaboration Platform allows for the search, discovery and distribution of data from data providers to improve targeting, measurement, and customer intelligence. Our customers may license data through the LiveRamp Data Marketplace and connect via RampID to enrich their first-party data, leveraging across technology and media platforms, agencies, analytics environments, and TV partners. Our platform provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with approximately 200 data providers across all verticals and many data types (see below for discussion on Marketplace and Other).

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 895 direct customers world-wide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 500 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer and activating that understanding across their choice of best-of-breed digital marketing platforms.

•Marketing Technology Providers. We provide marketing technology providers with the identity foundation required to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing audience reach, as well as the speed at which they can activate their marketing data.

•Publishers. We enable publishers of any size to offer people-based marketing on their properties. This adds value for brands by providing direct access to their customers and prospects in the publisher's premium inventory.

•Data Sellers. Leveraging our vast network of integrations, we allow data sellers to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to customers or made available through the LiveRamp Data Marketplace feature. This adds value for brands as it allows them to augment their understanding of consumers and increase their understanding of customers and prospects.

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to customers and create incremental revenue streams. Leveraging our common identity system and broad integration network, the Data Marketplace seamlessly connects data sellers’ audience data across the marketing ecosystem. The Data Marketplace enables data sellers to easily monetize their data across hundreds of marketing platforms and publishers. At the same time, it provides a single platform where data buyers, including platforms and publishers, in addition to brands and their agencies, access third-party data from data sellers supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

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

Summary Results and Notable Events

A financial summary of the quarter ended September 30, 2023 compared to the same period in fiscal 2023 is presented below:
•Revenues were $159.9 million, an 8.7% increase from $147.1 million.
•Cost of revenue was $41.2 million, a 2.6% decrease from $42.3 million.
•Gross margin increased to 74.2% from 71.2%.
•Total operating expenses were $110.5 million, a 17.5% decrease from $133.9 million.
•Cost of revenue and operating expenses for fiscal 2024 and 2023 included the following items:
◦Non-cash stock compensation of $15.7 million and $27.3 million, respectively (cost of revenue of $0.6 million and $1.3 million, respectively, and operating expenses of $15.1 million and $26.0 million, respectively)
◦Purchased intangible asset amortization of $1.2 million and $4.6 million, respectively (cost of revenue)
◦Transformation costs of $1.3 million in fiscal 2023 (general and administrative)
◦Restructuring charges of $6.6 million and $13.1 million, respectively (gains, losses, and other)
•Total other income, net was $6.4 million, an increase of $4.2 million from $2.2 million.
•Net earnings were $4.9 million, or $0.07 per diluted share compared to net loss of $30.4 million, or $0.45 per diluted share.
•Net cash provided by operating activities was $35.8 million compared to $21.4 million.
•The Company repurchased 0.5 million shares of its common stock for $15.1 million compared to 1.7 million shares for $40.0 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal quarter ended September 30, 2023 compared to the same period in fiscal 2023, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

			% Change
	September 30, 2023	September 30, 2022	September 30, 2023 from September 30, 2022	September 30, 2022 from September 30, 2021

Subscription net retention	101%	106%	(4.7)%	(1.9)%
Annualized recurring revenue	$427.5	$419.7	1.9%	15.0%
Remaining performance obligation	$489.8	$388.8	26.0%	4.7%
Current remaining performance obligation	$339.3	$293.1	15.8%	10.2%
Subscription CRPO	$294.1	$254.7	15.5%	6.0%

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

The decrease in SNR at September 30, 2023 compared to September 30, 2022 was primarily attributable to increasing levels of downsell and churn activity offsetting customer upsell revenue. The increase in downsell and churn activity was driven in part by budget and economic pressures on our customers.

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

Our ARR growth of 1.9% was primarily attributable to new customer revenue. The decline compared to the 15.0% growth in the previous year is due to similar reasons as those resulting in SNR declines, namely downsell and churn from customers, due in part to budget pressures, more than offsetting existing customer upsell activity in the current period as well as lower contribution from new customer activity.

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

While the Company believes RPO, CRPO, and Subscription CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO, CRPO, and Subscription CRPO to manage the business and evaluate performance. RPO increased due to several large, multi-year renewals. CRPO and Subscription CRPO growth was due to new customer additions, as well as the multi-year renewals.

Based on the year-over-year decline in annual growth rates for certain of these key metrics, in particular ARR and SNR, the Company expects subscription revenue growth in fiscal year 2024 to be lower than rates of growth experienced in fiscal year 2023.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Revenues	$159,871	$147,099	9	$313,940	$289,342	9
Cost of revenue	41,212	42,304	(3)	86,833	83,325	4
Gross profit	118,659	104,795	13	227,107	206,017	10
Total operating expenses	110,451	133,917	(18)	216,629	260,741	(17)
Income (loss) from operations	8,208	(29,122)	128	10,478	(54,724)	119
Total other income, net	$6,431	$2,248	186	11,280	2,947	NA
Net earnings (loss) from continuing operations	$4,863	$(30,436)	116	$2,890	$(57,654)	105
Diluted earnings (loss) per share	$0.07	$(0.45)	116	$0.05	$(0.85)	106

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Revenues:
Subscription	$125,705	$119,702	5	$247,587	$235,435	5
Marketplace and Other	34,166	27,397	25	66,353	53,907	23
Total revenues	$159,871	$147,099	9	$313,940	$289,342	9

Total revenues for the quarter ended September 30, 2023 were $159.9 million, a $12.8 million or 8.7% increase from the same quarter a year ago. The increase was primarily due to Subscription revenue growth of $6.0 million, or 5.0%, primarily due to upsell to existing customers, new logo deals and higher variable revenue. Marketplace and Other revenue growth was $6.8 million, or 24.7%, primarily due to Data Marketplace and Services volume growth. On a geographic basis, U.S. revenue increased $11.9 million, or 8.7%. International revenue increased $0.8 million, or 8.4%. The differences in exchange rates in the current year quarter compared to those in the prior year quarter favorably impacted international revenue growth by approximately 5 percentage points.

Total revenues for the six months ended September 30, 2023 were $313.9 million, a $24.6 million or 8.5% increase compared to the same period a year ago. The increase was primarily due to Subscription revenue growth of $12.2 million, or 5.2%, primarily due to upsell to existing customers, new logo deals and higher variable revenue. Marketplace and Other revenue increased $12.4 million, or 23.1%, primarily due to Data Marketplace growth. On a geographic basis, U.S. revenue increased $24.1 million, or 8.9%. International revenue increased $0.5 million, or 2.7%. The differences in exchange rates in the current year compared to those in the prior year favorably impacted international revenue growth by approximately 2.5 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Cost of revenue	$41,212	$42,304	(3)	$86,833	$83,325	4
Gross profit	$118,659	$104,795	13	$227,107	$206,017	10
Gross margin (%)	74.2%	71.2%	4	72.3%	71.2%	2

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $41.2 million for the quarter ended September 30, 2023, a $1.1 million, or 2.6%, decrease from the same quarter a year ago. Gross margins increased to 74.2% from 71.2% in the prior year quarter due to revenue increases and a $3.4 million decrease in intangible asset amortization. U.S. gross margins increased to 76.2% from 72.5% while International gross margins decreased to 46.4% from 53.4%.

Cost of revenue was $86.8 million for the six months ended September 30, 2023, a $3.5 million, or 4.2%, increase from the same period a year ago. Gross margins increased to 72.3% from 71.2% in the prior year due to revenue increases and a $4.7 million decrease in intangible amortization offset partially by an increase in cost of revenue primarily from cloud infrastructure and services support costs. U.S. gross margins increased to 74.2% from 72.5%, and International gross margins decreased to 44.9% from 54.1%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$33,733	$46,139	(27)	$68,252	$93,800	(27)
Sales and marketing	44,135	45,949	(4)	89,014	97,229	(8)
General and administrative	26,009	28,718	(9)	52,673	55,862	(6)
Gains, losses and other items, net	6,574	13,111	(50)	6,690	13,850	(52)
Total operating expenses	$110,451	$133,917	(18)	$216,629	$260,741	(17)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $33.7 million for the quarter ended September 30, 2023, a decrease of $12.4 million, or 26.9%, compared to the same quarter a year ago, and are 21.1% of total revenues compared to 31.4% in the same quarter a year ago. The decrease is primarily due to stock-based compensation expense (decreased $7.1 million), headcount related and incentive compensation costs (employee-related expenses decreased $3.5 million as a result of the headcount reduction that occurred in the quarter ended December 31, 2022) and professional services (decreased $0.6 million). The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities.

R&D expenses were $68.3 million for the six months ended September 30, 2023, a decrease of $25.5 million, or 27.2%, compared to the same period a year ago, and are 21.7% of total revenues compared to 32.4% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $13.6 million), headcount related and incentive compensation costs (employee-related expenses decreased $7.9 million as a result of the headcount reduction that occurred in the quarter ended December 31, 2022) and professional services (decreased $0.9 million). The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $44.1 million for the quarter ended September 30, 2023, a decrease of $1.8 million, or 3.9%, compared to the same quarter a year ago, and are 27.6% of total revenues compared to 31.2% in the same quarter a year ago. The decrease is primarily due to stock-based compensation expense (decreased $1.3 million) and headcount related costs (employee-related expense decreased $0.8 million), offset partially by an increase in marketing expenses (increased $0.7 million). The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities.

S&M expenses were $89.0 million for the six months ended September 30, 2023, a decrease of $8.2 million, or 8.4%, compared to the same period a year ago, and are 28.4% of total revenues compared to 33.6% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $3.5 million), administrative expenses (decreased $1.4 million as a result of a lower bad debt provision), professional services (decreased $1.4 million) and marketing expenses (decreased $0.7 million). Employee-related expenses were relatively flat. The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $26.0 million for the quarter ended September 30, 2023, a decrease of $2.7 million, or 9.4%, compared to the same quarter a year ago, and are 16.3% of total revenues compared to 19.5% in the same quarter a year ago. The decrease is primarily due to decreases in stock-based compensation expense (decreased $2.5 million). The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities and current period forfeitures.

G&A expenses were $52.7 million for the six months ended September 30, 2023, a decrease of $3.2 million, or 5.7%, compared to the same period a year ago, and are 16.8% of total revenues compared to 19.3% in the prior year. The decrease is primarily due to decreases in stock-based compensation expense (decreased $4.2 million), offset partially by higher employee-related expenses due to increased incentive compensation costs. The decrease in stock-based compensation is due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities and current period forfeitures.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $6.6 million for the quarter ended September 30, 2023, a decrease of $6.5 million compared to the same quarter a year ago. The current quarter amount includes $2.8 million related to the impairment of APAC goodwill, $2.3 million in lease impairments and restructuring and $1.4 million related to termination benefits for employees whose positions were or will be eliminated. The prior year quarter amount includes $12.2 million in lease impairments and restructuring and $0.9 million related to termination benefits for employees whose positions were eliminated.

Gains, losses and other items, net was $6.7 million for the six months ended September 30, 2023, a decrease of $7.2 million compared to the same period a year ago. The current year amount includes $2.8 million related to the impairment of APAC goodwill, $2.3 million in lease impairments and restructuring and $1.5 million related to termination benefits for employees whose positions were or will be eliminated. The prior year amount includes $12.3 million in lease impairments and restructuring and $1.6 million related to termination benefits for employees whose positions were eliminated.

Income (Loss) from Operations and Operating Margin

Income from operations was $8.2 million for the quarter ended September 30, 2023 compared to a loss from operations of $29.1 million in the same quarter a year ago. Operating margin was positive 5.1% compared to negative 19.8%. Margins were positively impacted by revenue growth, and operating expense reduction related to the prior year headcount reduction, reduced stock-based compensation due to prior year accelerated vesting of awards, and lower gains, losses and other items.

Income from operations was $10.5 million for the six months ended September 30, 2023 compared to a loss from operations of $54.7 million in the same period a year ago. Operating margin was positive 3.3% compared to negative 18.9% in the prior year. Margins were positively impacted by revenue growth, and operating expense reduction related to the prior year headcount reduction, reduced stock-based compensation due to prior year accelerated vesting of awards, and lower gains, losses and other items.

Other Income and Income Taxes

Other income was $6.4 million for the quarter ended September 30, 2023 compared to $2.2 million in the same quarter a year ago. Other income was $11.3 million for the six months ended September 30, 2023 compared to $2.9 million in the same period a year ago. The quarter and year-to-date increase is primarily attributable to higher interest rates on invested cash and short-term investments.

Income tax expense was $10.2 million on pretax income of $14.6 million for the quarter ended September 30, 2023, resulting in a 69% effective tax rate. This compares to a prior year income tax expense of $3.6 million on pretax loss of $26.9 million, or a negative 13% effective tax rate. Tax expense for both periods reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

Income tax expense was $18.9 million on pretax income of $21.8 million for the six months ended September 30, 2023, resulting in an 87% effective tax rate. This compares to a prior year income tax expense of $5.9 million on pretax loss of $51.8 million, or a negative 11% effective tax rate. Tax expense for both periods reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $0.4 million for the three months and six months ended September 30, 2023, respectively. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2024, the Company recovered certain previously paid state income taxes arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At September 30, 2023, approximately $18.8 million of the total cash balance of $492.2 million, or approximately 3.8%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $174.7 million at September 30, 2023, an increase of $17.3 million, compared to $157.4 million at March 31, 2023. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, were 101 days at September 30, 2023, compared to 95 days at March 31, 2023. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and Other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2023, DSO at September 30, 2023 was negatively impacted by approximately 4 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at September 30, 2023 totaled $541.1 million, a $1.4 million increase when compared to $539.7 million at March 31, 2023.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the risk of recession, the military conflicts in Europe and the Middle East, cost increases, rising interest rates, capital markets volatility, bank failures and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the six months ended
	September 30,
	2023	2022

Net cash provided by (used in) operating activities	$61,457	$(11,994)
Net cash provided by (used in) investing activities	$112	$(4,014)
Net cash used in financing activities	$(34,319)	$(96,790)
Net cash provided by discontinued operations	$387	$—

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

In the six months ended September 30, 2023, net cash provided by operating activities of $61.5 million resulted primarily from net earnings adjusted for non-cash items of $43.2 million and net cash provided by operating assets and liabilities of $18.3 million. Net cash provided by operating assets and liabilities was primarily related to a $29.2 million Internal Revenue Service refund related to fiscal 2021, an increase in income taxes payable of $13.9 million, and an increase in other assets of $5.7 million, offset partially by a decrease in accounts payable and other liabilities of $12.9 million and an increase in accounts receivable of $16.3 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

In the six months ended September 30, 2022, net cash used in operating activities of $12.0 million resulted primarily from net loss adjusted for non-cash items of $18.7 million offset by net cash used by operating assets and liabilities of $30.6 million. Net cash used by operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $29.5 million and an increase in accounts receivable of $11.4 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

Investing Activities

Our primary investing activities have historically consisted of capital expenditures. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the six months ended September 30, 2023, net cash provided by investing activities consisted of the proceeds from the sale of investments of $25.8 million, partially offset by purchases of investments of $24.4 million, purchases of strategic investments of $1.0 million and capital expenditures of $0.3 million.

In the six months ended September 30, 2022, net cash used in investing activities consisted of capital expenditures of $4.4 million, offset partially by proceeds from the sale of a strategic investment of $0.4 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In the six months ended September 30, 2023, net cash used in financing activities was $34.3 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $35.3 million (1.3 million shares) and $4.6 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $5.6 million from the sale of common stock from our equity compensation plans.

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

During the six months ended September 30, 2023, the Company repurchased 1.3 million shares of its common stock for $35.3 million under the modified common stock repurchase program.  Through September 30, 2023, the Company had repurchased a total of 37.0 million shares of its common stock for $917.5 million under the program, leaving remaining capacity of $182.5 million.

Pursuant to the Inflation Reduction Act of 2022 (the "Act"), share repurchases made after December 31, 2022 are subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares during the fiscal year. The excise tax and other corporate income tax changes included in the Act did not have, and are not expected to have, a material impact on our condensed consolidated financial statements.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at September 30, 2023 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $24.7 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2024 represent the remaining six months ending March 31, 2024. All other periods represent fiscal years ended March 31 (dollars in thousands):

	For the years ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$5,190	$9,885	$8,654	$8,265	$8,454	$12,828	$53,276

Future minimum payments as of September 30, 2023 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2024: $1,349; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2024	2025	2026	2027	2028	Total
Purchase commitments	$48,169	$79,976	$10,606	$4,074	$3,375	$146,200

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the 2023 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as part of the 2023 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the 2023 Annual Report other than as described in the Accounting Pronouncements Adopted during the Current Year section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements accompanying this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2023, as compared with those discussed in the Company's 2023 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	1,408	$27.02	1,408	$197,586,349
August 1, 2023 - August 31, 2023	173,956	$31.67	173,956	$192,076,844
September 1, 2023 - September 30, 2023	315,129	$30.38	315,129	$182,502,413
Total	490,493	$30.83	490,493

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on December 20, 2022.  Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. Through September 30, 2023, the Company had repurchased a total of 37.0 million shares of its stock for $917.5 million, leaving remaining capacity of $182.5 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. Except as set forth below, during the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On September 29, 2023, Timothy R. Cadogan, a director of the Company, adopted a Rule 10b5-1 trading arrangement (the "Plan”) to sell up to 7,500 shares of the Company’s common stock starting 90 days after adoption of the Plan, subject to certain conditions. The Plan will expire on December 31, 2024 or, if earlier, upon completion of all authorized transactions thereunder.

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 18, 2023 as Exhibit 10.1 to LiveRamp Holdings, Inc’s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2023, (v) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2022, (vi) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2023 and 2022, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: November 8, 2023	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Interim Chief Financial Officer, Senior Vice President of Finance and Investor Relations
(principal financial and accounting officer)