Form 10-Q
period 2023-12-31
LiveRamp Holdings, Inc.
filed 2024-02-08
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2023
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ----- to -----

Commission file number: 001-38669

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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of February 2, 2024 was 66,183,731.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
December 31, 2023

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
•statements regarding the integration and expected benefits from the acquisition of Habu, Inc. ("Habu");
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
•the possibility that we will fail to fully realize the potential benefits of acquired businesses (including Habu) or the integration of such acquired businesses may not be as successful as planned;
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
•the possibility that there will be continued changes in the judicial, legislative, regulatory, accounting, cultural and consumer environments affecting our business, including but not limited to litigation, investigations, legislation, regulations and customs at the state, federal and international levels impairing our and our customers' ability to collect, process, manage, aggregate, store and/or use data of the type necessary for our business;
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
•general and global negative conditions, risk of recession, rising interest rates, the military conflicts in Europe and the Middle East, capital markets volatility, bank failures, government shutdowns, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2023	2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$498,946	$464,448
Short-term Investments	32,264	32,807
Trade accounts receivable, net	199,383	157,379
Refundable income taxes, net	1,143	28,897
Other current assets	37,926	31,028
Total current assets	769,662	714,559

Property and equipment, net of accumulated depreciation and amortization	8,202	7,085
Intangible assets, net	4,180	9,868
Goodwill	360,227	363,116
Deferred commissions, net	44,172	37,030
Other assets, net	38,298	41,045
	$1,224,741	$1,172,703
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$88,797	$86,568
Accrued payroll and related expenses	47,398	33,434
Other accrued expenses	42,600	35,736
Deferred revenue	29,957	19,091
Total current liabilities	208,752	174,829

Other liabilities	69,499	71,798
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,542	15,399
Additional paid-in capital	1,909,370	1,855,916
Retained earnings	1,319,545	1,302,291
Accumulated other comprehensive income	4,508	4,504
Treasury stock, at cost	(2,302,475)	(2,252,034)
Total stockholders' equity	946,490	926,076
	$1,224,741	$1,172,703

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues	$173,869	$158,615	$487,809	$447,957
Cost of revenue	44,934	43,287	131,767	126,612
Gross profit	128,935	115,328	356,042	321,345
Operating expenses:
Research and development	37,788	43,175	106,040	136,975
Sales and marketing	46,203	47,702	135,217	144,931
General and administrative	27,241	36,657	79,914	92,519
Gains, losses and other items, net	2,502	11,743	9,192	25,593
Total operating expenses	113,734	139,277	330,363	400,018
Income (loss) from operations	15,201	(23,949)	25,679	(78,673)
Total other income (expense), net	6,607	(736)	17,887	2,211
Income (loss) from continuing operations before income taxes	21,808	(24,685)	43,566	(76,462)
Income tax expense	8,429	5,835	27,297	11,712
Net earnings (loss) from continuing operations	13,379	(30,520)	16,269	(88,174)
Earnings from discontinued operations, net of tax	598	836	985	836
Net earnings (loss)	$13,977	$(29,684)	$17,254	$(87,338)

Basic earnings (loss) per share
Continuing operations	$0.20	$(0.47)	$0.25	$(1.32)
Discontinued operations	0.01	0.01	0.01	0.01
Basic earnings (loss) per share	$0.21	$(0.46)	$0.26	$(1.31)

Diluted earnings (loss) per share
Continuing operations	$0.20	$(0.47)	$0.24	$(1.32)
Discontinued operations	0.01	0.01	0.01	0.01
Diluted earnings (loss) per share	$0.21	$(0.46)	$0.25	$(1.31)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Net earnings (loss)	$13,977	$(29,684)	17,254	(87,338)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	941	2,257	4	(1,548)
Comprehensive income (loss)	$14,918	$(27,427)	17,258	(88,886)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2023
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2023	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at September 30, 2023	154,732,140	$15,473	$1,889,178	$1,305,568	$3,567	(88,880,987)	$(2,291,928)	$921,858
Employee stock awards, benefit plans and other issuances	85,481	9	1,637	—	—	(16,710)	(547)	1,099
Non-cash stock-based compensation	9,257	1	17,504	—	—	—	—	17,505
Restricted stock units vested	556,462	56	(56)	—	—	—	—	—
Liability-classified restricted stock units vested	38,643	3	1,107	—	—	—	—	1,110
Acquisition of treasury stock	—	—	—	—	—	(346,761)	(10,000)	(10,000)
Comprehensive income:
Foreign currency translation	—	—	—	—	941	—	—	941
Net earnings	—	—	—	13,977	—	—	—	13,977
Balances at December 31, 2023	155,421,983	$15,542	$1,909,370	$1,319,545	$4,508	(89,244,458)	$(2,302,475)	$946,490

For the nine months ended December 31, 2023
Balances at March 31, 2023	153,987,784	$15,399	$1,855,916	$1,302,291	$4,504	(87,372,837)	$(2,252,034)	$926,076
Employee stock awards, benefit plans and other issuances	368,405	37	7,184	—	—	(199,767)	(5,116)	2,105
Non-cash stock-based compensation	31,782	3	44,090	—	—	—	—	44,093
Restricted stock units vested	950,573	95	(95)	—	—	—	—	—
Liability-classified restricted stock units vested	83,439	8	2,275	—	—	—	—	2,283
Acquisition of treasury stock	—	—	—	—	—	(1,671,854)	(45,325)	(45,325)
Comprehensive income:
Foreign currency translation	—	—	—	—	4	—	—	4
Net earnings	—	—	—	17,254	—	—	—	17,254
Balances at December 31, 2023	155,421,983	$15,542	$1,909,370	$1,319,545	$4,508	(89,244,458)	$(2,302,475)	$946,490

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2022
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2022	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at September 30, 2022	151,477,616	$15,148	$1,780,803	$1,363,339	$1,925	(85,057,331)	$(2,201,146)	$960,069
Employee stock awards, benefit plans and other issuances	114,240	11	1,653	—	—	(38,442)	(764)	900
Non-cash stock-based compensation	11,941	1	27,972	—	—	—	—	27,973
Restricted stock units vested	448,579	45	(45)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(2,268,470)	(49,906)	(49,906)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	2,257	—	—	2,257
Net loss	—	—	—	(29,684)	—	—	—	(29,684)
Balances at December 31, 2022	152,052,376	$15,205	$1,810,383	$1,333,655	$4,182	(87,364,243)	$(2,251,816)	$911,609

For the nine months ended December 31, 2022
Balances at March 31, 2022	149,840,925	$14,984	$1,721,118	$1,420,993	$5,730	(81,205,596)	$(2,099,765)	$1,063,060
Employee stock awards, benefit plans and other issuances	396,093	39	6,216	—	—	(92,417)	(2,054)	4,201
Non-cash stock-based compensation	36,965	4	73,901	—	—	—	—	73,905
Restricted stock units vested	1,421,729	142	(142)	—	—	—	—	—
Liability-classified restricted stock units vested	356,664	36	9,290	—	—	—	—	9,326
Acquisition of treasury stock	—	—	—	—	—	(6,066,230)	(149,997)	(149,997)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(1,548)	—	—	(1,548)
Net loss	—	—	—	(87,338)	—	—	—	(87,338)
Balances at December 31, 2022	152,052,376	$15,205	$1,810,383	$1,333,655	$4,182	(87,364,243)	$(2,251,816)	$911,609

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$17,254	$(87,338)
Earnings from discontinued operations, net of tax	(985)	(836)
Non-cash operating activities:
Depreciation and amortization	7,685	16,561
Loss on disposal or impairment of assets	3,528	4,121
Gain on sale of strategic investments	—	(194)
Lease-related impairment and restructuring charges	—	18,165
Provision for doubtful accounts	307	1,728
Impairment of goodwill	2,875	—
Deferred income taxes	40	204
Non-cash stock compensation expense	46,524	81,142
Changes in operating assets and liabilities:
Accounts receivable, net	(41,036)	(27,171)
Deferred commissions	(7,142)	(2,123)
Other assets	912	1,588
Accounts payable and other liabilities	8,754	(9,309)
Income taxes	29,560	6,967
Deferred revenue	9,737	271
Net cash provided by operating activities	78,013	3,776

Cash flows from investing activities:
Capital expenditures	(2,464)	(4,593)
Purchases of investments	(24,385)	(3,000)
Proceeds from sales of investments	25,750	3,000
Purchases of strategic investments	(1,000)	(500)
Proceeds from sale of strategic investment	—	400
Net cash used in investing activities	(2,099)	(4,693)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	7,221	6,255
Shares repurchased for tax withholdings upon vesting of stock-based awards	(5,116)	(2,054)
Acquisition of treasury stock	(45,325)	(149,997)
Net cash used in financing activities	(43,220)	(145,796)
Net cash provided by (used in) continuing operations	32,694	(146,713)

Cash flows from discontinued operations:
From operating activities	985	836
Net cash provided by discontinued operations	985	836

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended
	December 31,
	2023	2022
Effect of exchange rate changes on cash	819	(769)

Net change in cash and cash equivalents	34,498	(146,646)
Cash and cash equivalents at beginning of period	464,448	600,162
Cash and cash equivalents at end of period	$498,946	$453,516

Supplemental cash flow information:
Cash paid (received) for income taxes, net - continuing operations	$(2,440)	$4,725
Cash (received) for income taxes - discontinued operations	(1,507)	(1,307)
Cash paid for operating lease liabilities	7,699	5,733
Operating lease assets obtained in exchange for operating lease liabilities	11,677	69
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(4,486)	(6,781)
Purchases of property, plant and equipment remaining unpaid at period end	1,218	77

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

Accounting Pronouncements Adopted During the Current Year

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There were no material accounting pronouncements applicable to the Company

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.	The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income tax paid.	The updated standard is effective for us beginning in fiscal 2026. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$13,379	$(30,520)	$16,269	$(88,174)
Earnings from discontinued operations, net of tax	598	836	985	836
Net earnings (loss)	$13,977	$(29,684)	$17,254	$(87,338)

Basic weighted-average shares outstanding	65,961	64,784	66,247	66,761

Continuing operations	$0.20	$(0.47)	$0.25	$(1.32)
Discontinued operations	0.01	0.01	0.01	0.01
Basic earnings (loss) per share	$0.21	$(0.46)	$0.26	$(1.31)

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	65,961	64,784	66,247	66,761
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	1,982	—	1,486	—
Diluted weighted-average shares outstanding	67,943	64,784	67,733	66,761

Continuing operations	$0.20	$(0.47)	$0.24	$(1.32)
Discontinued operations	0.01	0.01	0.01	0.01
Diluted earnings (loss) per share	$0.21	$(0.46)	$0.25	$(1.31)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 0.5 million and 0.6 million in the three and nine months ended December 31, 2022.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
Number of shares underlying restricted stock units	1,046	6,215	1,065	2,980

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

During the nine months ended December 31, 2023, the Company repurchased 1.7 million shares of its common stock for $45.3 million under the modified common stock repurchase program.  Through December 31, 2023, the Company had repurchased a total of 37.3 million shares of its common stock for $927.5 million under the program, leaving remaining capacity of $172.5 million.

Accumulated other comprehensive income balances of $4.5 million and $5.7 million at December 31, 2023 and March 31, 2023, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the nine months ended December 31,
Primary Geographical Markets	2023	2022
United States	$456,651	$417,385
Europe	25,737	24,172
Asia-Pacific ("APAC")	4,528	5,926
Other	893	474
	$487,809	$447,957

Major Offerings/Services
Subscription	$379,938	$361,862
Marketplace and Other	107,871	86,095
	$487,809	$447,957

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $546.2 million as of December 31, 2023, of which $382.4 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2028.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	December 31, 2023	March 31, 2023
Right-of-use assets included in other assets, net	$25,498	$24,604
Short-term lease liabilities included in other accrued expenses	$10,309	$9,929
Long-term lease liabilities included in other liabilities	$33,836	$37,243

Supplemental balance sheet information:
Weighted average remaining lease term	5.5 years	5.6 years
Weighted average discount rate	5.2%	3.5%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2031. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $7.2 million and $9.0 million for the nine months ended December 31, 2023, and 2022, respectively.

During the nine months ended December 31, 2023, the Company recorded $1.9 million of right-of-use asset impairment charges and $0.4 million of non-lease component restructuring charges that are included in gains, losses and other items, net in the condensed consolidated statements of operations related to certain leased office facilities. Please refer to Note 13, Restructuring, Impairment and Other Charges for further details.

The following table presents future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of December 31, 2023. The amount for fiscal 2024 represents the remaining three months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands):

Amount
Fiscal 2024	$2,702
Fiscal 2025	9,965
Fiscal 2026	8,675
Fiscal 2027	8,265
Fiscal 2028	8,454
Thereafter	12,828
Total undiscounted lease commitments	50,889
Less: Interest and short-term leases	6,744
Total discounted operating lease liabilities	$44,145

Future minimum payments as of December 31, 2023 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2024: $675; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

5.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 49.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At December 31, 2023, there were a total of 6.8 million shares available for future grants under the plans.

During the quarter ended June 30, 2023, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the plan by 4.0 million shares. The amendment received shareholder approval at the August 2023 annual shareholders' meeting (the "2023 Annual Meeting"). This increased the plan shares from 42.4 million shares at March 31, 2023 to 46.4 million shares beginning in the quarter ended September 30, 2023 and increased the total number of shares reserved for issuance since inception of all plans from 45.0 million shares at March 31, 2023 to 49.0 million shares beginning in the quarter ended September 30, 2023.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the nine months ended December 31, 2023 and 2022, by award type, was (dollars in thousands):

	For the nine months ended
	December 31,
	2023	2022
Stock options	$405	$776
Restricted stock units, time-vesting	36,706	65,214
Restricted stock units, performance based	4,876	5,398
Data Plus Math ("DPM") acquisition consideration holdback	—	2,031
Acuity performance plan	165	673
DataFleets acquisition consideration holdback	2,267	4,532
Employee stock purchase plan	1,167	1,527
Directors stock-based compensation	938	991
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	46,524	81,142
Less expense related to liability-based equity awards	(2,431)	(7,237)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$44,093	$73,905

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the nine months ended
	December 31,
	2023	2022
Cost of revenue	$2,075	$3,664
Research and development	17,330	34,670
Sales and marketing	12,611	17,871
General and administrative	14,508	24,937
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$46,524	$81,142

The following table provides the expected future expense for all of the Company's outstanding equity awards at December 31, 2023, by award type. The amount for fiscal 2024 represents the remaining three months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands).

	For the years ending March 31,
	2024	2025	2026	2027	Total
Stock options	$81	$90	$—	$—	$171
Restricted stock units	21,871	78,291	30,440	4,716	135,318
Employee stock purchase plan	431	431	—	—	862
Expected future expense	$22,383	$78,812	$30,440	$4,716	$136,351

Stock Options Activity

Stock option activity for the nine months ended December 31, 2023 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2023	524,911	$18.39
Exercised	(151,706)	$19.37		$860
Forfeited or canceled	(2,410)	$5.21
Outstanding at December 31, 2023	370,795	$18.08	1.2	$7,342
Exercisable at December 31, 2023	368,662	$18.18	1.2	$7,264

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on December 31, 2023.  This amount changes based upon changes in the fair market value of the Company's common stock.

A summary of stock options outstanding and exercisable as of December 31, 2023 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	23,542	5.0 years	$0.95	21,409	$0.93
$10.00	—	$19.99	182,603	1.4 years	$17.49	182,603	$17.49
$20.00	—	$24.99	164,650	0.5 years	$21.18	164,650	$21.18
			370,795	1.2 years	$18.08	368,662	$18.18

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the nine months ended December 31, 2023, the Company granted time-vesting RSUs covering 1,730,545 shares of common stock and having a fair value at the date of grant of $46.6 million. Of the RSUs granted in the current year, 947,054 vest over three years and 783,491 vest over two years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the nine months ended December 31, 2023 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2023	4,009,759	$32.57	2.20
Granted	1,730,545	$26.95
Vested	(890,679)	$32.03
Forfeited or canceled	(378,510)	$33.66
Outstanding at December 31, 2023	4,471,115	$30.41	1.70

The total fair value of RSUs vested during the nine months ended December 31, 2023 was $28.0 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2024 plan:
During the nine months ended December 31, 2023, the Company granted PSUs covering 666,496 shares of common stock having a fair value at the date of grant of $21.0 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 199,946 shares of common stock were granted having a fair value at the date of grant of $8.4 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2023 to March 31, 2026.

Under the operating metrics performance plan, units covering 466,550 shares of common stock were granted having a fair value at the date of grant of $12.6 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2024, 2025, and 2026.

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

Fiscal 2022 plans:
Units under the Company's fiscal 2022 special incentive performance plan covering 36,425 shares of common stock were measured and vesting was evaluated on a quarterly basis beginning on January 1, 2023 and continuing through the end of the performance period, December 31, 2023. Through the final measurement date, December 31, 2023, an accumulated 77% achievement, or 27,959 total units were earned under this plan. The remaining 8,466 units are expected to be cancelled in the fourth quarter of fiscal 2024 upon compensation committee approval.

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

The initial measurement date for the fiscal 2022 operating metrics performance plan was June 30, 2022. Through December 31, 2023, performance metrics have resulted in an accumulated 50% achievement, or 58,308 total earned units, under this plan. Of the earned amount, one-half vested immediately, while the remaining one-half vested one year later. As of December 31, 2023, there remains a maximum potential, net of forfeitures, of 144,554 additional units eligible for attainment under the plan. The final quarterly measurements of attainment will occur as of March 31, 2024, at which time no further attainment is expected under this plan.

PSU activity for the nine months ended December 31, 2023 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2023	709,589	$34.97	1.01
Granted	666,496	$31.58
Vested	(55,968)	$47.11
Forfeited or canceled	(214,760)	$40.19
Outstanding at December 31, 2023	1,105,357	$31.29	1.84

The total fair value of PSUs vested in the nine months ended December 31, 2023 was $1.4 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Performance Plan

Through December 31, 2023, the Company has recognized a total of $5.1 million as stock-based compensation expense related to the Acuity performance earnout plan. The final annual settlement of $1.7 million occurred in the second quarter of fiscal 2024.

Acquisition-related Consideration Holdback

Through December 31, 2023, the Company has recognized a total of $14.7 million as stock-based compensation expense related to the DataFleets consideration holdback. The final settlement of $2.6 million occurred in the third quarter of fiscal 2024.

Qualified Employee Stock Purchase Plan ("ESPP")

During the nine months ended December 31, 2023, 216,699 shares of common stock were purchased under the ESPP at a weighted-average price of $19.76 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $1.2 million for the nine months ended December 31, 2023. At December 31, 2023, there was approximately $0.9 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2023	March 31, 2023
Prepaid expenses and other	$24,254	$18,918
Assets of non-qualified retirement plan	13,672	12,110
Other current assets	$37,926	$31,028

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2023	March 31, 2023
Long-term prepaid revenue share	$5,729	$9,659
Right-of-use assets (see Note 4)	25,498	24,604
Deferred tax asset	1,262	1,253
Deposits	3,071	3,452
Strategic investments	2,600	1,600
Other miscellaneous noncurrent assets	138	477
Other assets, net	$38,298	$41,045

7.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	December 31, 2023	March 31, 2023
Leasehold improvements	$22,882	$25,262
Data processing equipment	5,963	6,537
Office furniture and other equipment	6,280	7,594
	35,125	39,393
Less accumulated depreciation and amortization	(26,923)	(32,308)
Property and equipment, net of accumulated depreciation and amortization	$8,202	$7,085

Depreciation expense on property and equipment was $2.0 million and $3.1 million for the nine months ended December 31, 2023 and 2022, respectively.

8.    GOODWILL:

Each quarter, the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary. During the quarter ended September 30, 2023, triggering events occurred which required the Company to test the recoverability of goodwill associated with its APAC reporting unit. The triggering event was the restructuring of operations in the APAC region. Accordingly, we tested goodwill for impairment and determined that the fair value of the APAC reporting unit had decreased, resulting in complete impairment of the goodwill amount of $2.9 million.

In order to estimate the fair value of the APAC reporting unit, management utilized a discounted cash flow model, classified in level 3 in the fair value hierarchy, as well as considered market multiples of guideline public companies.

Changes in goodwill for the nine months ended December 31, 2023 were as follows (dollars in thousands):

Total
Balance at March 31, 2023	$363,116
Impairment	(2,875)
Change in foreign currency translation adjustment	(14)
Balance at December 31, 2023	$360,227

Goodwill by geography as of December 31, 2023 was:

Total
U.S.	$360,227

9.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	December 31, 2023	March 31, 2023
Developed technology, gross	$72,129	$72,095
Accumulated amortization	(67,964)	(63,658)
Net developed technology	$4,165	$8,437

Customer relationship/trade name, gross	$34,388	$34,384
Accumulated amortization	(34,373)	(33,953)
Net customer/trade name	$15	$431

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(15,000)
Net publisher/data supply relationships	$—	$1,000

Total intangible assets, gross	$122,517	$122,479
Total accumulated amortization	(118,337)	(112,611)
Total intangible assets, net	$4,180	$9,868

Total amortization expense related to intangible assets was $5.7 million and $13.5 million for the nine months ended December 31, 2023 and 2022, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2024 represents the remaining three months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2024	$1,181
2025	2,999
$4,180

10.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2023	March 31, 2023
Liabilities of non-qualified retirement plan	$13,672	$12,110
Short-term lease liabilities (see Note 4)	10,309	9,929
Acuity performance earnout liability (see Note 5)	—	1,535
DataFleets consideration holdback (see Note 5)	—	324
Rakam consideration holdback	—	223
Other miscellaneous accrued expenses	18,619	11,615
Other accrued expenses	$42,600	$35,736

11.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	December 31, 2023	March 31, 2023
Uncertain tax positions	$25,531	$23,427
Long-term lease liabilities (see Note 4)	33,836	37,243
Lease restructuring accruals and related sublease deposits	4,881	5,713
Deferred tax liabilities	348	298
Other	4,903	5,117
Other liabilities	$69,499	$71,798

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the nine months ended December 31, 2023	$9,344	$307	$63	$(1,699)	$8,015

13.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the nine months ended December 31, 2023. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statements of operations. The reserve balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2023	$759	$4,873	$5,632
Restructuring charges and adjustments	2,754	398	3,152
Payments	(1,474)	(1,599)	(3,073)
Balances at December 31, 2023	$2,039	$3,672	$5,711

Employee-related Restructuring Plans

During the nine months ended December 31, 2023, the Company recorded a total of $2.8 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and APAC of $2.7 million and adjustments to the fiscal 2021 employee-related restructuring plans for employees in the United States and Europe of $0.1 million. Of the fiscal 2024 employee-related restructuring plans, $1.9 million remained accrued as of December 31, 2023 and are expected to be paid out during fiscal 2024.

In fiscal 2023, the Company recorded a total of $7.8 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges primarily in the United States. The fiscal 2023 employee-related restructuring plans were paid out during fiscal 2023 and 2024.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the employee-related charges of $1.7 million, $0.1 million remained accrued as of December 31, 2023 and are expected to be paid out during fiscal 2024.

Lease-related Impairments and Restructuring Plans

During the nine months ended December 31, 2023, the Company recorded a total of $1.9 million in additional impairment charges and adjustments related to the fiscal 2023 global real estate footprint reduction initiatives. The charges primarily related to the leased office space in San Francisco and were driven by declines in the expected sublease terms and rates available in the market. The impairment charges included impairments of the operating lease ROU assets of $1.7 million, and the associated furniture, equipment, and leasehold improvements of $0.2 million. Additionally, the Company recorded $0.4 million in additional lease-related restructuring charges and adjustments that covered other obligations related to the leased office spaces.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in impairment charges totaling $24.6 million during the second, third, and fourth quarters of fiscal 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $20.5 million, and the associated furniture, equipment, and leasehold improvements of $4.1 million. Additionally, the Company recorded $2.9 million in lease-related restructuring charges and adjustments that covered other obligations related to the leased office spaces in San Francisco and Phoenix. Of the combined fiscal 2023 and 2024 lease-related restructuring charges of $3.3 million, $2.2 million remain accrued as of December 31, 2023 and will be satisfied over the remainder of the San Francisco lease term, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through December 31, 2023, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $1.5 million remained accrued at December 31, 2023.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Employee-related restructuring plan charges	$1,283	$5,803	$2,754	$7,449
Lease-related restructuring plan charges and adjustments	—	582	398	2,637
ROU asset group impairments and adjustments	—	5,358	1,946	15,528
Goodwill impairment (see Note 8)	—	—	2,875	—
Other	1,219	—	1,219	(21)
	$2,502	$11,743	$9,192	$25,593

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

Commitments

The following table presents the Company’s purchase commitments at December 31, 2023.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.5 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2024 represents the remaining three months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2024	2025	2026	2027	2028	Total
Purchase commitments	$23,774	$89,013	$16,660	$4,085	$3,375	$136,907

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective income tax rate to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The estimated annual effective income tax rate for the current fiscal year is primarily driven by nondeductible stock-based compensation, capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of deductible temporary differences as well as net operating loss and tax credit carryforwards. As of December 31, 2023, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at December 31, 2023 and March 31, 2023 that are measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$28,526	$—	$—	$28,526
Level 1:
Money market funds	470,420	—	—	470,420
Assets of non-qualified retirement plan	—	—	13,672	13,672
U.S. Treasury securities	—	24,764	—	24,764
Certificates of deposit	—	7,500	—	7,500
Total	$498,946	$32,264	$13,672	$544,882

	March 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$22,603	$—	$—	$22,603
Level 1:
Money market funds	439,853	—	—	439,853
Assets of non-qualified retirement plan	—	—	12,110	12,110
U.S. Treasury securities	1,992	25,307	—	27,299
Certificates of deposit	—	7,500	—	7,500
Total	$464,448	$32,807	$12,110	$509,365

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The Company held $2.6 million and $1.6 million of strategic investments without readily determinable fair values at December 31, 2023 and March 31, 2023, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. There were no impairment charges for the nine months ended December 31, 2023. During the nine months ended December 31, 2022, the Company recorded a $4.0 million impairment of a strategic investment that is recorded in other expense in the condensed consolidated statement of operations.

Certain of the Company's non-financial assets were measured at fair value on a nonrecurring basis during the nine months ended December 31, 2023, and 2022, respectively, including property and equipment and right-of-use assets that were reduced to fair value when they were impaired as a result of the Company's lease-related restructuring plans and goodwill that was reduced to fair value related to the restructuring of operations in the APAC region. For additional information on the Company's fair value measurement in connection with the impairment of certain property and equipment and right-of-use assets associated with office facilities, see Note 4 and Note 7. For additional information on the Company's fair value measurement in connection with the impairment of goodwill, see Note 8.

17.    SUBSEQUENT EVENT:

On January 31, 2024, the Company completed the acquisition of Habu, Inc. ("Habu"), a data clean room software provider that works with global brands and companies to securely share first-party customer data with business partners and publishers to enable more effective and personalized marketing, for approximately $174 million in cash. The aggregate value of merger consideration with respect to assumed unvested stock options and consideration holdback amounts under holdback agreements with certain key employees is expected to equal approximately $26 million and will be reported as non-cash stock compensation over the applicable vesting periods. In connection with the acquisition, the Company assumed approximately $16 million of unvested restricted stock units to induce certain employees of Habu to accept employment with the Company.

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

•Measurement & Analytics. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows our customers to combine disparate data files (typically ad exposure and customer events, such as transactions), replacing customer identifiers with RampID. Our customers then can use that aggregated view of each customer for measurement of reach and frequency, sales lift, closed loop offline to online conversion and cross-channel attribution.

•Identity. We provide enterprise-level identity solutions that enable organizations to: 1) resolve and connect disparate identities, 2) enrich data sets with hygiene capabilities and additional audience data from the LiveRamp Data Marketplace providers, and 3) translate data between different systems. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for DII gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph powered by our Authenticated Traffic Solution (or "ATS") associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampID. This allows marketers to perform personalized segmentation, targeting, and measurement in use cases that require a consistent view of the user. There are currently more than 165 supply-side platforms and demand-side platforms live or committed to bid on RampID or ATS. In addition, to date more than 18,000 publisher domains, and 70% of the comScore 100 largest digital publishers, have adopted ATS.

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

Summary Results and Notable Events

A financial summary of the quarter ended December 31, 2023 compared to the same period in fiscal 2023 is presented below:
•Revenues were $173.9 million, a 9.6% increase from $158.6 million.
•Cost of revenue was $44.9 million, a 3.8% increase from $43.3 million.
•Gross margin increased to 74.2% from 72.7%.
•Total operating expenses were $113.7 million, an 18.3% decrease from $139.3 million.
•Cost of revenue and operating expenses for fiscal 2024 and 2023 included the following items:
◦Non-cash stock compensation of $17.5 million and $29.6 million, respectively (cost of revenue of $0.8 million and $1.2 million, respectively, and operating expenses of $16.7 million and $28.4 million, respectively)
◦Purchased intangible asset amortization of $1.2 million and $4.2 million, respectively (cost of revenue)
◦Transformation costs of $1.9 million in fiscal 2023 (general and administrative)
◦Restructuring charges of $2.5 million and $11.7 million, respectively (gains, losses, and other items, net)
•Total other income, net was $6.6 million, an increase of $7.3 million from total other expense, net of $0.7 million.
•Net earnings were $14.0 million, or $0.21 per diluted share compared to net loss of $29.7 million, or $0.46 per diluted share.
•Net cash provided by operating activities was $16.6 million compared to $15.8 million.
•The Company repurchased 0.3 million shares of its common stock for $10.0 million compared to 2.3 million shares for $49.9 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal quarter ended December 31, 2023 compared to the same period in fiscal 2023, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this report.

Recent Development

On January 31, 2024, the Company completed the acquisition of Habu, Inc. ("Habu"), a data clean room software provider that works with global brands and companies to securely share first-party customer data with business partners and publishers to enable more effective and personalized marketing, for approximately $174 million in cash. The aggregate value of merger consideration with respect to assumed unvested stock options and consideration holdback amounts under holdback agreements with certain key employees is expected to equal approximately $26 million and will be reported as non-cash stock compensation over the applicable vesting periods. In connection with the acquisition, the Company assumed approximately $16 million of unvested restricted stock units to induce certain employees of Habu to accept employment with the Company.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

			% Change
	December 31, 2023	December 31, 2022	December 31, 2023 from December 31, 2022	December 31, 2022 from December 31, 2021

Subscription net retention	101%	101%	—%	(8.2)%
Annualized recurring revenue	$446.9	$421.8	6.0%	10.6%
Remaining performance obligation	$546.2	$405.7	34.6%	6.8%
Current remaining performance obligation	$382.4	$324.4	17.9%	12.1%
Subscription CRPO	$339.3	$295.0	15.0%	11.8%

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

SNR at December 31, 2023 compared to December 31, 2022 was flat. Increasing levels of downsell and churn activity continue to substantially offset customer upsell revenue. The levels of downsell and churn activity were driven in part by budget and economic pressures on our customers.

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

Our ARR growth of 6.0% was primarily attributable to new customer revenue. The lower growth rate compared to the 10.6% growth in the previous year is due to similar reasons as those impacting SNR results, namely downsell and churn from customers, due in part to budget pressures, offsetting existing customer upsell activity in the current period as well as lower contribution from new customer activity.

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

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2023	2022	Change	2023	2022	Change
Revenues	$173,869	$158,615	10	$487,809	$447,957	9
Cost of revenue	44,934	43,287	4	131,767	126,612	4
Gross profit	128,935	115,328	12	356,042	321,345	11
Total operating expenses	113,734	139,277	(18)	330,363	400,018	(17)
Income (loss) from operations	15,201	(23,949)	163	25,679	(78,673)	133
Total other income (expense), net	$6,607	$(736)	NA	17,887	2,211	NA
Net earnings (loss) from continuing operations	$13,379	$(30,520)	144	$16,269	$(88,174)	118
Diluted earnings (loss) per share	$0.21	$(0.46)	145	$0.25	$(1.31)	119

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2023	2022	Change	2023	2022	Change
Revenues:
Subscription	$132,351	$126,427	5	$379,938	$361,862	5
Marketplace and Other	41,518	32,188	29	107,871	86,095	25
Total revenues	$173,869	$158,615	10	$487,809	$447,957	9

Total revenues for the quarter ended December 31, 2023 were $173.9 million, a $15.3 million or 9.6% increase from the same quarter a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. Subscription revenue growth was $5.9 million, or 4.7%, primarily due to upsell to existing customers, new logo deals and higher variable revenue. Subscription revenue in the prior year quarter also included a one-time $4.0 million positive revenue impact stemming from a customer contract settlement. Marketplace and Other revenue growth was $9.3 million, or 29.0%, primarily due to Data Marketplace and Services volume growth. On a geographic basis, U.S. revenue increased $15.2 million, or 10.3%. International revenue increased $0.1 million, or 0.5%. The differences in exchange rates in the current year quarter compared to those in the prior year quarter favorably impacted international revenue growth by approximately 3 percentage points.

Total revenues for the nine months ended December 31, 2023 were $487.8 million, a $39.9 million or 8.9% increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. Subscription revenue growth was $18.1 million, or 5.0%, primarily due to upsell to existing customers, new logo deals and higher variable revenue. Subscription revenue in the prior year also included a one-time $4.0 million positive revenue impact stemming from a customer contract settlement. Marketplace and Other revenue growth was $21.8 million, or 25.3%, primarily due to Data Marketplace and Services volume growth. On a geographic basis, U.S. revenue increased $39.3 million, or 9.4%. International revenue increased $0.6 million, or 1.9%. The differences in exchange rates in the current year compared to those in the prior year favorably impacted international revenue growth by approximately 3 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2023	2022	Change	2023	2022	Change
Cost of revenue	$44,934	$43,287	4	$131,767	$126,612	4
Gross profit	$128,935	$115,328	12	$356,042	$321,345	11
Gross margin (%)	74.2%	72.7%	2	73.0%	71.7%	2

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $44.9 million for the quarter ended December 31, 2023, a $1.6 million, or 3.8%, increase from the same quarter a year ago. Gross margins increased to 74.2% from 72.7% in the prior year quarter due to revenue increases and a $3.0 million decrease in intangible asset amortization offset partially by an increase in cost of revenue primarily from services support costs. U.S. gross margins increased to 76.4% from 74.2% while International gross margins decreased to 39.6% from 51.6%.

Cost of revenue was $131.8 million for the nine months ended December 31, 2023, a $5.2 million, or 4.1%, increase from the same period a year ago. Gross margins increased to 73.0% from 71.7% in the prior year due to revenue increases and a $7.8 million decrease in intangible amortization offset partially by an increase in cost of revenue primarily from services support costs. U.S. gross margins increased to 75.0% from 73.1%, and International gross margins decreased to 43.1% from 53.2%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$37,788	$43,175	(12)	$106,040	$136,975	(23)
Sales and marketing	46,203	47,702	(3)	135,217	144,931	(7)
General and administrative	27,241	36,657	(26)	79,914	92,519	(14)
Gains, losses and other items, net	2,502	11,743	(79)	9,192	25,593	(64)
Total operating expenses	$113,734	$139,277	(18)	$330,363	$400,018	(17)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $37.8 million for the quarter ended December 31, 2023, a decrease of $5.4 million, or 12.5%, compared to the same quarter a year ago, and are 21.7% of total revenues compared to 27.2% in the same quarter a year ago. The decrease is primarily due to stock-based compensation expense (decreased $3.7 million), hosting and software expenses (decreased $0.7 million) and professional services (decreased $0.4 million). Headcount related expenses were approximately flat.

R&D expenses were $106.0 million for the nine months ended December 31, 2023, a decrease of $30.9 million, or 22.6%, compared to the same period a year ago, and are 21.7% of total revenues compared to 30.6% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $17.3 million), headcount related costs (employee-related expenses decreased $8.0 million primarily as a result of the headcount reduction that occurred in the quarter ended December 31, 2022) and professional services (decreased $1.3 million). The decrease in stock-based compensation is primarily due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions.

S&M expenses were $46.2 million for the quarter ended December 31, 2023, a decrease of $1.5 million, or 3.1%, compared to the same quarter a year ago, and are 26.6% of total revenues compared to 30.1% in the same quarter a year ago. The decrease is primarily due to stock-based compensation expense (decreased $1.8 million) and professional services (decreased $0.4 million), offset partially by an increase in headcount related costs due to incentive compensation.

S&M expenses were $135.2 million for the nine months ended December 31, 2023, a decrease of $9.7 million, or 6.7%, compared to the same period a year ago, and are 27.7% of total revenues compared to 32.4% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $5.3 million), professional services (decreased $1.8 million), and administrative expenses (decreased $1.5 million from lower bad debt expense). The decrease in stock-based compensation is primarily due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $27.2 million for the quarter ended December 31, 2023, a decrease of $9.4 million, or 25.7%, compared to the same quarter a year ago, and are 15.7% of total revenues compared to 23.1% in the same quarter a year ago. The decrease is primarily due to decreases in stock-based compensation expense (decreased $6.3 million) and transformation costs (decreased $4.1 million), offset partially by an increase in headcount related costs due to incentive compensation.

G&A expenses were $79.9 million for the nine months ended December 31, 2023, a decrease of $12.6 million, or 13.6%, compared to the same period a year ago, and are 16.4% of total revenues compared to 20.7% in the prior year. The decrease is primarily due to decreases in stock-based compensation expense (decreased $10.4 million) and transformation costs (decreased $3.5 million), offset partially by higher employee-related expenses due to increased incentive compensation costs. The decrease in stock-based compensation is primarily due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of fiscal 2024 to take advantage of cash tax savings opportunities and current period forfeitures.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $2.5 million for the quarter ended December 31, 2023, a decrease of $9.2 million compared to the same quarter a year ago. The current quarter amount includes $1.3 million related to termination benefits for employees whose positions were or will be eliminated and $1.2 million of third party merger costs associated with the Habu acquisition. The prior year quarter amount included $5.9 million in lease impairments and restructuring and $5.8 million related to termination benefits for employees whose positions were eliminated.
Gains, losses and other items, net was $9.2 million for the nine months ended December 31, 2023, a decrease of $16.4 million compared to the same period a year ago. The current year amount includes $2.8 million related to the impairment of APAC goodwill, $2.3 million in lease impairments and restructuring, $2.8 million related to termination benefits for employees whose positions were or will be eliminated, and $1.2 million of third party merger costs associated with the Habu acquisition. The prior year amount included $15.5 million in lease impairments and restructuring, and $7.4 million related to termination benefits for employees whose positions were eliminated.

Income (Loss) from Operations and Operating Margin

Income from operations was $15.2 million for the quarter ended December 31, 2023 compared to a loss from operations of $23.9 million in the same quarter a year ago. Operating margin was positive 8.7% compared to negative 15.1%. Margins were positively impacted by revenue growth, and operating expense reductions related to the prior year headcount reduction, reduced stock-based compensation due to prior year accelerated vesting of awards, and lower gains, losses and other items.

Income from operations was $25.7 million for the nine months ended December 31, 2023 compared to a loss from operations of $78.7 million in the same period a year ago. Operating margin was positive 5.3% compared to negative 17.6% in the prior year. Margins were positively impacted by revenue growth, and operating expense reductions related to the prior year headcount reduction, reduced stock-based compensation due to prior year accelerated vesting of awards, and lower gains, losses and other items.

Total Other Income (Expense) and Income Taxes

Total other income was $6.6 million for the quarter ended December 31, 2023 compared to total other expense of $0.7 million in the same quarter a year ago. Total other income was $17.9 million for the nine months ended December 31, 2023 compared to $2.2 million in the same period a year ago. The quarter and year-to-date increases are primarily attributable to higher interest rates on invested cash and short-term investments, and a $4.1 million impairment of a strategic investment in the prior year.

Income tax expense was $8.4 million on pretax income of $21.8 million for the quarter ended December 31, 2023, resulting in a 39% effective tax rate. This compares to a prior year income tax expense of $5.8 million on pretax loss of $24.7 million, or a negative 24% effective tax rate. Tax expense for both periods reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, the valuation allowance, and nondeductible stock-based compensation.

Income tax expense was $27.3 million on pretax income of $43.6 million for the nine months ended December 31, 2023, resulting in an 63% effective tax rate. This compares to a prior year income tax expense of $11.7 million on pretax loss of $76.5 million, or a negative 15% effective tax rate. Tax expense for both periods reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017, the valuation allowance, and nondeductible stock-based compensation.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $0.6 million for the three months ended December 31, 2023 compared to $0.8 million in the same quarter a year ago. Earnings from discontinued operations, net of tax, was $1.0 million for the nine months ended December 31, 2023 compared to $0.8 million in the same period a year ago. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2024 and fiscal 2023, the Company recovered certain previously paid state income taxes arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At December 31, 2023, approximately $18.0 million of the total cash balance of $498.9 million, or approximately 3.6%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $199.4 million at December 31, 2023, an increase of $42.0 million, compared to $157.4 million at March 31, 2023. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 106 days at December 31, 2023, compared to 95 days at March 31, 2023. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Marketplace and Other contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2023, DSO at December 31, 2023 was negatively impacted by approximately 8 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at December 31, 2023 totaled $560.9 million, a $21.2 million increase when compared to $539.7 million at March 31, 2023.

Subsequent to December 31, 2023, the Company closed its acquisition of Habu, which included the payment of approximately $174 million in cash at closing.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the nine months ended
	December 31,
	2023	2022

Net cash provided by operating activities	$78,013	$3,776
Net cash used in investing activities	$(2,099)	$(4,693)
Net cash used in financing activities	$(43,220)	$(145,796)
Net cash provided by discontinued operations	$985	$836

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

In the nine months ended December 31, 2023, net cash provided by operating activities of $78.0 million resulted primarily from net earnings adjusted for non-cash items of $77.2 million and changes in operating assets and liabilities of $0.8 million. Net cash provided by changes in operating assets and liabilities was primarily related to a $29.2 million Internal Revenue Service refund related to fiscal 2021, an increase in deferred revenue of $9.7 million, and an increase in other assets of $8.8 million, offset partially by an increase in accounts receivable of $41.0 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

In the nine months ended December 31, 2022, net cash provided by operating activities of $3.8 million resulted primarily from net loss adjusted for non-cash items of $33.6 million offset by changes in operating assets and liabilities of $29.8 million. Net cash used by changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $27.2 million and a decrease in accounts payable and other liabilities of $9.3 million, offset partially by a decrease in income taxes of $7.0 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers.

Investing Activities

Our primary investing activities have historically consisted of capital expenditures. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the nine months ended December 31, 2023, net cash used in investing activities consisted of capital expenditures of $2.5 million, purchases of strategic investments of $1.0 million, and purchases of investments of $24.4 million partially offset by the proceeds from the sale of investments of $25.8 million.

In the nine months ended December 31, 2022, net cash used in investing activities consisted of capital expenditures of $4.6 million and purchases of investments of $3.5 million, offset partially by proceeds from the sale of investments of $3.0 million and the sale of a strategic investment of $0.4 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In the nine months ended December 31, 2023, net cash used in financing activities was $43.2 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $45.3 million (1.7 million shares) and $5.1 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $7.2 million from the sale of common stock from our equity compensation plans.

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

During the nine months ended December 31, 2023, the Company repurchased 1.7 million shares of its common stock for $45.3 million under the modified common stock repurchase program.  Through December 31, 2023, the Company had repurchased a total of 37.3 million shares of its common stock for $927.5 million under the program, leaving remaining capacity of $172.5 million.

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

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at December 31, 2023 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $25.5 million as the Company is not able to predict the periods in which the payments will be made. The amounts for 2024 represent the remaining three months ending March 31, 2024. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$2,702	$9,965	$8,675	$8,265	$8,454	$12,828	$50,889

Future minimum payments as of December 31, 2023 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2024: $675; Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2024	2025	2026	2027	2028	Total
Purchase commitments	$23,774	$89,013	$16,660	$4,085	$3,375	$136,907

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2023, as compared with those discussed in the Company's 2023 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	346,761	$28.84	346,761	$172,502,429
November 1, 2023 - November 30, 2023	—	$—	—	$172,502,429
December 1, 2023 - December 31, 2023	—	$—	—	$172,502,429
Total	346,761	$28.84	346,761

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on December 20, 2022.  Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. Through December 31, 2023, the Company had repurchased a total of 37.3 million shares of its common stock for $927.5 million, leaving remaining capacity of $172.5 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

The following exhibits are filed with this quarterly report:

10.1	LiveRamp Holding, Inc. Amended and Restated 2010 Executive Severance Policy, as amended and restated effective November 14, 2023

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2023, (v) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2022, (vi) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2023 and 2022, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: February 8, 2024	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)