Form 10-K
period 2024-03-31
LiveRamp Holdings, Inc.
filed 2024-05-22
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange was approximately $1,293,050,600. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of common stock, $0.10 par value per share, outstanding as of May 17, 2024 was 66,153,860.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) of LiveRamp Holdings, Inc. (“LiveRamp,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

PART I

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE INFORMATION

Our website address is www.liveramp.com, where copies of documents that we have filed with the Securities and Exchange Commission (“SEC”) may be obtained free of charge as soon as reasonably practicable after being filed electronically. Included among those documents are our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Copies may also be obtained through the SEC’s EDGAR site at the website address http://www.sec.gov, or by sending a written request for copies to LiveRamp Investor Relations, 225 Bush Street, Seventeenth Floor, San Francisco, California 94104. Copies of all our SEC filings were available on our website during the past fiscal year covered by this Annual Report on Form 10-K. In addition, at the “Corporate Governance” section included in the investor relations section of our website, we have posted copies of our Corporate Governance Principles, the charters for the Audit/Finance, Talent and Compensation, Executive, and Governance/Nominating Committees of the Board of Directors, the codes of ethics applicable to directors, financial personnel and all employees, and other information relating to the governance of the Company. Although referenced herein, information contained on or connected to our corporate website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.

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

•our expectations regarding the potential impact of public health crises, similar to the COVID-19 pandemic, on our business, operations, and the markets in which we and our partners and customers operate;

•our expectations regarding the impact of tax-related legislation on our tax position;

•our estimates, assumptions, projections and/or expectations regarding the Company's annualized future cost savings and expenses associated with our global workforce strategy and real estate footprint reduction;
•statements regarding our liquidity needs or containing a projection of revenues, operating income (loss), income (loss), earnings (loss) per share, capital expenditures, research and development spending, dividends, capital structure, or other financial items;

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
•the possibility that we will fail to keep up with rapidly changing technology practices in our products and services or that expected benefits from utilization of technological innovations may not be realized as soon as expected or at all;
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
•general and global negative conditions, risk of recession, high interest rates, the military conflicts in Europe and the Middle East, capital markets volatility, bank failures, government shutdowns, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

Item 1.  Business

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in consumer privacy, data ethics and foundational identity, LiveRamp offers a connected customer view with clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

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

Growing Data Usage

Advances in software, including artificial intelligence and machine learning, and the consumer's growing use of Internet connected devices and applications have made it possible to collect and rapidly process massive amounts of customer data. Data vendors and direct-to-consumer platforms are able to collect user information across a wide range of offline and online properties and connected devices, and to aggregate and combine it with other data sources. With proper permissions, this data can be integrated with a company's own proprietary data and can be made non-identifiable if the use case requires it. Through the use of data, marketers and publishers can more effectively acquire customers, elevate their lifetime value, and enhance the customer experience.

Growing Data Collaboration to Enable Commerce Media

The advertising market is being transformed by commerce media, a new form of advertising that closes the loop between media impressions and sales transactions. Commerce media provides brand advertisers with enhanced audience insights that drive more effective and efficient advertising and provides consumers with a more relevant experience. The foundation for commerce media is data collaboration where companies share first-party consumer data with trusted business partners in a manner that is safe, secure and adheres to privacy regulations. Retail media was the first to scale, spurred by e-commerce, but other sectors are embracing the commerce media opportunity, including travel & hospitality, telecommunications, finance, automotive and healthcare. Other examples of data collaboration use cases include enterprise companies connecting consumer data across functional groups or properties, cross-screen media measurement and analysis, and closed loop attribution from connecting marketing exposures to actual sales.

Growing Complexity of the Customer Journey

The customer experience economy has evolved significantly in recent years, driven by rapid innovation and an explosion of data, marketing channels, devices, and applications. Historically, brands interacted with consumers through a limited number of marketing channels, with limited visibility into the activities taking place. Today, companies interact with consumers across a growing number of touchpoints, including online, social, mobile and point-of-sale. The billions of interactions that take place each day between brands and consumers create a trove of valuable data that can be harnessed to power better customer interactions and experiences. However, most enterprise marketers remain unable to navigate through the complexity to effectively leverage this data.

Additionally, innovation has fueled the growth of a highly-fragmented technology landscape, forcing companies to contend with thousands of marketing technologies and data silos. To make every customer experience relevant across channels and devices, organizations need a trusted platform that can break down those silos, make data portable, and accurately recognize individuals throughout the customer journey. Marketing is becoming more audience-centric, automated, and optimized. However, several important factors still prevent data from being used effectively to optimize the customer experience:

•Identity. For organizations to target audiences at the individual level, they must be able to recognize consumers across all channels and devices, and link multiple identifiers and data elements to create a single view of the customer. The evolving regulations around consumer data privacy highlight the importance of authenticated, first-party identity.

•Scaled Data Assets. Quality, depth, and recency of data matter when deriving linkages between identifiers. Organizations must have access to an extensive set of data and be able to match that data with a high degree of accuracy to perform true cross-device audience addressability and measurement.

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

•Walled Gardens. Walled gardens, or marketing platforms that strictly control the use of data outside of their walls, are becoming more pervasive and can result in diminished control and transparency for brand advertisers. For customers, it can result in a disjointed user experience. Organizations need a solution that enables an open ecosystem and ensures complete control over customer data, along with the flexibility to choose a diversified approach to meeting marketing goals.

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

Heightened Privacy and Security Concerns

In the era of regulations such as the European General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"), diligence in the areas of consumer privacy and security is and will continue to be paramount. Every year there are new consumer data privacy regulations being introduced. For example, new comprehensive privacy legislation, similar to the CCPA, has taken, or will take, effect in at least sixteen states on or by January 1, 2026. Additional new category-specific legislation, such as the My Health, My Data Act passed in Washington State in April 2023, will also take effect in the next year or two. Consumers' understanding of the benefits of marketing technology often lags the pace of innovation, giving rise to new demands from government agencies and consumer advocacy groups across the world. These factors challenge the liability every company faces when managing and activating consumer data.

Our Approach

Leveraging our groundbreaking leadership in consumer privacy, data ethics, foundational identity and connectivity, we help our customers build enduring brand and business value by unlocking siloed and fragmented consumer data and enabling responsible data collaboration.

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

/LiveRamp Data Collaboration Platform

As depicted in the graphic below, we power the industry’s leading enterprise platform for data collaboration. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. At the core of our platform is an omnichannel, deterministic identity resolution technology that offers unparalleled accuracy, breadth, and depth. Leveraging deep expertise in data collaboration, the /LiveRamp Data Collaboration Platform enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. First-party data is data collected firsthand through a company's controlled channels. Second-party data is data that a company shares directly with a trusted business partner. Third-party data is data collected and sold by a company through an online data marketplace to companies with which it does not have a direct relationship. This single customer view can then be connected across any of the 500 partners in our ecosystem in order to support a variety of people-based marketing solutions.

The /LiveRamp Data Collaboration Platform provides customers with four core capabilities:

•Live/Identity. We provide enterprise identity infrastructure that resolves disparate consumer identities across different internal and external systems to create an accurate, connected view of the customer. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for directly identifiable information (or "DII") gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph, powered by our Authenticated Traffic Solution (or "ATS"), associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampIDTM, a durable and privacy-centric connector to the digital ecosystem. This provides marketers with a consistent view of the consumer that is necessary for personalized segmentation, targeting, and measurement. There are currently more than 165 supply-side platforms and demand-side platforms live or committed to bid on RampID and ATS. In addition, to date more than 21,000 publisher domains and 75% of the comScore 100 publishers have integrated ATS worldwide.

•Live/Access. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The /LiveRamp Data Collaboration Platform allows for the search, discovery and distribution of data provided by third-party data providers to improve targeting, measurement, and customer intelligence. Data accessed through the LiveRamp Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 200 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

•Live/Connectivity. We enable organizations to leverage their customer and prospect data in the digital and TV ecosystems and across the customer experience applications they use through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all DII, and replaces it with a pseudonymized RampID. RampID can then be distributed through direct integrations to the top platforms our customers work with, including leading marketing cloud providers, publishers and social networks, personalization tools, and connected TV services. We connect data across an ecosystem of more than 500 partners, representing one of the largest networks of connections in the digital marketplace.

•Live/Insights. Data Collaboration enables advanced measurement and analytics that helps produce insight-driven innovation. We enable trusted data collaboration between organizations and their trusted partners in a neutral, manageable environment. Our platform provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers by leveraging partner data. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files, typically advertising exposure and customer sales transactions, replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer to measure reach and frequency, sales lift, closed loop offline-to-online conversion and cross-channel attribution.

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 900 direct customers world-wide, including approximately 25% of the Fortune 500, and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

•Data Sellers. Leveraging our vast network of integrations, we enable data sellers to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to customers or made available through the Data Marketplace. This adds value for brands as it allows them to augment their understanding of consumers and increase both their reach against and understanding of customers and prospects.

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to customers and create incremental revenue streams. Leveraging our common identity system and broad integration network, the Data Marketplace seamlessly connects data sellers’ audience data across the marketing ecosystem. The Data Marketplace enables data sellers to easily monetize their data across hundreds of marketing platforms and publishers. At the same time, it provides a single platform where data buyers, including platforms and publishers, in addition to brands and their agencies, access third-party data from more than 200 data providers, supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data sellers that are monetizing their data assets via our marketplace platform service. We also generate Marketplace and Other revenue through transactional usage-based arrangements with certain publishers and addressable TV providers. Data Marketplace revenue is recognized net of the share of revenue earned by the data seller.

To complement our product offering, we provide professional services and enhanced support entitlements to help customers leverage our platform and drive business outcomes. Our services offering includes product implementation, data science analytics, audience measurement and general advisory. We generate revenue from services primarily from project fees paid by subscribers to our software platform. Service projects are sold on an ad hoc basis as well as bundled with platform subscriptions. Professional services revenue is approximately 3% of total Company revenue.

Competitive Strengths

Our competitive strengths can be mapped back to our core capabilities around data access, identity, connectivity and data stewardship – which together create strong network effects that form a larger strategic moat around the entire business.

•Premier Global Ecosystem. We offer an expansive, data-rich network of top-quality partners for incomparable scale and reach. We activate data across an ecosystem of more than 500 partners, representing one of the largest networks of connections in the digital marketing space. We use 100% deterministic matching, resulting in a strong combination of reach and accuracy. Additionally, through our Data Marketplace, we provide simplified access to more than 700,000 consumer data segments from the world's top data providers.

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
•Scale Leader in Data Connectivity. We are a category creator and one of the largest providers of data connectivity at scale. We match records with a high level of accuracy and offer the flexibility for activating data through our extensive set of integrations. Our platform processes more than 4 trillion data records daily.
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
•Strong Customer Relationships. We work with 900 direct customers world-wide and serve thousands of additional customers indirectly through our partner and reseller network. We have deep relationships with companies and marketing leaders in key industries, including financial services, retail, telecommunications, media, insurance, health care, automotive, technology, and travel and entertainment. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growth in the number of customers whose subscription contracts exceed $1 million in annual revenue.

Growth Strategy

LiveRamp is a category creator, thought leader and innovator in how data is used to power the customer experience. Key elements of our growth strategy include:

•Grow our Customer Base. We have strong relationships with many of the world’s largest brands, agencies, marketing technology providers, publishers and data providers. Today, we work with 900 direct customers globally; however, we believe our target market includes the world’s top 2,000 marketers, signaling there is still significant opportunity to add new customers to our roster. We expect to continue making investments in growing our sales and customer success team to support this strategy.

•Expand Existing Customer Relationships. A key growth lever for our business is the ability to land and expand – or grow existing customer relationships. Our subscription pricing is based on data volume, so over time, as customers expand their usage and leverage their data across more use cases, we are able to grow our relationships. As of March 31, 2024, we worked with 115 customers whose subscription contracts exceed $1 million in annual revenue, and as we continue to expand our coverage beyond programmatic, we expect to see this number grow.

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

•Expand Addressable Market. Historically, our focus has been to enable data-driven advertising for paid media. As customers look to deploy data across additional use cases, we intend to power all customer experience use cases and expand our role inside the enterprise. Call centers, email and messaging campaigns, and supply chain management are examples of this strategy. In addition, over time, we intend to pursue adjacent markets beyond marketing, like risk and fraud, healthcare and government, where similar identity and data connectivity challenges exist.

•Build an Exceptional Business. We do not aspire to be mediocre, good, or even great – we intend to be the absolute best in everything we do. We attract and employ exceptional people, challenge them to accomplish exceptional things, and achieve exceptional results for our customers and shareholders. We do this through six guiding principles: 1) Above all, we do what is right; 2) We love our customers; 3) We say what we mean and do what we say; 4) We empower people; 5) We respect people and time; and 6) We get stuff done.

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

The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention on matters concerning the collection and use of consumer data. Data privacy legislation has been introduced in the U.S. Congress, and at least sixteen states now have passed comprehensive privacy legislation. Additional state legislatures have proposed, and in certain cases enacted, a variety of types of data privacy legislation. In all of the non-U.S. locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being developed.

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

Customers

Our customer base consists primarily of Fortune 1000 companies and organizations in the financial services, insurance, information services, direct marketing, retail, consumer packaged goods, technology, automotive, healthcare, travel and communications industries as well as in non-profit sectors. Given the strong network effects associated with our platform, we work with both enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. We had 900 direct subscription customers at the end of fiscal year 2024.

We seek to maintain long-term relationships with our customers. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growing number of customers whose subscription contracts exceed $1 million in annual revenue, which totaled 115 at the end of fiscal year 2024.

Our ten largest customers represented approximately 27% of our revenues in fiscal year 2024. There were no customers that individually exceeded 10% of the Company's revenue in fiscal year 2024.

Sales and Marketing

Our sales teams focus on new business development across all markets – sales to new customers and sales of new lines of business to existing customers, as well as revenue growth within existing accounts. We organize our customer relationships around customer type and industry vertical, as we believe that understanding and speaking to the nuances of each industry is the most effective way to positively impact our customers’ businesses.

Our partner organization focuses on enabling key media partners, agencies and software providers who can help drive value for our customers. We are actively expanding our channel sales efforts with customer data platforms, public cloud providers, cloud data warehouses, marketing clouds, and global systems integrators.

Our marketing efforts are focused on increasing awareness for our brand, executing thought leadership initiatives, supporting our sales team and generating new leads. We seek to accomplish these objectives by hosting and presenting at industry conferences, hosting customer advisory boards, publishing white papers and research, public relations activities, social media presence and advertising campaigns.

Research and Development

We continue to invest in our global data connectivity platform to enable effective use of data. Our research and development teams are focused on the full cycle of product development from customer discovery through development, testing and release. Research and development expense was $151.2 million in fiscal 2024, compared to $189.2 million in fiscal 2023, and $157.9 million in fiscal 2022. Management expects to maintain research and development spending, as a percentage of revenue, at relatively similar levels to fiscal 2024 in fiscal 2025.

Seasonality

While the majority of our business is not subject to seasonal fluctuations, our Data Marketplace and usage-based subscription revenue experience modest seasonality, as the revenue generated from these areas of the business are more transactional in nature and tied to overall advertising spend by our customers. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. We expect our Data Marketplace and usage-based subscription revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Usage-based subscription revenue equaled 15% of total subscription revenue in fiscal 2024, 14% in fiscal 2023 and 15% in fiscal 2022.

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

Pricing

Approximately 78% of our revenue is derived from subscription-based arrangements sold on an annual or multi-year basis. Our subscription pricing is based on data volume supported by our platform. We also generate revenue from data providers, digital publishers and advanced TV platforms in the form of revenue-sharing agreements in our Data Marketplace.

Our Human Capital

LiveRamp's most valuable resource is our people. Our board of directors considers LiveRamp's talent strategy and Diversity, Inclusion and Belonging commitment and programs to be a critical component of our Company strategy and a competitive advantage. We believe each hire is an opportunity to diversify our workforce and add new skills and capabilities that will foster greater innovation.

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

Investing in our people is foundational to building an exceptional culture where everyone can thrive. We seek out brilliant people from all backgrounds. One way we further this is that we provide candidates with a significant amount of information about who we are and how our products work to help level the knowledge base among referrals and direct applicants. Additionally, candidates have the opportunity to speak directly with members of our business employee resource groups (“BERGs”) to get a first-hand perspective of what it is like to work here.

Forming teams with diverse backgrounds enables us to achieve our goal of building products that can be used by customers with varying capabilities, which reduces inequities and serves a wider variety of business needs. Our BERGs exist to support the growth and development of our employees, communities and business to increase diversity, inclusion and belonging. Currently, we have six BERGs: EQUAL@LiveRamp, Women@LiveRamp, Badge@LiveRamp, SOMOS@LiveRamp, SAUCE@LiveRamp, and MOSAIC@LiveRamp.

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

Scott E. Howe, age 56, is the Chief Executive Officer of the Company. Prior to joining the Company in 2011, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010. In this role, he managed a multi-billion-dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A | Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook). Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc. He is a member of the board of directors of the Internet Advertising Bureau (IAB) and previously served on the board of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry. Mr. Howe is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Lauren R. Dillard, age 38, is the Company’s Executive Vice President and Chief Financial Officer, a position she has held since April 2023. She previously served as the Company’s SVP of Finance and Investor Relations, overseeing all aspects of the Company’s finance and investor relations functions since assuming the role in August 2021. Prior to her current positions, she served as the Company’s Chief Communications Officer & Head of Investor Relations from 2018 to 2021. Prior to joining the Company, she worked in corporate finance and investor relations for a number of San Francisco Bay Area technology companies and started her career at Ernst & Young. She is an active community leader and has served on and chaired several Bay Area nonprofit boards, including the Bay Area Discovery Museum and Multiplying Good. Ms. Dillard is a certified public accountant (inactive) and holds a Bachelor of Science degree in accounting from Santa Clara University.

Jerry C. Jones, age 68, is the Company’s Executive Vice President, Chief Ethics and Legal Officer, and Secretary. He joined the Company in 1999 and currently oversees the Company’s legal, data ethics and government relations matters. He also assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives. Prior to joining the Company, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests. Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Compensation Committee and the Nominating & Governance Committee. He is a member of the U.S. Chaber of Commerce Board of Directors. He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 70 democratic countries. Previously, he served as the Chair of FASTER Arkansas, the board of directors of ForwARd Arkansas, the board of directors of the CDIA and was a co-founder of uhireUS. Mr. Jones was also previously a member of the board of directors of Heifer International and Entrust, Inc. until it was purchased by private investors in 2009. He is the former chairman of the board of the Arkansas Virtual Academy, a statewide virtual public school, and is a former member of the UA Little Rock Board of Visitors. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

Mohsin Hussain, age 51, has served as the Chief Technology Officer and Executive Vice President of Engineering of the Company since 2021. During the year prior to assuming this position, he was the Company’s Chief Technology Officer and Senior Vice President of Engineering. Mr. Hussain has more than 25 years’ experience in engineering leadership and product innovation in the areas of software-as-a-service, data science, machine learning, analytics, and the cloud. Before joining LiveRamp, Mr. Hussain was employed for two years as Senior Vice President of Engineering at Criteo (NYSE: CRTO) where he led a large-scale buildout of the U.S. engineering team, new product launches, and the R&D integration of several acquisitions, including Criteo's largest, Hooklogic (integrated and rebranded as Criteo's Retail Media Platform). Prior to that, he was Vice President of Engineering at Criteo for over two years. Earlier in his career Mr. Hussain held leadership roles in several high-growth start-ups and public companies, including AOL/Netscape (now Yahoo), Siebel Systems (now Oracle), and SunPower. He has been a member of the Google Cloud CIO/CTO Customer Advisory Board since 2021. Mr. Hussain is named as an inventor on 18 issued patents and holds a bachelor’s degree in computer science from University of California at Berkeley.

Vihan Sharma, age 45, has served as the Chief Revenue Officer of the Company since December 2023 where he is in charge of overseeing global sales, customer operations and partnership teams. He joined the Company in 2009 and currently oversees all global commercial functions and is responsible for LiveRamp's growth and operations in Europe. Prior to his current position, Mr. Sharma served as the Company’s Executive Vice President of Global Sales and was Managing Director Europe from 2019 to 2023. Mr. Sharma has extensive experience in global data and product strategy and has also served as Vice President of Safe Haven and Managing Director France, a leadership position he held for almost six years. Prior to joining the Company, Mr. Sharma held several strategic leadership positions across a number of startups in Europe. Mr. Sharma holds a master's degree in business administration from the ESCP Business School.

Kimberly Bloomston, age 41, has served as the Chief Product Officer of the Company since December 2023. For almost two years prior to assuming her current position, Ms. Bloomston served as the Company’s Senior Vice President of Product and prior to that served in the role of Vice President of Product, Core Platform & Data Marketplace. Ms. Bloomston has over 15 years of experience leading product management and business operations and has served in executive leadership roles overseeing product, design and operations teams across a variety of software companies and industries. Prior to joining the Company, in 2020, she served as the Vice President of Product Management at Ellucian, a cloud and SaaS solutions provider in the higher education space, for over three years. Ms. Bloomston has also led sales and partner programs, including experience leading strategic initiatives that focus on maturing and expanding solutions in the midst of market and company transformation. Ms. Bloomston holds a bachelor’s degree in philosophy from Baruch College.

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

To sustain or increase our revenue, we must regularly add new customers and encourage existing customers to maintain or increase their business with us. As the market matures and regulation increases, and as existing and new market participants produce new and different approaches to enable businesses to address their respective needs that compete with our offerings, we may be forced to reduce the prices we charge, may be unable to renew existing customer agreements, or enter into new customer agreements at the same prices and upon the same terms that we have historically obtained. If our new business and cross-selling efforts are unsuccessful or if our customers do not expand their use of our platform or adopt additional offerings and features, our operating results may suffer.

Our existing customers have no obligation to renew their contracts upon expiration of their contractual subscription period and may not choose to renew their contracts for a variety of reasons. In the normal course of business, some customers have elected not to renew, and it is difficult to predict attrition rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction, pricing changes, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, regulatory changes such as in privacy, antitrust, or international relations, and reductions in our customers’ spending levels or other declines in customer activity. If our customers do not renew their contracts or decrease the amount they spend with us, our revenue would decline and our business would suffer.

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future periods. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Moreover, the conditions caused by other factors outside our control, such as macroeconomic growth and increasing global geopolitical tensions, have affected, and may affect, directly or indirectly, the rate of spending on advertising products and have and could continue to adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of their subscription contracts, or increase customer attrition rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest customers represented approximately 27% of our revenues in fiscal year 2024. The loss of, or decrease in revenue from, any of our significant customers for any reason could have a material adverse effect on our revenue and operating results, which could be exacerbated by customer consolidation, changes in technologies or solutions used by our customers, changes in demand for our platform, legal or regulatory changes, market optics, customer bankruptcies or departures from their respective industries, pricing or product competition, or deviation from marketing and sales methods, any one of which may result in even fewer contractual relationships accounting for a high percentage of our revenue and reduced demand from any single significant customer.

In addition, some of our customers have used, and may in the future use, the size and relative importance of their purchases to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to, to obtain price concessions, or to otherwise restrict our business.

Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, leading to our inability to provide products and services to our customers, which could lead to a decrease in revenue and loss of customer confidence.

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if our data suppliers were to withhold their data from us or materially limit our use of their data, which could occur for a variety of reasons, including because we fail to maintain sufficient relationships with the suppliers or because they decline to provide, or are prohibited from providing, such data to us due to legal, regulatory, contractual, privacy, competitive or other economic concerns. For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a supplier, if we breach their expectations of our use of their data, if they are acquired by one of our competitors, if legislation is passed or regulations are adopted restricting or making too difficult the collection, use or dissemination of the data they provide, if market optics become negative regarding the sharing of their data with third parties or allowing the setting of cookies from their sites, if publishers change their privacy policies or user settings, including as a result of legal or regulatory actions, in a material manner that turns off or diminishes the volume of data we receive, or if judicial interpretations are issued restricting use of such data, or for other reasons. Further, definitions in enacted or proposed state-level data broker legislation apply to LiveRamp, potentially exposing the Company to negative perceptions and diminishing data available to it. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards or their legal and/or other contractual commitments. If a substantial number of data suppliers were to withdraw or withhold their data from us or substantially limit our use of their data, or if we were to sever ties with our data suppliers based on their inability to meet appropriate data standards, our ability to provide products and services to our customers could be materially adversely impacted, which could result in decreased revenues and operating results.

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

Our growth strategy and future success depends in large part on our ability to attract, recruit, onboard, motivate and retain technical, customer services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of executives and employees who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel. In addition, many of the companies with which we compete for experienced personnel may be able to offer greater compensation and benefits packages and/or more flexible work alternatives. We may incur significant costs to attract and retain highly trained personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. Further, volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. The loss or prolonged absence of the services of highly trained personnel like our current team of executives and employees, or the inability to recruit, attract, onboard and retain additional, qualified employees, could have a material adverse effect on our business, financial position or operating results.

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

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to proactively focus on and pursue our corporate objectives. The majority of our employees continue to work remotely. We have offered most of our employees the flexibility to determine the amount of time they work in the office, which may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. If we fail to maintain our company culture, our business may be adversely impacted.

Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and decreased revenues, thereby impacting our results of operations.

Advances in information technology are changing the way our customers use and purchase information products and services and may be disruptive to our existing platform offerings. Maintaining the technological competitiveness of our products, processing functionality, software systems and services is key to our continued success.  However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness.  Without the timely introduction of new products, services and enhancements that comply with changing laws and standards, including through the use of new and emerging technologies (e.g., artificial intelligence and machine learning), we could be at a competitive disadvantage and our offerings will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer.

Consumer needs and expectations and the business information industry as a whole are in a constant state of change.  Our ability to continually improve our current processes and products in response to changes in technology and to develop new products and services are essential in maintaining our competitive position, preserving our market share and meeting the increasingly sophisticated requirements of our customers.  If we fail to enhance our current products and services or fail to develop new products in light of emerging technologies, industry standards, and regulations, we could lose customers to current or future competitors, which could result in impairment of our growth prospects, loss of market share and decreased revenues.

Acquisition and divestiture activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction, all of which could adversely affect our business and growth prospects.

Historically, we have engaged in acquisitions to grow our business, such as the acquisition of Habu in January 2024. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships. The pursuit of acquisitions may divert the attention of management, disrupt ongoing business, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. While we believe we will be able to successfully integrate newly acquired businesses (such as Habu) into our existing operations, there is no certainty that future acquisitions or alliances will be consummated on acceptable terms or that we will be able to successfully integrate the services, content, products and personnel of any such transaction into our operations.  In addition, the pursuit of any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. An acquisition may later be found to have a material legal or ethical issue that was not disclosed or discovered prior to acquisition. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction. The occurrence of any of these events could result in decreased revenues, net income and earnings per share.

We have also divested assets in the past and may do so again in the future. As with acquisitions, divestitures involve significant risks and uncertainties, such as disruption of our ongoing business, reductions of our revenues or earnings per share, unanticipated liabilities, legal risks and costs, the potential loss of key personnel, distraction of management from our ongoing business, and impairment of relationships with employees and customers because of migrating a business to new owners.

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

Additional risks inherent in our non-U.S. business activities generally include, among others, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, but such risks may be exaggerated by factors normally associated with international operations, such as differences in culture, laws and regulations, especially restrictions on collection, management, aggregation, localizations, and use of information. Failure to effectively manage the risks facing our non-U.S. business activities could materially adversely affect our operating results. Also, our business is subject to weak international economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control that could result in a reduced volume of business by our customers and prospective customers, and the demand for, and use of, our products and services may decline. For example, the military conflicts in Europe and the Middle East could result in regional instability and adversely impact financial markets as well as economic conditions.

In addition, when operating in foreign jurisdictions, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, as well as anti-competition regulations and data protection laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, and restrictions on our business conduct and on our ability to offer our products and services in one or more countries. Such violations could also adversely affect our reputation with existing and prospective customers, which could negatively impact our operating results and growth prospects.

Public health emergencies may result in global, national and/or regional economic uncertainty, and measures taken in response to such emergencies could impact our business and future results of operations and financial condition.

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

Our business requires the storage, transmission and utilization of data, including personally identifiable information, much of which must be maintained on a confidential basis. These activities may make us a target of cyberattacks from malicious third parties seeking unauthorized access to the data we maintain, including our data and customer data, or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. Our customers and suppliers are increasingly imposing more rigorous contractual obligations on us relating to data security protections. If we are unable to maintain protections and processes at a level equal to that required by our customers and suppliers, it could negatively affect our relationships with those customers and suppliers or increase our operating costs. In addition, computer malware, viruses, social engineering, ransomware, phishing and general hacking have become more prevalent, and events outside of our control, such as the military conflicts in Europe and the Middle East, could result in a further increase in such activities. As a result of the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks.

In recent years, the frequency, severity and sophistication of cyberattacks, computer malware, viruses, social engineering, ransomware, phishing and other intentional misconduct by computer hackers have significantly increased, including the ability to evade detection or obscure their activities, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential business information. The COVID-19 pandemic generally increased opportunities available to hackers and cyber criminals as more companies and individuals work online from remote locations. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new or existing vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

Although we have developed systems and processes that are designed to protect our data, our customer data, and data transmissions to prevent data loss, and to prevent or detect security breaches, our databases may be subject to unauthorized access by third parties, and we may incur significant costs in protecting against or remediating cyberattacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenues. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer significant harm, causing our current and prospective customers to reject our products and services in the future and deterring data suppliers from supplying us data. Further, we could be forced to expend significant resources in response to a security breach, including those expended in repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations. In any event, a significant security breach could materially harm our business, financial condition and operating results.

Our customers, suppliers and other partners are primarily responsible for the security of their information technology environments, and we rely heavily on them and other third parties to supply clean data content and/or to utilize our products and services in a secure manner. Each of these third parties may face risks relating to cybersecurity, which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ cybersecurity operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaw in or breaches of their systems, which could materially impact our business, operations and financial results.

Finally, while we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, financial results and reputation.

Unfavorable publicity and negative public perception about our industry could adversely affect our business and operating results.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace. Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data-focused industries can affect our business and results of operations, and may lead to digital publishers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry. For example, in recent years, consumer advocates, mainstream media, elected officials and government officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data. Additional public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services and adversely affect our business and operating results.

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our products and services to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Google Cloud Platform and Amazon Web Services. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against any damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunication failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements are terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricanes, an act of terrorism, destruction, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed, and no assurance can be provided that any interruptions would be remediated without significant cost or in a timely manner or at all. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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

As the use of “third-party cookies” or other tracking technology continues to be pressured by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, or our and our customers’ ability to use data on our platform is otherwise restricted, our business could be materially impacted.

Digital advertising mostly relies on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, which we refer to collectively as cookies, to collect data about interactions with users and devices. We utilize third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. Our cookies are used to record information tied to a random unique identifier, including such information as when an Internet user views an ad, clicks on an ad or visits one of our advertiser’s websites through a browser while the cookie is active. We use cookies to help us achieve our advertisers’ campaign goals on the web, to limit the instances that an Internet user sees the same advertisement, to report information to our advertisers regarding the performance of their advertising campaigns and to detect and prevent malicious behavior and invalid traffic throughout our network of inventory. Additionally, our customers use cookies and other technologies to add information they have collected or acquired about users into our platform. Without such data, our customers may not have sufficient insight into an Internet user’s activity, which may compromise their ability to determine which inventory to purchase for a specific campaign and undermine the effectiveness of our platform.

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. In May 2023, Google announced it will continue with its previously announced timeline to end Chrome's support for third-party cookies in the second half of 2024 and in January 2024 started deprecating third-party cookies for 1% of its users globally. In April 2024, Google announced a delay to the end of Chrome's support for third-party cookies, noting it now expects deprecation to be completed in early 2025. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

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

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive to complement and bring electronic communication services in line with the GDPR and force a harmonized approach across EU member states is currently with the EU Council for a trilogue to decide its final effective date. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users in the EU. Though still subject to debate, the proposed ePrivacy Regulation may limit the lawful bases available to process digital data collected through cookies and require "opt-in" consent. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our customers’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

We receive, store and process personal information and other data from and about consumers in addition to our customers, employees, and services providers. Our handling of this data is subject to a variety of federal, state, and foreign laws and regulations and is subject to regulation by various government authorities. Our data handling also is subject to contractual obligations and may be deemed to be subject to industry standards.

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

The regulatory framework for data privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. For example, in the U.S., in August 2022 the FTC released an advance notice of proposed rulemaking concerning commercial surveillance and data security and sought comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. In addition, a potential federal data privacy law remains the subject of active discussion, and, in April 2024, a bipartisan pair of lawmakers unveiled a draft bill that would substantially impact the online advertising ecosystem if passed. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manners in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information.

In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, steps taken to de-identify or pseudonymize personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the U.S. and abroad that focus on consumer protection or data privacy. Much of this scrutiny has focused on the use of cookies and other technology to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or pseudonymous identifiers across devices and channels. In addition, providers of Internet browsers have engaged in, or announced plans to continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies. For example, in January 2020 Google announced that at some point in the following 24 months the Chrome browser would block third-party cookies. In April 2021, Google began releasing software updates to its Chrome browser with features intended to phase out third-party cookies. In May 2023, Google stated that it would deprecate third-party cookies by mid-2024 and in January 2024 started by deprecating third-party cookies for 1% of users globally. In April 2024, Google announced that the deprecation of third-party cookies will not be completed in 2024. Because we, and our customers, rely upon data, including that collected through cookies and similar technologies, it is possible that Google's efforts may have a substantial impact on the ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

In the U.S., the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model were to be adopted in the U.S., less data would be available, and the cost of data would be higher. For example, California enacted legislation, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020 and came under California Attorney General ("AG") enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly. The CCPA is the subject of regulations issued by the California AG. In November 2020 California voters also approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”). Pursuant to the CPRA, effective January 1, 2023, the CCPA was amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as possible fines, individual claims and commercial liabilities for certain compliance failures. Since the CCPA, sixteen other state legislatures so far have passed comprehensive privacy legislation, including Virginia, Colorado, Connecticut, Utah, Indiana, Iowa, Tennessee, Montana, Florida, Oregon, Texas, Delaware, Nebraska, New Hampshire, New Jersey and Kentucky and other states have passed sector or data-specific legislation, such as Illinois, Washington, Nevada and Maryland. Together with the CCPA and CPRA, these are referred to throughout as "State Consumer Privacy Acts." Each of these State Consumer Privacy Acts have gone, or will go, into effect on or before January 1, 2026. Many other states currently have comprehensive and/or sector or data-specific bills winding their way through their legislatures.

We cannot yet predict the full impact of the State Consumer Privacy Acts on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The State Consumer Privacy Acts have prompted a number of proposals for federal and other state privacy legislation that, if enacted, could increase our exposure to potential liability, add additional complexity to compliance in the U.S. market and increase our compliance costs. For example, other states have enacted or are considering legislation similar to that of the State Consumer Privacy Act statutory frameworks, including legislation that would require individuals to “opt-in” to the collection of certain consumer data. Decreased availability and increased costs of information could adversely affect our ability to meet our customers’ requirements and could result in decreased revenues.

In addition, the FTC Chair has called for a new approach to consumer data protection, such as the notice and consent framework in which consumers are asked to agree to privacy policies. The FTC has also articulated and demonstrated its intention to use its authority under Section 5 of the Federal Trade Commission Act to focus on data privacy through investigations and enforcement actions (for unfair and deceptive actions), particularly in the areas of sensitive data, such as health, location, and children’s data, and has begun to demonstrate that with significant consent decrees. Further modifications and regulations under the State Consumer Privacy Acts, enforcement actions and guidance, or new rules promulgated by the FTC, could create additional liability and require costly expenditures to ensure continued compliance. The Consumer Financial Protection Bureau (CFPB) has announced that it will issue proposed rules under the Fair Credit Reporting Act to address business practices used by companies that assemble and monetize data. These rule changes may create additional liability, expenses, and risk to revenue.

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

We are also subject to laws, regulations and other restrictions that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate, and data shared among our products and services. For example, in 2016, the European Union and the U.S. agreed to an alternative transfer framework for data transferred from the European Union to the U.S., called the Privacy Shield. On July 16, 2020, however, the European Court of Justice invalidated the Privacy Shield and companies may no longer rely on it as a valid mechanism to comply with European Union data protection requirements. In July 2023, the EU adopted an adequacy decision for the EU-U.S. Data Privacy Framework ("DPF"), allowing the DPF to facilitate the transfer of data from Europe to the U.S., and with the U.K. Extension, also from the U.K. to the U.S. In addition, the other bases upon which we rely to legitimize the transfer of such data, such as Standard Contractual Clauses, have been subjected to regulatory and judicial scrutiny. If any of the legal bases upon which we currently rely for transferring data from Europe to the U.S. are invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our customers. We are members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we are obligated to provide consumers with notice about our use of cookies and other technologies to collect consumer data and of our collection and use of consumer data for certain purposes, and to provide consumers with certain choices relating to the use of consumer data. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our solutions. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards or policies, could result in additional cost and liability to us, damage our reputation, decrease the availability of and increase costs for information, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings and materially affect our financial position and results of operations. For example, in 2022 the United States passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on share repurchases, and the Organization for Economic Co-operation and Development issued proposals including the implementation of the global minimum tax under the Pillar Two model rule. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant changes, and the tax benefits that we intend to eventually derive could be impacted by changing tax laws. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, which could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our customers’ and partners’ trust is crucial to our business; as such, a cybersecurity incident impacting the confidentiality, integrity, or availability of LiveRamp’s systems or the data we process may have a significant impact on our strategy, operations, and financials. Direct impacts may include fees, penalties, or loss of customer revenue. Furthermore, a material cybersecurity incident could harm our business and reputation and diminish our competitive position.

In order to mitigate cybersecurity risk, LiveRamp maintains a security program based on widely known and accepted industry standards, including NIST CSF, ISO 27001, and SOC 2. Aligning to these standards allows our program to adjust to changing conditions such as new technology, industry best practices, or organizational risk tolerance.

Security Governance

Oversight of our security program starts at the Board level. On an annual basis, the enterprise risk team reports to the full Board regarding the top ten enterprise risks, including cybersecurity. Additionally, on a quarterly basis, the Audit Committee receives presentations by LiveRamp security, highlighting any risks, initiatives, and/or relevant industry trends.

LiveRamp maintains a Security Charter which establishes the overall security program, appoints responsibility and authority to the Chief Information Security Officer (CISO), and establishes a Security Action Committee (SAC) to provide leadership and oversight. LiveRamp’s CISO has over 20 years of experience as the Company’s security leader, and maintains several industry standard security certifications. The members of the security leadership team, who report directly to the CISO, each have at least a decade of experience relevant to their area of responsibility.

The SAC includes leadership across our security, enterprise risk management, internal audit, engineering, product, data ethics, legal, and commercial teams. The SAC is responsible for reviewing and approving major updates to LiveRamp’s security policies and standards, reviewing and recommending actions related to exceptions to the security program, ensuring that the security program is in alignment with business objectives, ensuring that the organization has appropriate training and awareness related to security, and providing leadership and support for the security program.

Cyber security is also a responsibility of all LiveRamp employees. All employees must undergo annual security awareness training, which covers topics including, but not limited to, phishing, incident reporting, insider threat, and LiveRamp's Security and Acceptable Use policies.

Security Risk Management

LiveRamp also maintains a security risk management program overseen by our CISO and aligned with the Company’s overall Enterprise Risk Management strategy. The security risk management program includes processes for consistently identifying, classifying, analyzing, and documenting risk. Throughout the year, LiveRamp’s security team conducts risk assessments focused on a particular product or compliance scope. Risks are documented and communicated to relevant stakeholders.

In addition to internal teams and resources, LiveRamp leverages a variety of third parties in support of our security risk management efforts. Third-party managed services are used to support functions including our Security Operations Center, forensic incident response, and incident response tabletop exercises. Third-party providers are also utilized for penetration testing and for a bug bounty program. Third-party tooling is utilized in support of functions including threat intelligence, security logging, security information and event management (SIEM), vulnerability scanning, email protection, security awareness training, secure development training, cloud posture management, secret management, identity and access management, and anti-malware. Furthermore, following the shared responsibility model with our cloud service providers, we rely on their implementation of certain security controls, such as physical security.

External auditors regularly review LiveRamp’s security posture. We engage with auditors directly on an annual basis to assess controls specific to a particular scope and compliance standard (e.g. SOC 2 or ISO 27001). External auditors also perform assessments on behalf of our customers to validate our compliance with specific customer requirements. Furthermore, on a periodic basis, an external audit is sponsored by the Board of Directors to perform an independent review of the capability maturity of LiveRamp’s security program.

In order to mitigate risk associated with the use of third parties, LiveRamp maintains a third-party risk management program, incorporating the review of third parties by data ethics and security teams. A third party’s inherent security risk is determined by identifying their level of access to our systems and data. Third parties with a high inherent risk or with access to sensitive data types undergo a review of their security controls, wherein LiveRamp reviews the third party’s responses to a security due diligence questionnaire, external audit reports, penetration test reports, and/or security policies. A residual score is then determined based on the third party’s controls and/or operational impact to LiveRamp. LiveRamp does not approve the use of any third parties with an inadequate security posture. For third parties handling personal information, LiveRamp also conducts legal and privacy due diligence to assess legal and privacy risks and apply mitigations where appropriate. LiveRamp security also conducts ongoing monitoring of existing third parties. On a cadence determined by the third party’s residual risk level, controls are re-evaluated to ensure that the security controls of the third party have not been diminished.

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

Item 3.  Legal Proceedings

The information required by this item is set forth under Note 13, "Commitments and Contingencies" to our Consolidated Financial Statements, which appears in the Financial Supplement at page F-46, and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of LiveRamp's common stock are listed and traded on the New York Stock Exchange under the symbol "RAMP".

Stockholders

As of May 17, 2024, the approximate number of record holders of the Company’s common stock was 945.

Dividends

The Company has not paid dividends on its common stock in the past two fiscal years. The board of directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below compares LiveRamp Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and S&P 400 IT Consulting and Other Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2019 to March 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LiveRamp Holdings, Inc., the Russell 2000 Index
and the S&P 400 IT Consulting & Other Services

160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
March 2019
March 2020
March 2021
March 2022
March 2023
March 2024
LiveRamp Holdings, Inc.
Russell 2000
S&P 400 IT Consulting and Other Services

*$100 invested on 3/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	March 2019	March 2020	March 2021	March 2022	March 2023	March 2024
LiveRamp Holdings, Inc.	100.00	60.33	95.07	68.52	40.19	63.22
Russell 2000	100.00	76.01	148.10	139.53	123.34	147.65
S&P 400 IT Consulting and Other Services	100.00	100.76	123.98	80.64	77.89	114.83

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

Copyright© 2024 Standard and Poor's, a division of S&P Global. All rights reserved. Copyright© 2024 Russell Investment Group. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	—	—	$172,502,429
February 1, 2024 - February 29, 2024	405,000	37.48	405,000	$157,324,984
March 1, 2024 - March 31, 2024	—	—	—	$157,324,984
Total	405,000	37.48	405,000	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on December 20, 2022.  Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. Through March 31, 2024, the Company had repurchased 37.7 million shares of its common stock for $942.7 million, leaving remaining capacity of $157.3 million under the stock repurchase program.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item appear in the Financial Supplement beginning at page F-20, which is attached hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024.  Based on their evaluation as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

a.On May 21, 2024, the Board approved an amendment and restatement of the Company’s Amended and Restated Bylaws (as amended, the “Bylaws”) to address Rule 14a-19 promulgated by the SEC under the Exchange Act regarding the use of universal proxy cards. The Bylaws, which became effective immediately upon adoption, revised the advance notice provisions in Article II (Sections 15 and 16) of the Bylaws to, among other things: (i) require that a stockholder delivering a notice for the nomination of individuals for election to the Board must comply with Rule 14a-19; (ii) require stockholders to provide evidence and certification of compliance with Rule 14a-19; (iii) provide that the Company will disregard a stockholder nomination if the nominating stockholder fails to comply with the Bylaws or Rule 14a-19 or the nominating stockholder (or its qualified representative) fails to appear and present a nomination at the applicable stockholder meeting; (iv) provide the procedures for a stockholder to authorize a qualified representative to act on a stockholder’s behalf to present a nomination or proposal at a meeting of stockholders; (v) limit the number of nominees a stockholder may nominate for election to the number of directors to be elected at such meeting; and (vi) specify that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white.

The complete text of the Bylaws, as amended and restated, is attached hereto as Exhibit 3.2 and is incorporated herein by reference. The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by Exhibit 3.2.

b. During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

The LiveRamp board of directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on LiveRamp’s website at www.liveramp.com under the “Corporate Governance” section of the site.  Except as set forth above, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2024:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	5,452,655	1	$18.65	6,784,814	3
Equity compensation plans not approved by shareholders	—		—	41,983	4
Total	5,452,655		$18.65	6,826,797
_____________________________________________
1.This amount does not include the number of securities to be issued upon exercise of outstanding options, warrants, and rights under equity compensation plans LiveRamp assumed in acquisitions (710,171 shares at a weighted-average exercise price of $8.57).
2.The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
3.This amount represents shares of Common Stock available for future issuance under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp, Inc. (5,875,734) (the "2005 Plan") and the LiveRamp Holdings, Inc. 2005 Stock Purchase Plan (909,080, including 104,942 shares subject to purchase during the current purchase period), which is an employee stock purchase plan covered by Section 423 of the Internal Revenue Code. The 2005 Plan is an equity compensation plan that permits awards of a variety of equity-based incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock unit awards.
4.This amount represents shares available for issuance pursuant to the Company’s 2011 Non-qualified Equity Compensation Plan described below, which did not require shareholder approval under the exception provided for in applicable listing standards.

Equity Compensation Plan Not Approved by Security Holders

The Company adopted the 2011 Non-qualified Equity Compensation Plan of LiveRamp Holdings, Inc. (the “2011 Plan”) for the purpose of making equity grants to induce new key executives to join the Company. The awards that may be made under the 2011 Plan include stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards, or other stock unit awards. To receive such an award, a person must be newly employed with the Company with the award being provided as an inducement material to their employment, provided the award is first properly approved by the board of directors or an independent committee of the board. The board of directors and its talent and compensation committee are the administrators of the 2011 Plan, and as such, determine all matters relating to awards granted under the 2011 Plan, including the eligible recipients, whether and to what extent awards are to be granted, the number of shares to be covered by each grant and the terms and conditions of the awards. The 2011 Plan has not been approved by the Company’s shareholders.

The remaining information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.

Part IV

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Date: May 22, 2024	By:	/s/ Lauren Dillard
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	May 22, 2024
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 22, 2024
Timothy R. Cadogan

/s/ Vivian Chow*	Director	May 22, 2024
Vivian Chow

/s/ Scott E. Howe*	Director and Chief Executive Officer	May 22, 2024
Scott E. Howe	(principal executive officer)

/s/ Clark M. Kokich*	Director (Non-Executive Chairman of the Board)	May 22, 2024
Clark M. Kokich

/s/ Brian O'Kelley*	Director	May 22, 2024
Brian O'Kelley

/s/ Omar Tawakol*	Director	May 22, 2024
Omar Tawakol

/s/ Debora B. Tomlin*	Director	May 22, 2024
Debora B. Tomlin

/s/ Lauren Dillard	Executive Vice President and Chief Financial Officer	May 22, 2024
Lauren Dillard	(principal financial and accounting officer)

*By:	/s/ Jerry C. Jones
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

3.2	Second Amended and Restated Bylaws
4.1
Description of Share Capital (previously filed as Exhibit 4.1 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38869, and incorporated herein by reference)

10.1+
LiveRamp Holdings, Inc. Employee Stock Purchase Plan (previously filed on August 11, 2022 as Exhibit 10.2 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

Exhibit No.
10.2+
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 18, 2023 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.3+
Amended and Restated LiveRamp Holdings, Inc. Non-Qualified Supplemental Executive Retirement Plan effective August 9, 2022 (previously filed on May 24, 2023 as Exhibit 10.3 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission File No. 000-13163, and incorporated herein by reference)

10.4+
Amendment to the LiveRamp Holdings, Inc. Non-Qualified Supplemental Executive Retirement Plan effective January 1, 2023 (previously filed on May 24, 2023 as Exhibit 10.4 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission File No. 000-13163, and incorporated herein by reference)

10.5+
LiveRamp Holdings, Inc. Directors’ Deferred Compensation Plan effective October 1, 2018 (previously filed on May 27, 2021 as Exhibit 10.15 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2021, Commission File No. 000-13163, and incorporated herein by reference)

10.6+
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed on May 27, 2015 as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Commission File No. 000-13163, and incorporated herein by reference)

10.7+
Amended and Restated 2010 Executive Officer Severance Policy effective November 14, 2023 (previously filed on February 8, 2024 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, Commission File No. 001-38669, and incorporated herein by reference)

10.8+
Amended and Restated 2011 Nonqualified Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, as Exhibit 99.8 to LiveRamp Holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-214927, and incorporated herein by reference)

10.9+
Habu, Inc. 2018 Stock Plan (previously filed on March 1, 2024, as Exhibit 4.3 to LiveRamp Holdings, Inc.’s Registration Statement on Form S-8, Registration No. 333-277604, and incorporated herein by reference)

10.10+
Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.11+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 26, 2020 as Exhibit 10.18 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.12+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 26, 2020 as Exhibit 10.19 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.13+
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.18 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

Exhibit No.
10.14+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2022 as Exhibit 10.31 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 000-38669, and incorporated herein by reference)

10.15+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2022 as Exhibit 10.32 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 000-38669, and incorporated herein by reference)

10.16+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2022 as Exhibit 10.33 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 000-38669, and incorporated herein by reference)

10.17+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2022 as Exhibit 10.34 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 000-38669, and incorporated herein by reference)

10.18+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2023 as Exhibit 10.22 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission file No. 000-13163, and incorporated herein by reference)

10.19+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2023 as Exhibit 10.23 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission file No. 000-13163, and incorporated herein by reference)

10.20+
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of February 14, 2018 (previously filed on May 25, 2018 as Exhibit 10.22 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated herein by reference)

10.21+
Form of Director Indemnity Agreement (previously filed on May 25, 2018 as Exhibit 10.26 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated by reference)

10.22+
Form of Officer and Key Employee Indemnity Agreement (previously filed on May 29, 2019 as Exhibit 10.25 to LiveRamp Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38669, and incorporated herein by reference)

10.23+
Separation Agreement and General Release between the Company and Warren C. Jenson dated as of February 20, 2023 (previously filed on February 21, 2023 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.24+
Consulting Agreement between the Company and Warren C. Jenson dated as of February 20, 2023 (previously filed on February 21, 2023 as Exhibit 10.2 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

19	LiveRamp Insider Stock Trading Policy

21	Subsidiaries of LiveRamp Holdings, Inc.
23	Consent of KPMG LLP

Exhibit No.
24	Powers of Attorney
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002
31.2
Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	LiveRamp Holdings, Inc. Clawback Policy
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted in inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2024, 2023 and 2022; (v)  Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2024, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
+ Constitutes a management contract or compensation plan or arrangement.

LIVERAMP HOLDINGS, INC.
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2024

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

Introduction and Overview

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in consumer privacy, data ethics and foundational identity, LiveRamp offers a connected customer view with clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

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

Sources of Revenues

LiveRamp recognizes revenue from the following sources: (i) Subscription revenue, which consists primarily of subscription fees from customers accessing our platform; and (ii) Marketplace and Other revenue, which primarily consists of revenue-sharing fees generated from data transactions through our LiveRamp Data Marketplace, transactional usage-based revenue from arrangements with certain publishers and addressable TV providers, and professional services fees.

/LiveRamp Data Collaboration Platform

As depicted in the graphic below, we power the industry’s leading enterprise platform for data collaboration. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. At the core of our platform is an omnichannel, deterministic identity resolution technology that offers unparalleled accuracy, breadth, and depth. Leveraging deep expertise in data collaboration, the /LiveRamp Data Collaboration Platform enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. First-party data is data collected firsthand through a company's controlled channels. Second-party data is data that a company shares directly with a trusted business partner. Third-party data is data collected and sold by a company through an online data marketplace to companies with which it does not have a direct relationship. This single customer view can then be connected across any of the 500 partners in our ecosystem in order to support a variety of people-based marketing solutions.

The /LiveRamp Data Collaboration Platform provides customers with four core capabilities:

•Live/Identity. We provide enterprise identity infrastructure that resolves disparate consumer identities across different internal and external systems to create an accurate, connected view of the customer. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for directly identifiable information (or "DII") gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph, powered by our Authenticated Traffic Solution (or "ATS"), associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampIDTM, a durable and privacy-centric connector to the digital ecosystem. This provides marketers with a consistent view of the consumer that is necessary for personalized segmentation, targeting, and measurement. There are currently more than 165 supply-side platforms and demand-side platforms live or committed to bid on RampID and ATS. In addition, to date more than 21,000 publisher domains and 75% of the comScore 100 publishers have integrated ATS worldwide.

•Live/Access. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The /LiveRamp Data Collaboration Platform allows for the search, discovery and distribution of data provided by third-party data providers to improve targeting, measurement, and customer intelligence. Data accessed through the LiveRamp Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 200 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

•Live/Connectivity. We enable organizations to leverage their customer and prospect data in the digital and TV ecosystems and across the customer experience applications they use through a safe and secure data matching process called data onboarding. Our technology ingests a customer’s first-party data, removes all DII, and replaces it with a pseudonymized RampID. RampID can then be distributed through direct integrations to the top platforms our customers work with, including leading marketing cloud providers, publishers and social networks, personalization tools, and connected TV services. We connect data across an ecosystem of more than 500 partners, representing one of the largest networks of connections in the digital marketplace.

•Live/Insights. Data Collaboration enables advanced measurement and analytics that helps produce insight-driven innovation. We enable trusted data collaboration between organizations and their trusted partners in a neutral, manageable environment. Our platform provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers by leveraging partner data. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files, typically advertising exposure and customer sales transactions, replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer to measure reach and frequency, sales lift, closed loop offline-to-online conversion and cross-channel attribution.

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 900 direct customers world-wide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

We generate revenue from the Data Marketplace primarily through revenue-sharing arrangements with data sellers that are monetizing their data assets via our marketplace platform service. We also generate Marketplace and Other revenue through transactional usage-based arrangements with certain publishers and addressable TV providers. Data Marketplace revenue is recognized net of the share of revenue earned by the data seller.

To complement our product offering, we provide professional services and enhanced support entitlements to help customers leverage our platform and drive business outcomes. Our services offering includes product implementation, data science analytics, audience measurement and general advisory. We generate revenue from services primarily from project fees paid by subscribers to our platform. Service projects are sold on an ad hoc basis as well as bundled with platform subscriptions. Professional services revenue is approximately 3% of total Company revenue.

Summary Results and Notable Events

On January 31, 2024, the Company completed the acquisition of Habu, a data clean room software provider that works with global brands and companies to securely share first-party customer data with business partners and publishers to enable more effective and personalized marketing. This acquisition empowers the Company to deliver scale and simplicity to our customers. Through our combined offering, companies will have one, simple platform to measure campaigns across all walled gardens, programmatic, and media channels while connecting data seamlessly across any cloud, warehouse, or clean room. The results of operations for Habu since the closing date have been included in the Company's consolidated financial statements for the fiscal year ended March 31, 2024. The acquisition date fair value of the consideration for Habu was approximately $173.4 million. The aggregate value of merger consideration with respect to assumed unvested stock options and consideration holdback amounts under holdback agreements with certain key employees is expected to equal approximately $26 million and will be reported as non-cash stock compensation over the applicable vesting periods. In connection with the acquisition, the Company assumed approximately $16 million of unvested restricted stock units to induce certain employees of Habu to accept employment with the Company.
A financial summary of the fiscal year ended March 31, 2024 compared to the same period in fiscal 2023 is presented below:
•Revenues were $659.7 million, a 10.6% increase from $596.6 million.
•Cost of revenue was $179.5 million, a 5.5% increase from $170.1 million.
•Gross margin increased to 72.8% from 71.5%.
•Total operating expenses were $468.8 million, a 15.1% decrease from $552.3 million.
•Cost of revenue and operating expenses for fiscal 2024 and 2023 included the following items:
◦Non-cash stock compensation of $71.3 million and $125.8 million, respectively (cost of revenue of $3.6 million and $6.3 million, respectively, and operating expenses of $67.8 million and $119.5 million, respectively)
◦Purchased intangible asset amortization of $8.8 million and $16.8 million, respectively (cost of revenue)
◦Transformation costs of $1.9 million and $9.0 million, respectively (general and administrative)
◦Restructuring and other charges of $11.6 million and $35.3 million, respectively (gains, losses, and other items, net)
•Total other income, net was $23.0 million, an increase of $16.0 million from $6.9 million.
•Net earnings were $11.9 million, or $0.17 per diluted share compared to net loss of $118.7 million, or $1.79 per diluted share.
•Net cash provided by operating activities was $105.7 million compared to $34.4 million.
•The Company repurchased 2.1 million shares of its common stock for $60.5 million compared to 6.1 million shares for $150.0 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the fiscal year ended March 31, 2024 compared to the same period in fiscal 2023, unless otherwise stated. Discussion and analysis for the fiscal year ended March 31, 2023 compared to the same period ended March 31, 2022 may be found in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission on May 24, 2023.

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

LiveRamp recognizes revenue from the following sources: (i) Subscription revenue, which consists primarily of subscription fees from customers accessing our LiveRamp platform; and (ii) Marketplace and Other revenue, which primarily consists of revenue-sharing fees generated from access to data through our LiveRamp Data Marketplace, professional services including product implementation, data science analytics and audience measurement, transactional usage-based revenue from arrangements with certain publishers and addressable TV providers, and professional services fees.

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

			% Change
	March 31, 2024	March 31, 2023	March 31, 2024 from March 31, 2023	March 31, 2023 from March 31, 2022

Subscription net retention	103%	97%	6.2%	(12.6)%
Annualized recurring revenue	$466.7	$423.8	10.1%	6.1%
Remaining performance obligation	$566.1	$470.9	20.2%	19.5%
Current remaining performance obligation	$414.3	$337.6	22.7%	9.4%
Subscription CRPO	$367.8	$295.4	24.5%	5.7%

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

SNR at March 31, 2024 compared to March 31, 2023 was up 6.2%. Increasing levels of customer upsell and usage revenue was the primary contributor to the improvement. The acquisition of Habu contributed approximately 2 percentage points to the current growth period.

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

Our ARR growth of 10.1% was attributable to both new customer revenue and net growth (upsell revenue less downsell and churn) in existing customer revenue. The increasing growth rate compared to the 6.1% growth in the previous year is due to improvement in net growth in existing customer revenue. The acquisition of Habu contributed approximately 3 percentage points to the current growth period.

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

While the Company believes RPO, CRPO, and Subscription CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO, CRPO, and Subscription CRPO to manage the business and evaluate performance. RPO increased due to several large, multi-year renewals. CRPO and Subscription CRPO growth was due to new customer additions, as well as the multi-year renewals. RPO growth also included approximately $9 million from the acquisition of Habu.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the twelve months ended
	March 31,
			%
	2024	2023	Change
Revenues	$659,661	$596,583	11
Cost of revenue	179,489	170,084	6
Gross profit	480,172	426,499	13
Total operating expenses	468,768	552,299	(15)
Income (loss) from operations	11,404	(125,800)	109
Total other income, net	22,957	6,946	231
Net earnings (loss) from continuing operations	$10,091	$(124,106)	108
Diluted earnings (loss) per share from continuing operations	$0.15	$(1.87)	108

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2024	2023	Change
Revenues:
Subscription	$513,641	$482,807	6
Marketplace and Other	146,020	113,776	28
Total revenues	$659,661	$596,583	11

Total revenues for the twelve months ended March 31, 2024 were $659.7 million, a $63.1 million or 10.6% increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. Subscription revenue growth was $30.8 million, or 6.4%, primarily due to upsell to existing customers, new logo deals and higher variable revenue of $9.8 million. Additionally, the acquisition of Habu contributed $1.8 million to Subscription revenue growth. Subscription revenue in the prior year included a one-time $4.0 million positive revenue impact stemming from a customer contract settlement. Marketplace and Other revenue growth was $32.2 million, or 28.3%, primarily due to Data Marketplace and Services volume growth. On a geographic basis, U.S. revenue increased $62.3 million, or 11.2%. International revenue increased $0.8 million, or 1.9%. The differences in exchange rates in the current year compared to those in the prior year favorably impacted international revenue growth by approximately 2 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2024	2023	Change
Cost of revenue	$179,489	$170,084	6
Gross profit	$480,172	$426,499	13
Gross margin (%)	72.8%	71.5%	2

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $179.5 million for the twelve months ended March 31, 2024, a $9.4 million, or 5.5%, increase from the same period a year ago. Gross margins increased to 72.8% from 71.5% in the prior year due to revenue increases and lower purchased intangible amortization (decreased $8.0 million) partially offset by an increase in cost of revenue primarily from increases in services costs (increased $8.8 million) due to higher services revenue, and cloud infrastructure costs (increased $5.8 million). U.S. gross margins increased to 74.2% from 72.8%, and International gross margins decreased to 44.7% from 53.6%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2024	2023	Change
Operating expenses:
Research and development	$151,201	$189,195	(20)
Sales and marketing	195,693	202,437	(3)
General and administrative	110,166	125,351	(12)
Gains, losses and other items, net	11,708	35,316	(67)
Total operating expenses	$468,768	$552,299	(15)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $151.2 million for the twelve months ended March 31, 2024, a decrease of $38.0 million, or 20.1%, compared to the same period a year ago, and are 22.9% of total revenues compared to 31.7% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $28.2 million) and headcount related costs (employee-related expenses decreased $4.0 million primarily as a result of the headcount reduction that occurred in the quarter ended December 31, 2022). The decrease in stock-based compensation is primarily due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of this year to take advantage of cash tax savings opportunities.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes credit losses.

S&M expenses were $195.7 million for the twelve months ended March 31, 2024, a decrease of $6.7 million, or 3.3%, compared to the same period a year ago, and are 29.7% of total revenues compared to 33.9% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $10.5 million), marketing expenses (decreased $1.2 million) and professional services (decreased $1.0 million), partially offset by headcount costs (employee-related expenses increased $6.6 million primarily due to higher incentive compensation costs). The decrease in stock-based compensation is primarily due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of this year to take advantage of cash tax savings opportunities.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $110.2 million for the twelve months ended March 31, 2024, a decrease of $15.2 million, or 12.1%, compared to the same period a year ago, and are 16.7% of total revenues compared to 21.0% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $13.0 million), transformation costs (decreased $7.1 million), and professional services (decreased $1.7 million), offset partially by higher employee-related expenses (increased $8.3 million primarily due to increased incentive compensation costs). The decrease in stock-based compensation is primarily due to the prior year-end accelerated vesting of awards that would have otherwise vested over the first six months of this year to take advantage of cash tax savings opportunities and current period forfeitures. Transformation costs are third-party costs incurred during the prior year associated with the assessment of strategic and operating plans, including the Company’s long-term location strategy, in response to macroeconomic conditions.

Gains, losses, and other items, net represents restructuring costs and other adjustments.
Gains, losses and other items, net was $11.7 million for the twelve months ended March 31, 2024, a decrease of $23.6 million compared to the same period a year ago. The current year amount includes $4.2 million related to termination benefits for employees whose positions were or will be eliminated, $2.9 million related to the impairment of APAC goodwill, $2.8 million of third-party merger costs associated with the Habu acquisition, and $1.8 million in lease impairments and restructuring. The prior year amount includes $27.5 million in lease impairments and restructuring related to a downsizing of our real estate footprint, and $7.8 million related to termination benefits for employees whose positions were eliminated.

Income (Loss) from Operations and Operating Margin

Income from operations was $11.4 million for the twelve months ended March 31, 2024 compared to a loss from operations of $125.8 million in the same period a year ago. Operating margin was positive 1.7% compared to negative 21.1% in the prior year. Margins were positively impacted by revenue growth, and operating expense reductions related to the prior year headcount reduction, reduced stock-based compensation due to prior year accelerated vesting of awards, and lower gains, losses and other items.

Total Other Income (Expense) and Income Taxes

Total other income was $23.0 million for the twelve months ended March 31, 2024 compared to $6.9 million in the same period a year ago. The increase is primarily attributable to higher interest rates on invested cash and short-term investments, and a $4.1 million impairment of a strategic investment in the prior year.

Income tax expense was $24.3 million on pretax income of $34.4 million for the twelve months ended March 31, 2024, resulting in a 71% effective tax rate. This compares to a prior year income tax expense of $5.3 million on pretax loss of $118.9 million, or a negative 4% effective tax rate. Tax expense for both periods reflects the impact of the capitalization of research and development expenditures in accordance with IRC Section 174.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $1.8 million for the twelve months ended March 31, 2024 compared to $5.4 million in the same period a year ago. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2024 and 2023, the Company recovered certain previously paid state income taxes arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At March 31, 2024, approximately $18.5 million of the total cash balance of $336.9 million, or approximately 5.5%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $190.3 million at March 31, 2024, an increase of $32.9 million, compared to $157.4 million at March 31, 2023. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 101 days at March 31, 2024, compared to 95 days at March 31, 2023. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2023, DSO at March 31, 2024 was negatively impacted by approximately 5 days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at March 31, 2024 totaled $385.5 million, a $154.3 million decrease when compared to $539.7 million at March 31, 2023. On January 31, 2024, the Company closed its acquisition of Habu, which included the payment of approximately $170.3 million in cash at closing.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the twelve months ended
	March 31,
	2024	2023

Net cash provided by operating activities	$105,656	$34,441
Net cash provided by used in investing activities	$(173,680)	$(28,999)
Net cash used in financing activities	$(59,115)	$(146,010)
Net cash provided by discontinued operations	$1,790	$5,404

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

In the twelve months ended March 31, 2024, net cash provided by operating activities of $105.7 million resulted primarily from net earnings adjusted for non-cash items of $100.6 million and changes in operating assets and liabilities of $5.1 million. Net cash provided by changes in operating assets and liabilities was primarily related to a $29.2 million Internal Revenue Service refund related to fiscal 2021, an increase in accounts payable and other liabilities of $8.5 million and an increase in deferred revenue of $8.3 million, offset partially by an increase in accounts receivable of $32.3 million and an increase in deferred commissions of $11.1 million. The change in accounts payable and other liabilities is primarily due to the increased accrual of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

In the twelve months ended March 31, 2023, net cash provided by operating activities of $34.4 million resulted primarily from net loss adjusted for non-cash items of $55.9 million offset by changes in operating assets and liabilities of $21.4 million. Net cash used by changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $12.1 million and an increase in accounts payable and other liabilities of $15.4 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers. The change in accounts payable and other liabilities is primarily due to the accrual of annual incentive compensation and the timing of payments to suppliers.

Investing Activities

Our primary investing activities have primarily consisted of business acquisitions, capital expenditures and purchases and sales of investments. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the twelve months ended March 31, 2024, net cash used in investing activities consisted of the acquisition of Habu of $170.3 million, capital expenditures of $4.3 million, purchases of strategic investments of $1.0 million, and purchases of investments of $48.9 million, partially offset by the proceeds from the sale of investments of $50.8 million.

In the twelve months ended March 31, 2023, net cash used in investing activities consisted of capital expenditures of $4.7 million, purchases of investments of $28.2 million, purchases of strategic investments of $0.5 million, offset partially by proceeds from the sale of investments of $3.0 million and the sale of a strategic investment of $1.4 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In the twelve months ended March 31, 2024, net cash used in financing activities was $59.1 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $60.5 million (2.1 million shares) and $5.8 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $7.2 million from the sale of common stock from our equity compensation plans.

In the twelve months ended March 31, 2023, net cash used in financing activities was $146.0 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $150.0 million (6.1 million shares), and $2.3 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $6.3 million from the sale of common stock from our equity compensation plans.

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

During the twelve months ended March 31, 2024, the Company repurchased 2.1 million shares of its common stock for $60.5 million under the modified common stock repurchase program.  Through March 31, 2024, the Company had repurchased a total of 37.7 million shares of its common stock for $942.7 million under the program, leaving remaining capacity of $157.3 million.

Pursuant to the Inflation Reduction Act of 2022 (the "Act"), share repurchases made after December 31, 2022 are subject to a 1% excise tax. In determining the total taxable value of shares repurchased, a deduction is allowed for the fair market value of any newly issued shares during the fiscal year. The excise tax and other corporate income tax changes included in the Act did not have, and are not expected to have, a material impact on our consolidated financial statements.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at March 31, 2024 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $25.3 million as the Company is not able to predict the periods in which the payments will be made.

	For the years ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$10,282	$8,668	$8,265	$8,454	$8,529	$4,299	$48,497

Future minimum payments as of March 31, 2024 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2025	2026	2027	2028	Total
Purchase commitments	$88,432	$17,226	$4,606	$3,375	$113,639

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of LiveRamp Holdings, Inc. and subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the sufficiency of audit evidence over revenue
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded $659.6 million of total revenues for the year ended March 31, 2024, of which $513.6 million was subscription related, and $146.0 million was marketplace and other related.
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

Dallas, Texas
May 22, 2024

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$336,867	$464,448
Restricted cash	2,604	—
Short-term investments	32,045	32,807
Trade accounts receivable, net	190,313	157,379
Refundable income taxes, net	8,521	28,897
Other current assets	31,682	31,028
Total current assets	602,032	714,559

Property and equipment, net of accumulated depreciation and amortization	8,181	7,085
Intangible assets, net	34,583	9,868
Goodwill	501,756	363,116
Deferred commissions, net	48,143	37,030
Other assets, net	36,748	41,045
	$1,231,443	$1,172,703
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$81,202	$86,568
Accrued payroll and related expenses	61,575	33,434
Other accrued expenses	42,857	35,736
Deferred revenue	30,942	19,091
Total current liabilities	216,576	174,829

Other liabilities	65,732	71,798

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value (authorized 1 million shares; issued 0 shares at March 31, 2024 and 2023, respectively)	—	—
Common stock, $0.10 par value (authorized 200 million shares; issued 155.9 million and 154.0 million shares at March 31, 2024 and 2023, respectively)	15,594	15,399
Additional paid-in capital	1,933,776	1,855,916
Retained earnings	1,314,172	1,302,291
Accumulated other comprehensive income	3,964	4,504
Treasury stock, at cost (89.7 million and 87.4 million shares at March 31, 2024 and 2023, respectively)	(2,318,371)	(2,252,034)
Total stockholders' equity	949,135	926,076
	$1,231,443	$1,172,703

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the year ended March 31,
	2024	2023	2022
Revenues	$659,661	$596,583	528,657
Cost of revenue	179,489	170,084	147,427
Gross profit	480,172	426,499	381,230
Operating expenses:
Research and development	151,201	189,195	157,935
Sales and marketing	195,693	202,437	182,763
General and administrative	110,166	125,351	104,591
Gains, losses and other items, net	11,708	35,316	1,479
Total operating expenses	468,768	552,299	446,768
Income (loss) from operations	11,404	(125,800)	(65,538)
Total other income, net	22,957	6,946	30,463
Income (loss) from continuing operations before income taxes	34,361	(118,854)	(35,075)
Income tax expense (benefit)	24,270	5,252	(1,242)
Net earnings (loss) from continuing operations	10,091	(124,106)	(33,833)
Earnings from discontinued operations, net of tax	1,790	5,404	—
Net earnings (loss)	$11,881	$(118,702)	$(33,833)

Basic earnings (loss) per share
Continuing operations	$0.15	$(1.87)	(0.50)
Discontinued operations	0.03	0.08	—
Basic earnings (loss) per share	$0.18	$(1.79)	$(0.50)

Diluted earnings (loss) per share
Continuing operations	$0.15	$(1.87)	(0.50)
Discontinued operations	0.03	0.08	—
Diluted earnings (loss) per share	$0.17	$(1.79)	$(0.50)

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the twelve months ended March 31,
	2024	2023	2022
Net earnings (loss)	11,881	(118,702)	(33,833)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(540)	(1,226)	(1,792)
Comprehensive income (loss)	11,341	(119,928)	(35,625)

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Employee stock awards, benefit plans and other issuances	369,442	$38	$7,184	$—	$—	(219,270)	$(5,835)	$1,387
Non-cash stock-based compensation	39,174	3	68,054	—	—	—	—	68,057
Restricted stock units vested	1,427,305	143	(143)	—	—	—	—	—
Acquisition-related restricted stock award	36,118	3	(3)	—	—	—	—	—
Liability-classified restricted stock units vested	83,439	8	2,275	—	—	—	—	2,283
Acquisition-related replacement stock options	—	—	493	—	—	—	—	493
Acquisition of treasury stock	—	—	—	—	—	(2,076,854)	(60,502)	(60,502)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(540)	—	—	(540)
Net earnings	—	—	—	11,881	—	—	—	11,881
Balances at March 31, 2024	155,943,262	$15,594	$1,933,776	$1,314,172	$3,964	(89,668,961)	$(2,318,371)	$949,135

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the twelve months ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$11,881	$(118,702)	$(33,833)
Earnings from discontinued operations, net of tax	(1,790)	(5,404)	—
Non-cash operating activities:
Depreciation and amortization	11,508	20,787	24,248
Loss on disposal or impairment of assets	1,219	4,137	183
Gain on sale of strategic investments	—	(194)	—
Lease-related impairment and restructuring charges	1,769	27,545	—
Gain on distribution from retained profits interest	—	—	(30,235)
Provision for doubtful accounts	2,254	1,776	4,217
Impairment of goodwill	2,875	—	—
Deferred income taxes	(458)	115	(1,540)
Non-cash stock compensation expense	71,304	125,800	87,257
Changes in operating assets and liabilities:
Accounts receivable, net	(32,336)	(12,123)	(38,611)
Deferred commissions	(11,113)	(6,436)	(7,975)
Other assets	9,426	7,705	26,863
Accounts payable and other liabilities	8,508	(15,369)	8,850
Income taxes	22,275	596	33,969
Deferred revenue	8,334	4,208	4,684
Net cash provided by operating activities	105,656	34,441	78,077

Cash flows from investing activities:
Capital expenditures	(4,255)	(4,696)	(4,499)
Cash paid in acquisitions, net of cash received	(170,281)	—	(19,107)
Distribution from retained profits interest	—	—	31,184
Purchases of investments	(48,894)	(28,197)	—
Proceeds from sales of investments	50,750	3,000	—
Purchases of strategic investments	(1,000)	(500)	—
Proceeds from sale of strategic investment	—	1,394	—
Net cash provided by (used in) investing activities	(173,680)	(28,999)	7,578

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	7,222	6,259	6,266
Shares repurchased for tax withholdings upon vesting of stock-based awards	(5,835)	(2,272)	(14,626)
Acquisition of treasury stock	(60,502)	(149,997)	(58,621)
Net cash used in financing activities	(59,115)	(146,010)	(66,981)
Net cash provided by (used in) continuing operations	(127,139)	(140,568)	18,674

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the twelve months ended March 31,
	2024	2023	2022
Cash flows from discontinued operations:
From operating activities	1,790	5,404	—
Net cash provided by discontinued operations	1,790	5,404	—
Effect of exchange rate changes on cash	372	(550)	(199)

Net change in cash and cash equivalents	(124,977)	(135,714)	18,475
Cash and cash equivalents at beginning of period	464,448	600,162	581,687
Cash and cash equivalents at end of period	$339,471	$464,448	$600,162

Supplemental cash flow information:
Cash paid (received) for income taxes, net - continuing operations	$2,465	$5,801	$(32,916)
Cash (received) for income taxes - discontinued operations	(2,765)	(8,332)	—
Cash paid for operating lease liabilities	10,293	8,243	10,108
Operating lease assets obtained in exchange for operating lease liabilities	11,825	69	56,182
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(4,486)	(6,781)	—
Purchases of property, plant and equipment remaining unpaid at period end	104	47	696

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in consumer privacy, data ethics and foundational identity, LiveRamp offers a connected customer view with clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

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

Basis of Presentation and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and Updates (“ASC” and "ASU"), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC"). Our fiscal year ends on March 31. References to fiscal 2024, for example, are to the fiscal year ended March 31, 2024.

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

As of March 31, 2024, the impacts to the Company's business due to geopolitical developments and macroeconomic factors, such as rising interest rates, inflation, bank failures, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company's estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

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

Earnings (Loss) per Share -

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	Year ended March 31,
	2024	2023	2022
Net earnings (loss) from continuing operations	$10,091	$(124,106)	$(33,833)
Earnings from discontinued operations, net of tax	1,790	5,404	—
Net earnings (loss)	$11,881	$(118,702)	$(33,833)

Basic weighted-average shares outstanding	66,266	66,352	68,211
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	1,652	—	—
Diluted weighted-average shares outstanding	67,918	66,352	68,211

Net earnings (loss) per common share, basic and diluted
Continuing operations	$0.15	$(1.87)	$(0.50)
Discontinued operations	0.03	0.08	—
Net earnings (loss) per share	$0.17	$(1.79)	$(0.50)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 0.7 million and 1.3 million for the fiscal years ended March 31, 2023 and 2022, respectively.

Restricted stock units that were outstanding during the years presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	Year ended March 31,
	2024	2023	2022
Number of shares underlying restricted stock units	1,112	2,376	686

Significant Accounting Policies

Cash and Cash Equivalents -

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly-liquid money market fund investments and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Investments -

Investments consist of U.S. Treasury securities and certificates of deposit. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. These investments are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income, a separate component of stockholders' equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification. We did not recognize any gains or losses in fiscal years ended March 31, 2024, 2023 or 2022.

Strategic Investments -

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the consolidated statement of operations. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations as other expense, net of tax. During the fiscal year ended March 31, 2023, the Company recorded a $4.0 million impairment of a strategic investment that is recorded in other income, net in the consolidated statement of operations. There were no impairment charges for the fiscal years ended March 31, 2024 or 2022.

Revenue Recognition -

LiveRamp recognizes revenue from the following sources: (i) Subscription revenue, which consists primarily of subscription fees from customers accessing our LiveRamp platform; and (ii) Marketplace and Other revenue, which primarily consists of revenue-sharing fees generated from access to data through our LiveRamp Data Marketplace, professional services including product implementation, data science analytics and audience measurement, and transactional usage-based revenue from arrangements with certain publishers and addressable TV providers, and professional services fees.

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

Accounts Receivable

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in trade accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $17.5 million at March 31, 2024 and $17.8 million at March 31, 2023.

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

A summary of the activity of the allowance for credit losses, returns and credits was (dollars in thousands):

Fiscal year ended:	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
March 31, 2022	$7,617	4,217	(3)	(1,870)	$9,961
March 31, 2023	$9,961	1,776	10	(2,403)	$9,344
March 31, 2024	$9,344	2,254	755	(3,154)	$9,199

Deferred Revenue

Deferred revenue consists of amounts billed in excess of revenue recognized. Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Deferred Commissions, net -

The Company capitalizes incremental costs to acquire contracts and amortizes them on a straight-line basis over the expected period of benefit, which we have determined to be four years. Net capitalized costs of $11.1 million and $6.8 million were recognized as a reduction of operating expense for the fiscal years ended March 31, 2024 and 2023, respectively. We did not recognize any impairment charges in fiscal years 2024, 2023, or 2022.

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

The Company determines if an arrangement is, or contains, a lease at inception, and whether lease and non-lease components are combined or not. Operating leases with a duration of one year or less are excluded from ROU assets and lease liabilities and related expense is recorded as incurred. ROU assets and lease liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The Company uses judgment in determining its incremental borrowing rate, which includes selecting a yield curve based on a hypothetical credit rating. ROU assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. ROU assets are included in other assets in the consolidated balance sheets. Short-term lease liabilities are included in other accrued expenses and long-term lease liabilities are included in other liabilities in the consolidated balance sheets. ROU assets are amortized on a straight-line basis as operating lease cost in the consolidated statements of operations. The Company evaluates the recoverability of the ROU assets for possible impairment in accordance with the impairment of long-lived assets policy below.

Business Combinations -

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

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have three reporting units. We completed our annual impairment test during the first quarter of fiscal 2024 and assessed whether there were any triggering events quarterly. We recognized $2.9 million of goodwill impairment charges in the fiscal year ended March 31, 2024. Please refer to Note 9, Goodwill for further details. We did not recognize any goodwill impairment charges in fiscal years ended March 31, 2023 or 2022.

Intangible Assets -

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in fiscal years ended March 31, 2024, 2023 or 2022.

During fiscal 2024, our intangible assets were amortized over their estimated useful lives ranging from one year to six years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	2.6
Customer relationships	2.6

Impairment of Long-lived Assets -

Long-lived assets (asset groups) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers the following to be potential indicators of impairment of its long-lived assets (asset groups): operating losses, substantial decreases in the Company’s stock price, significant adverse changes in the extent or manner in which a long-lived asset (asset group) is being used, a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset (asset group), an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), and a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When such events occur, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Fair Value of Financial Instruments -

We apply the provisions of ASC 820, Fair Value Measurement, to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards. The additional disclosure regarding our fair value measurements is included in Note 18 - Fair Value of Financial Instruments and Fair Value Measurements.

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

At March 31, 2024, there was one customer that represented more than 10% of the trade accounts receivable balance. Our ten largest customers represented approximately 27% of our revenues in fiscal year 2024. There were no customers that individually exceeded 10% of the Company's revenue in fiscal year 2024.

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

Advertising Expense -

Advertising costs are expensed as incurred. Advertising expense was approximately $11.5 million, $12.9 million, and $10.5 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. Advertising expense is included in operating expenses in the consolidated statements of operations.

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

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the talent and compensation committee of the board of directors (“talent and compensation committee”) under which options and restricted stock units were outstanding as of March 31, 2024.

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

Restructuring -

The Company records costs associated with employee terminations and other exit activity in accordance with ASC 420, Exit or Disposal Cost Obligations, depending on whether the costs relate to exit or disposal activities under the accounting standards, or whether they are other post-employment termination benefits. Under applicable accounting standards for exit or disposal costs, the Company records employee termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. Under the accounting standards related to post-employment termination benefits, the Company records employee termination benefits when the termination benefits are probable and can be estimated.

Accounting Pronouncements Adopted During the Current Year -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There were no material accounting pronouncements applicable to the Company.

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

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the twelve months ended March 31,
Primary Geographical Markets	2024	2023	2022
United States	$618,526	$556,219	$495,765
Europe	34,109	32,210	26,373
Asia-Pacific ("APAC")	5,896	7,470	6,519
Other	1,130	684	—
	$659,661	$596,583	$528,657

Major Offerings/Services
Subscription	$513,641	$482,807	$428,617
Marketplace and Other	146,020	113,776	100,040
	$659,661	$596,583	$528,657

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $566.1 million as of March 31, 2024, of which $414.3 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2028.

3.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	March 31, 2024	March 31, 2023
Right-of-use assets included in other assets, net	$24,471	$24,604
Short-term lease liabilities included in other accrued expenses	$10,125	$9,929
Long-term lease liabilities included in other liabilities	$32,097	$37,243

Supplemental balance sheet information:
Weighted average remaining lease term	5.3 years	5.6 years
Weighted average discount rate	5.3%	3.5%

The Company leases its office facilities under non-cancellable operating leases that expire at various dates through fiscal 2031. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property service fees, and other factors. Operating lease costs were $9.2 million, $11.6 million, and $11.6 million for fiscal years ended March 31, 2024, 2023, and 2022, respectively.

During the fiscal year ended March 31, 2024, the Company recorded $1.9 million of right-of-use asset impairment charges included in gains, losses and other items, net in the consolidated statements of operations related to certain leased office facilities. During the fiscal 2023, the Company recorded $24.6 million of right-of-use asset impairment charges and $2.9 million of non-lease component restructuring charges that are included in gains, losses and other items, net in the consolidated statements of operations related to the exit from certain leased office facilities. Please refer to Note 4, Restructuring, Impairment and Other Charges for further details.

The following table presents future minimum payments under all operating leases (including operating leases with a duration of one year or less) as of March 31, 2024:

Amount
Fiscal 2025	$10,282
Fiscal 2026	8,668
Fiscal 2027	8,265
Fiscal 2028	8,454
Fiscal 2029	8,529
Thereafter	4,299
Total undiscounted lease commitments	48,497
Less: Interest and short-term leases	6,275
Total discounted operating lease liabilities	$42,222

Future minimum payments as of March 31, 2024 related to restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 4) are as follows (dollars in thousands): Fiscal 2025: $2,698; and Fiscal 2026: $1,799.

4.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the fiscal year ended March 31, 2024. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statements of operations. The reserve balances are included in other accrued expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2021	$825	$3,918	$4,743
Restructuring charges and adjustments	—	(19)	(19)
Payments	(778)	(872)	(1,650)
Balances at March 31, 2022	$47	$3,027	$3,074
Restructuring charges and adjustments	7,792	2,946	10,738
Payments	(7,080)	(1,100)	(8,180)
Balances at March 31, 2023	$759	$4,873	$5,632
Restructuring charges and adjustments	4,227	(148)	4,079
Payments	(3,306)	(1,800)	(5,106)
Balances at March 31, 2024	$1,680	$2,925	$4,605

Employee-related Restructuring Plans

During fiscal year ended March 31, 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. Of the fiscal 2024 employee-related restructuring plans, $1.4 million remained accrued as of March 31, 2024 and is expected to be paid out during fiscal 2025.

In fiscal 2023, the Company recorded a total of $7.8 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges primarily in the United States. The fiscal 2023 employee-related restructuring plans were paid out during fiscal 2023 and 2024.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the employee-related charges of $1.7 million, $0.2 million remained accrued as of March 31, 2024 and are expected to be paid out during fiscal 2025.

Lease-related Impairments and Restructuring Plans

During fiscal year ended March 31, 2024, the Company recorded a total of $1.9 million in additional impairment charges and adjustments related to the fiscal 2023 global real estate footprint reduction initiatives. The charges primarily related to the leased office space in San Francisco and were driven by declines in the expected sublease terms and rates available in the market. The impairment charges included impairments of the operating lease ROU assets of $1.7 million, and the associated furniture, equipment, and leasehold improvements of $0.2 million.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in impairment charges totaling $24.6 million during the second, third, and fourth quarters of fiscal 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $20.5 million, and the associated furniture, equipment, and leasehold improvements of $4.1 million. Additionally, the Company recorded $2.9 million in lease-related restructuring charges and adjustments that covered other obligations related to the leased office spaces in San Francisco and Phoenix. Of the combined fiscal 2023 and 2024 lease-related restructuring charges of $2.8 million, $1.7 million remain accrued as of March 31, 2024 and will be satisfied over the remainder of the San Francisco lease term, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through March 31, 2024, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $1.3 million remained accrued at March 31, 2024.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	For the twelve months ended March 31,
	2024	2023	2022
Employee-related restructuring plan charges	$4,227	$7,792	$(19)
Lease-related restructuring plan charges and adjustments	(148)	2,946	—
Early contract terminations	—	—	1,042
ROU asset group impairments and adjustments	1,946	24,599	—
Goodwill impairment (see Note 9)	2,875	—	—
Other	13	—	—
Acquisition related costs	2,795	(21)	$456
	$11,708	$35,316	$1,479

5.    ACQUISITIONS:

Habu

On January 31, 2024, the Company completed the acquisition of Habu, a data clean room software provider that works with global brands and companies to securely share first-party customer data with business partners and publishers to enable more effective and personalized marketing. This acquisition empowers the Company to deliver scale and simplicity to our customers. Through our combined offering, companies will have one, simple platform to measure campaigns across all walled gardens, programmatic, and media channels while connecting data seamlessly across any cloud, warehouse, or clean room. The results of operations for Habu since the closing date have been included in the Company's consolidated financial statements for the fiscal year ended March 31, 2024. The acquisition date fair value of the consideration for Habu was approximately $173.4 million, which consisted of the following (dollars in thousands):

Cash, net of $971 cash acquired	$170,281
Restricted cash held in escrow	2,600
Fair value of replacement stock options and restricted stock shares considered a component of purchase consideration transferred	$493
Total fair value of consideration transferred	$173,374

On the acquisition date, the Company delivered $2.6 million of cash to an escrow agent according to the terms of the merger agreement. The principal escrow is owned by the Company until funds are delivered to the Habu sellers one year from the acquisition date. All interest and earnings on the principal escrow amount remain the property of the Company.

The aggregate acquisition-date fair value of merger consideration with respect to assumed unvested stock options, restricted stock shares and restricted stock units was approximately $25.5 million. Of the $25.5 million acquisition-date fair value, $0.5 million was attributed to pre-combination service related to the options and restricted shares and treated as a component of purchase consideration transferred. The remaining $25.0 million is considered future compensation cost and will be recognized as stock-based compensation cost over the remaining service period of the replacement options and restricted shares.
In connection with the Habu acquisition, $14.6 million of the acquisition-date fair value of merger consideration otherwise payable with respect to incentive compensation and shares of Habu common stock held by certain key employees were subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the January 31, 2024 closing date. Vesting is subject to the Habu key employees' continued employment through each annual vesting date and will be settled in cash, shares of Company common stock, or any combination of cash and Company common stock, at the Company's discretion. As a result, the consideration holdback is not considered part of the purchase price but rather is considered future compensation cost and will be recognized as stock-based compensation cost over the three-year earning period.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

January 31, 2024
Assets acquired:
Cash	$971
Goodwill	141,641
Intangible assets	33,500
Other current and noncurrent assets	3,815
Total assets acquired	179,927
Accounts payable and accrued expenses	(1,460)
Deferred revenue	(3,573)
Other current and noncurrent liabilities	(549)
Net assets acquired	174,345
Less:
Cash acquired	(971)
Net purchase price allocated	173,374
Less:
Restricted cash held in escrow	(2,600)
Fair value of replacement stock options and restricted stock shares considered a component of purchase consideration transferred	(493)
Net cash paid in acquisition	170,281

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations to the development of future technology. The goodwill balance is not deductible for U.S. income tax purposes. The Company recognized the assets and liabilities acquired based on its preliminary estimates of their fair values as of the acquisition date. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is not longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of the estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of March 31, 2024, the Company has not completed its analysis of deferred income taxes. The fair value currently assigned to deferred income taxes was based on the information that was available as of the date of the acquisition. The Company expects to finalize the deferred income taxes as soon as practicable.

The amounts allocated to intangible assets in the table above included developed technology and customer relationships/trade name. Intangible assets are being amortized on a straight-line basis over the estimated useful lives. The following table presents the components of intangible assets acquired and their estimated useful lives as of the acquisition date (dollars in thousands):

		Useful life
	Fair value	(in years)
Developed technology	$30,000	3
Customer relationships	3,000	3
Trade names	500	1
Total intangible assets	$33,500

The Company has omitted pro forma disclosures related to this acquisition date as the pro forma effect of this acquisition is not material.

Rakam

On December 13, 2021, the Company completed the acquisition of certain technology assets owned by Rakam, Inc. ("Rakam") for approximately $2.2 million in cash (including a holdback amount of $0.2 million). The technology asset is a cloud-agnostic customer data analytics platform that is deployed direct in the customer's data warehouse. The purchased technology has been embedded into the Company's platform, enabling us to provide a single, unified segmentation solution and enable our customers to generate real-time insights and create custom audiences wherever their data resides.

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

In connection with the acquisition, the Company extended employment agreements and granted $2.6 million of restricted stock units to two key Rakam employees that were recorded as non-cash stock compensation. The restricted stock units vest over four years and were not considered part of the asset purchase price as they require future service and continued employment by those individuals to vest.

Diablo

On April 21, 2021, the Company completed the acquisition of Diablo.ai, Inc. ("Diablo"), a first-party data resolution platform and graph builder, for approximately $9.7 million in cash (including a holdback amount of $1.2 million). The acquisition also included $1.9 million of assumed restricted stock awards that are recorded as non-cash stock compensation over a period of three years. Diablo's technology has been embedded into our unified platform and plays an integral role in our global identity capability. The Company omitted pro forma disclosures related to this acquisition as the pro forma effect of this acquisition was not material. The results of operations for this acquisition are included in the Company's consolidated results beginning April 21, 2021.

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

6.    DISCONTINUED OPERATIONS:

Acxiom Marketing Solutions ("AMS") business

During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2024 and 2023, the Company recovered $1.8 million and $5.4 million, respectively, net of tax and fees, of certain previously paid state income taxes arising from the sale of AMS.

7.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2024	March 31, 2023
Prepaid expenses and other	$17,398	$18,918
Assets of non-qualified retirement plan	14,284	12,110
Other current assets	$31,682	$31,028

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2024	March 31, 2023
Long-term prepaid revenue share	$4,714	$9,659
Right-of-use assets (see Note 3)	24,471	24,604
Deferred tax asset	1,636	1,253
Deposits	3,125	3,452
Strategic investments	2,700	1,600
Other miscellaneous noncurrent assets	102	477
Other assets, net	$36,748	$41,045
During fiscal 2023, the Company became aware of a pending sale and the proposed value of the transaction related to one of our strategic investments. As a result, the Company recorded a $4.0 million impairment that is recorded in other expense in the consolidated statement of operations.

In conjunction with the fiscal 2016 disposition of our former IT outsourcing business, we retained a profits interest previously recognized at $0.7 million within miscellaneous noncurrent assets at March 31, 2021. During fiscal 2022, the Company recorded a $30.5 million gain included in total other income in the consolidated statement of operations related to a $31.2 million cash distribution received from the disposition of this retained profits interest.

8.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	March 31, 2024	March 31, 2023
Leasehold improvements	$14,147	$25,262
Data processing equipment	5,915	6,537
Office furniture and other equipment	5,332	7,594
	25,394	39,393
Less accumulated depreciation and amortization	(17,213)	(32,308)
Property and equipment, net of accumulated depreciation and amortization	$8,181	$7,085

Depreciation expense on property and equipment was $2.7 million, $4.0 million, and $5.4 million for fiscal years ended March 31, 2024, 2023, and 2022, respectively.

9.    GOODWILL:

Each quarter, the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary. During the quarter ended September 30, 2023, triggering events occurred that required the Company to test the recoverability of goodwill associated with its APAC reporting unit. The triggering event was the restructuring of operations in the APAC region. Accordingly, we tested goodwill for impairment and determined that the fair value of the APAC reporting unit had decreased, resulting in complete impairment of the goodwill amount of $2.9 million. In order to estimate the fair value of the APAC reporting unit, management utilized a discounted cash flow model, classified in level 3 in the fair value hierarchy, as well as considered market multiples of guideline public companies.

Changes in goodwill for fiscal years ended March 31, 2024 and 2023 were as follows (dollars in thousands):

Total
Balance at March 31, 2022	$363,845
Purchase price accounting adjustment related to acquisition of Diablo	(205)
Change in foreign currency translation adjustment	(524)
Balance at March 31, 2023	$363,116
Impairment	(2,875)
Acquisition of Habu (see Note 5)	141,641
Change in foreign currency translation adjustment	(126)
Balance at March 31, 2024	$501,756

Goodwill by geography as of March 31, 2024 was:

Total
U.S.	$501,756

10.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	March 31, 2024	March 31, 2023
Developed technology, gross	$102,076	$72,095
Accumulated amortization	(70,743)	(63,658)
Net developed technology	$31,333	$8,437

Customer relationship/trade name, gross	$37,882	$34,384
Accumulated amortization	(34,632)	(33,953)
Net customer/trade name	$3,250	$431

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(15,000)
Net publisher/data supply relationships	$—	$1,000

Total intangible assets, gross	$155,958	$122,479
Total accumulated amortization	(121,375)	(112,611)
Total intangible assets, net	$34,583	$9,868

Total amortization expense related to intangible assets was $8.8 million, $16.8 million, and $18.7 million for fiscal years ended March 31, 2024, 2023, and 2022, respectively.

The following table presents the estimated future amortization expenses related to intangible assets.

Fiscal Year:	Amount
2025	$14,416
2026	11,000
2027	9,167
$34,583

11.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31, 2024	March 31, 2023
Liabilities of non-qualified retirement plan	$14,284	$12,110
Short-term lease liabilities (see Note 3)	10,125	9,929
Other miscellaneous accrued expenses	18,448	13,697
Other accrued expenses	$42,857	$35,736

12.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	March 31, 2024	March 31, 2023
Uncertain tax positions	$25,289	$23,427
Long-term lease liabilities (see Note 3)	32,097	37,243
Lease restructuring accruals and related sublease deposits	3,957	5,713
Deferred tax liabilities	224	298
Other	4,165	5,117
Other liabilities	$65,732	$71,798

13.     COMMITMENTS AND CONTINGENCIES:

Legal Matters

The Company is involved in various claims and legal proceedings that arise in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company's consolidated financial statements and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertinent to a particular matter. In management’s opinion, the Company has made appropriate and adequate accruals for these matters, and management believes the probability of a material loss beyond the amounts accrued to be remote. However, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations. The Company maintains insurance coverage above certain limits.

Commitments

The following table presents the Company’s purchase commitments at March 31, 2024.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $25.3 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	Total
Purchase commitments	$88,432	$17,226	$4,606	$3,375	$113,639

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

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on December 20, 2022, to authorize an additional $100.0 million in share repurchases and extend the term of the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. During the fiscal year ended March 31, 2024, the Company repurchased 2.1 million shares of its common stock for $60.5 million under the stock repurchase program. During the fiscal year ended March 31, 2023, the Company repurchased 6.1 million shares of its common stock for $150.0 million under the stock repurchase program. During the fiscal year ended March 31, 2022, the Company repurchased 1.3 million shares of its common stock for $58.6 million under the stock repurchase program. Through March 31, 2024, the Company has repurchased 37.7 million shares of its common stock for $942.7 million, leaving remaining capacity of $157.3 million under the stock repurchase program.

The Company paid no dividends on its common stock for any of the years reported.

Stock-based Compensation Plans

The Company has stock option, equity compensation, and stock purchase plans for which a total of 49.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2024, there were a total of 6.8 million shares available for future grants under the plans, of which 0.9 million shares relate to the Company's qualified employee stock purchase plan.

During fiscal 2024, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the plan by 4.0 million shares. The amendment received shareholder approval at the August 2023 annual shareholders' meeting (the "2023 Annual Meeting"). This increased the plan shares from 42.4 million shares at March 31, 2023 to 46.4 million shares beginning in the quarter ended September 30, 2023 and increased the total number of shares reserved for issuance since inception of all plans from 45.0 million shares at March 31, 2023 to 49.0 million shares beginning in the quarter ended September 30, 2023.

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

Stock-based Compensation Expense

The Company's stock-based compensation activity for fiscal years 2024, 2023, and 2022, by award type, was (dollars in thousands):

	For the twelve months ended March 31,
	2024	2023	2022
Stock options	$1,014	$968	$1,935
Restricted stock units, time-vesting	56,583	105,147	49,217
Restricted stock units, performance based	7,403	6,796	6,791
Diablo restricted stock awards	—	1,126	794
Habu restricted stock awards	144	—	—
Data Plus Math ("DPM") acquisition consideration holdback	—	2,031	8,122
Pacific Data Partners assumed performance plan	—	—	9,101
Acuity performance plan	165	815	1,912
DataFleets acquisition consideration holdback	2,266	5,611	6,043
Habu acquisition consideration holdback	813	—	—
Employee stock purchase plan	1,666	2,051	1,803
Directors stock-based compensation	1,250	1,255	1,539
Total non-cash stock-based compensation included in the consolidated statements of operations	71,304	125,800	87,257
Less expense related to liability-based equity awards	(3,247)	(8,449)	(16,077)
Total non-cash stock-based compensation included in the consolidated statements of equity	$68,057	$117,351	$71,180

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the twelve months ended March 31,
	2024	2023	2022
Cost of revenue	$3,553	$6,317	$4,111
Research and development	27,189	55,407	32,112
Sales and marketing	18,948	29,429	28,586
General and administrative	21,614	34,647	22,448
Total non-cash stock-based compensation included in the consolidated statements of operations	$71,304	$125,800	$87,257

In March 2023, the Company accelerated the vesting of certain time-vesting restricted stock units that would have otherwise vested over the following six months to take advantage of cash tax savings opportunities. This resulted in the vesting of time-vesting restricted stock units covering approximately 1.5 million shares of common stock. The Company recognized $22.6 million of compensation costs related to the accelerated vesting of these units, which is included in loss from operations in the consolidated statement of operations in fiscal 2023. Of the $22.6 million of compensation costs, $0.4 million represented incremental compensation cost due to the modification and $22.1 million represented accelerated original grant date fair value compensation cost.

The following table provides the expected future expense for all of the Company's outstanding equity awards at March 31, 2024, by award type (dollars in thousands).

	For the years ending
	2025	2026	2027	2028	Total
Stock options	$3,260	$2,488	$1,251	$102	$7,101
Restricted stock units	83,397	36,461	9,900	—	129,758
Habu restricted stock awards	857	273	6	—	1,136
Habu acquisition consideration holdback	4,879	4,879	4,067	—	13,825
Employee stock purchase plan	337	—	—	—	337
Expected future expense	$92,730	$44,101	$15,224	$102	$152,157

Stock Options Activity

In fiscal 2024, in connection with the acquisition of Habu, the Company replaced all unvested outstanding stock options held by Habu employees immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options (see Note 5). In total, the Company issued 252,364 replacement options at a weighted-average exercise price of $8.91 per share. The acquisition-date fair value of the replacement stock options was $7.9 million and was determined using a binomial lattice model. Of the $7.9 million acquisition-date fair value, $0.3 million was attributed to pre-combination service and treated as a component of purchase consideration transferred. The remaining $7.5 million of acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the remaining service period of the replacement options.

Stock option activity for the fiscal year ended March 31, 2024 was:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(In years)	(In thousands)
Outstanding at March 31, 2023	524,911	$18.39
Habu replacement stock options issued	252,364	$8.91
Exercised	(152,743)	$19.24		$898
Forfeited or canceled	(2,410)	$5.21
Outstanding at March 31, 2024	622,122	$14.39	4.0	$12,213
Exercisable at March 31, 2024	388,741	$17.67	1.3	$6,354

The aggregate intrinsic value for options exercised in fiscal years 2024, 2023, and 2022 was $0.9 million, $3.7 million, and $4.3 million, respectively.  The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on March 31, 2024.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of March 31, 2024 was:

			Options outstanding			Options exercisable
Range of				Weighted average	Weighted average		Weighted average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	274,869	8.2 years	$8.26	41,488	$4.58
$10.00	—	$19.99	182,603	1.1 years	$17.49	182,603	$17.49
$20.00	—	$24.99	164,650	0.3 years	$21.18	164,650	$21.18
			622,122	4.0 years	$14.39	388,741	$17.67

Restricted Stock Awards

During fiscal 2024, in connection with the acquisition of Habu, the Company replaced the unvested outstanding restricted stock shares held by Habu employees immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement (see Note 5). The conversion calculation resulted in the issuance of 36,118 replacement restricted stock shares having an acquisition-date fair value of $1.4 million. Of the $1.4 million acquisition-date fair value, $0.1 million was attributed to pre-combination service and treated as a component of purchase consideration transferred. The remaining $1.3 million of acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the remaining service period of the replacement restricted stock shares.

During fiscal 2022, in connection with the acquisition of Diablo, the Company replaced the unvested outstanding restricted stock shares held by a Diablo employee immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement (see Note 5). The conversion calculation resulted in issuance of 40,600 replacement restricted stock shares having an acquisition-date fair value of $1.9 million. The restricted shares vest subject to post-combination service requirements. As a result, the acquisition-date fair value is considered future compensation cost and was recognized as stock-based compensation cost over the vesting period of the replacement stock shares.

Restricted stock share activity for the fiscal year ended March 31, 2024 was:

Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2023	—	$—
Habu replacement restricted stock award	36,118	$39.48
Vested	—	$—
Unvested restricted stock awards at March 31, 2024	36,118	$39.48	1.3 years

The total fair value of restricted stock awards vested during fiscal years 2023 and 2022 was $0.6 million and $0.8 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested. No restricted stock awards vested during fiscal 2024.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During fiscal 2024, the Company granted time-vesting RSUs covering 1,783,478 shares of common stock and having a fair value at the date of grant of $48.6 million. Of the RSUs granted in the current year, 999,987 vest over three years and 783,491 vest over two years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

During fiscal 2024, in connection with the acquisition of Habu, the Company replaced the unvested outstanding time-vesting RSUs held by Habu employees immediately prior to the acquisition with LiveRamp RSUs covering 410,853 shares of common stock having an acquisition-date fair value of $16.2 million (see Note 5). The replacement RSUs have substantially the same terms and conditions as were applicable under the original RSU agreement. The replacement RSUs vest subject to post-combination service requirements, as the awards were granted in conjunction with the closing of the acquisition. As a result, the acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the vesting period of the replacement RSUs. At March 31, 2024, the replacement RSUs had a remaining weighted-average contractual term of 2.8 years.

During fiscal 2023, the Company granted time-vesting RSUs covering 4,352,078 shares of common stock and having a fair value at the date of grant of $107.2 million. The RSUs granted in fiscal 2023 primarily vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

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

RSU activity for the fiscal year ended March 31, 2024 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2023	4,009,759	$32.57	2.20
Granted	1,783,478	$27.26
Habu replacement restricted stock units	410,853	$39.48
Vested	(1,366,265)	$32.20
Forfeited or canceled	(436,312)	$33.32
Outstanding at March 31, 2024	4,401,513	$31.10	1.64

The total fair value of RSUs vested during fiscal years ended March 31, 2024, 2023, and 2022 was $45.3 million, $71.5 million, and $30.3 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2024 plan:
During fiscal 2024, the Company granted PSUs covering 666,496 shares of common stock having a fair value at the date of grant of $21.0 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 199,946 shares of common stock were granted having a fair value at the date of grant of $8.4 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2023 to March 31, 2026.

Under the operating metrics performance plan, units covering 466,550 shares of common stock were granted having a fair value at the date of grant of $12.6 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2024, 2025, and 2026.

Fiscal 2023 plan:
During fiscal 2023, the Company granted PSUs covering 406,501 shares of common stock having a fair value at the date of grant of $10.0 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 121,951 shares of common stock were granted having a fair value at the date of grant of $3.7 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2022 to March 31, 2025. As of March 31, 2024, 101,931 units, net of forfeitures, remain eligible for award under this plan.

Under the operating metrics performance plan, units covering 284,550 shares of common stock were granted having a fair value at the date of grant of $6.3 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2023, 2024, and 2025. As of March 31, 2024, 237,837 units, net of forfeitures, remain eligible for award under this plan.

Fiscal 2022 plans:
During fiscal 2022, the Company granted PSUs covering 249,152 shares of common stock having a fair value at the date of grant of $12.6 million. The grants were made under three separate performance plans.

Under a special incentive performance plan, units covering 36,425 shares of common stock were granted having a fair value at the date of grant of $1.7 million, which was equal to the quoted market price for the shares on the date of grant. The units were eligible to vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units could vest in a number of shares from 0% to 100% of the award, based on the attainment of key productivity metrics for the period beginning at the date of grant and continuing through December 31, 2023. Through the final measurement date at December 31, 2023, an accumulated 77% achievement, or 27,959 total units were earned and vested under this plan.

Under the fiscal 2022 TSR performance plan, units covering 63,815 shares of common stock were granted having a fair value at the date of grant of $3.8 million, determined using a Monte Carlo simulation model.  The units were eligible to vest subject to attainment of market conditions established by the talent and compensation committee and continuous employment through the vesting date.  The units could vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2021 to March 31, 2024. The final performance measurement resulted in approximately 51% attainment, or 20,968 shares. The shares are expected to be delivered, and approximately 20,330 units were canceled, in the first quarter of fiscal 2025 subject to talent and compensation committee approval.

Under the fiscal 2022 operating metrics performance plan, units covering 148,912 shares of common stock were granted having a fair value at the date of grant of $7.1 million, which was equal to the quoted market price for the shares on the date of grant. The units were eligible to vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units could vest in a number of shares from 0% to 200% of the award, based on the attainment of trailing twelve-month revenue growth and EBITDA margin targets for the period from April 1, 2021 to March 31, 2024. Performance was measured and vesting evaluated on a quarterly basis beginning with the period ending June 30, 2022 and continuing through the end of the performance period. Through the March 31, 2024 final measurement date, an accumulated approximate 59% achievement, or 67,283 total units were earned under this plan. Of the total units earned, 58,312 shares have been delivered to participants in prior measurement periods. The remaining 8,971 units are expected to be delivered, and approximately 39,211 units were canceled, in the first quarter of fiscal 2025 subject to talent and compensation committee approval.

PSU activity for the fiscal year ended March 31, 2024 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2023	709,589	$34.97	1.38
Granted	666,496	$31.58
Vested	(57,114)	$47.12
Forfeited or canceled	(223,223)	$40.46
Outstanding at March 31, 2024	1,095,748	$31.15	1.61

The total fair value of PSUs vested in fiscal years ended March 31, 2024, 2023 and 2022 was $1.5 million, $3.0 million and $6.7 million, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Consideration Holdback

During fiscal 2024, in connection with the acquisition of Habu, $14.6 million of the acquisition consideration otherwise payable with respect to incentive compensation and shares of Habu common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the January 31, 2024 closing date. Vesting is subject to the Habu key employees' continued employment through each annual vesting date and will be settled in cash, shares of Company common stock, or any combination of cash and Company common stock, at the Company's discretion. Through March 31, 2024, the Company has recognized a total of $0.8 million as stock-based compensation expense related to the Habu consideration holdback. At March 31, 2024, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the consolidated balance sheet was $0.8 million. The first annual settlement of $4.9 million is expected to occur in the fourth quarter of fiscal 2025 (see Note 5).

As part of the Company's fiscal 2021 acquisition of DataFleets, $18.1 million of the acquisition consideration otherwise payable with respect to shares of DataFleets common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specified that the consideration holdback would vest in three equal annual increments on the anniversary of the closing date (which date may be changed by the board of directors to an earlier date). Vesting was subject to the DataFleets key employees' continued employment through each annual vesting date and would be settled in shares of Company common stock. The final annual settlement of $2.6 million was made in the third quarter of fiscal 2024.

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

The Company calculates the fair value of the ESPP purchase right using the Black-Scholes option-pricing model. Stock-based compensation expense associated with the ESPP was $1.7 million, $2.1 million and $1.8 million for fiscal years ended March 31, 2024, 2023, and 2022, respectively.

During fiscal 2024, 216,699 shares of common stock were purchased under the ESPP at a weighted-average price of $19.76 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods. During fiscal 2023, 197,255 shares of common stock were purchased under the ESPP at a weighted-average price of $20.38 per share, resulting in cash proceeds of $4.0 million over the relevant offering periods. During fiscal 2022, 103,447 shares of common stock were purchased under the ESPP at a weighted-average price of $41.44 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods.

At March 31, 2024, there was approximately $0.3 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $4.0 million and $4.5 million at March 31, 2024 and March 31, 2023, respectively, reflect accumulated foreign currency translation adjustments.

15.    INCOME TAX:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	For the twelve months ended March 31,
	2024	2023	2022
Continuing operations	$24,270	$5,252	$(1,242)
Discontinued operations	(2,332)	(7,070)	—
	$21,938	$(1,818)	$(1,242)

Income tax expense (benefit) attributable to continuing operations consists of (dollars in thousands):

	For the twelve months ended March 31,
	2024	2023	2022
Current:
U.S. Federal	$21,014	$6,325	$(1,227)
Non-U.S.	662	1,086	305
State	3,384	(2,274)	1,220
	25,060	5,137	298
Deferred:
U.S. Federal	(101)	155	(895)
Non-U.S.	(387)	(83)	(608)
State	(302)	43	(37)
	(790)	115	(1,540)
Total	$24,270	$5,252	$(1,242)

Income (loss) before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	For the twelve months ended March 31,
	2024	2023	2022
U.S.	$33,892	$(122,994)	$(37,415)
Non-U.S.	469	4,140	2,340
Total	$34,361	$(118,854)	$(35,075)

Income (loss) before income taxes, as shown above, is based on the location of the entity to which such income (loss) is attributable.  However, since such income (loss) may be subject to taxation in more than one country, the income tax expense (benefit) shown above as U.S. or non-U.S. may not correspond to the income (loss) shown above.

Below is a reconciliation of expected income tax expense (benefit), computed by applying the U.S. federal statutory rate of 21.0% to income (loss) before income taxes, to actual income tax expense (benefit) from continuing operations (dollars in thousands):

	For the twelve months ended March 31,
	2024	2023	2022
Computed expected income tax expense (benefit)	$7,216	$(24,959)	$(7,366)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	2,494	(2,440)	691
Research and other tax credits	(3,012)	(4,363)	(3,107)
Nondeductible expenses	2,169	669	673
Stock-based compensation	2,013	3,486	5,576
Non-U.S. subsidiaries taxed at other rates	(1,036)	491	(364)
Adjustment to valuation allowances	14,209	33,197	2,520
Other, net	217	(829)	135
	$24,270	$5,252	$(1,242)

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of the loss. The Company carried back its fiscal 2021 NOL, resulting in a refund of approximately $29 million, which was received during fiscal 2024. The Company also carried back its fiscal 2020 NOL, resulting in a refund of approximately $33 million, which was received in fiscal 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2024 and 2023 are presented below (dollars in thousands).

	March 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$5,849	$5,287
Lease liabilities	10,107	11,613
Net operating loss carryforwards	30,408	22,504
Stock-based compensation	7,346	3,335
Nonqualified deferred compensation	2,809	2,797
Property and equipment	—	585
Tax credit carryforwards	9,764	7,779
Capitalized research and development	45,499	26,357
Other	1,477	253
Total deferred tax assets	113,259	80,510
Less valuation allowance	(81,284)	(61,152)
Net deferred tax assets	31,975	19,358
Deferred tax liabilities:
Prepaid expenses	(2,821)	(2,411)
Property and equipment	(1,976)	—
Right-of-use assets	(6,186)	(6,011)
Intangible assets	(7,118)	(829)
Deferred commissions	(12,098)	(9,153)
Other	(364)	—
Total deferred tax liabilities	(30,563)	(18,404)
Net deferred tax assets	$1,412	$954

At March 31, 2024, the Company has net operating loss carryforwards of approximately $35.2 million and $130.7 million for U.S. federal and state income tax purposes, respectively. The federal net operating loss carryforwards can be carried forward indefinitely. Of the state net operating loss carryforwards, $16.6 million will not expire and the remainder will expire in various amounts and will completely expire if not used by 2043. The Company has foreign net operating loss carryforwards of approximately $94.7 million. Of this amount, $83.2 million will not expire. The remainder expires in various amounts and will completely expire if not used by 2031. The Company has U.S. federal credit carryforwards of $0.8 million, which will expire if not used by 2044. The Company has U.S. state credit carryforwards of $12.6 million, of which $10.9 million will not expire and the remainder will expire in various amounts and will completely expire if not used by 2039.

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

Based upon the weight of available evidence, including the Company’s history of losses from continuing operations, management believes that it is not more likely than not the Company will realize the benefits of its deductible temporary differences and net operating loss and credit carryforwards. Accordingly, the Company has established a full valuation allowance against its net U.S. federal and state deferred tax assets as of March 31, 2024 and 2023, respectively.

Based upon the Company's history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions. In addition, management believes it is not more likely than not the Company will realize the benefits of certain foreign net operating loss carryforwards and has established valuation allowances in the amount of $21.6 million against deferred tax assets in such jurisdictions. No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.

The current year increase in the valuation allowance is primarily attributable to the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

The following table sets forth changes in the total gross unrecognized tax benefits for the fiscal years ended March 31, 2024, 2023 and 2022 (dollars in thousands):

	For the twelve months ended March 31,
	2024	2023	2022
Balance at beginning of period	$21,624	$23,817	$25,026
Increases related to prior year tax positions	741	93	411
Decreases related to prior year tax positions	(246)	(522)	—
Increases related to current year tax positions	1,179	2,229	990
Settlements with taxing authorities	—	(166)	—
Lapse of statute of limitations	(376)	(3,827)	(2,610)
Balance at end of period	$22,922	$21,624	$23,817

Gross unrecognized tax benefits as of March 31, 2024 was $22.9 million, of which $19.5 million would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $6.4 million as of March 31, 2024. Accrued interest and penalties increased by $1.6 million during fiscal 2024. The Company does not anticipate a material reduction of unrecognized tax benefits within the next 12 months.

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

Company contributions for the above plans amounted to approximately $12.1 million, $11.6 million, and $10.1 million in fiscal years ended March 31, 2024, 2023, and 2022, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $14.3 million and $12.1 million at March 31, 2024 and 2023, respectively.

17.    FOREIGN OPERATIONS:

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	For the twelve months ended March 31,
Revenue	2024	2023	2022
United States	$618,526	$556,219	$495,765
Foreign
Europe	34,109	32,210	26,373
APAC	5,896	7,470	6,519
Other	1,130	684	—
All Foreign	41,135	40,364	32,892

	$659,661	$596,583	$528,657

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31,
	2024	2023
United States	$626,639	$452,555
Foreign
Europe	1,993	1,643
APAC	656	3,946
Other	123	—
All Foreign	2,772	5,589

	$629,411	$458,144

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at March 31, 2024 and March 31, 2023 that are measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$33,224	$—	$—	$33,224
Level 1:
Money market funds	303,643	—	—	303,643
Assets of non-qualified retirement plan	—	—	14,284	14,284
U.S. Treasury securities	—	24,545	—	24,545
Certificates of deposit	—	7,500	—	7,500
Total	$336,867	$32,045	$14,284	$383,196

	March 31, 2023
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$22,603	$—	$—	$22,603
Level 1:
Money market funds	439,853	—	—	439,853
Assets of non-qualified retirement plan	—	—	12,110	12,110
U.S. Treasury securities	1,992	25,307	—	27,299
Certificates of deposit	—	7,500	—	7,500
Total	$464,448	$32,807	$12,110	$509,365

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The Company held $2.7 million and $1.6 million of strategic investments without readily determinable fair values at March 31, 2024 and March 31, 2023, respectively (see Note 7). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the consolidated balance sheets. There were no impairment charges during fiscal 2024. During fiscal 2023, the Company recorded a $4.0 million impairment of a strategic investment that is recorded in other expense in the consolidated statements of operations.

Certain of the Company's non-financial assets were measured at fair value on a nonrecurring basis during fiscal years 2024 and 2023, respectively, including property and equipment and right-of-use assets that were reduced to fair value when they were impaired as a result of the Company's lease-related restructuring plans and goodwill that was reduced to fair value related to the restructuring of operations in the APAC region. For additional information on the Company's fair value measurement in connection with the impairment of certain property and equipment and right-of-use assets associated with office facilities, see Note 4. For additional information on the Company's fair value measurement in connection with the impairment of goodwill, see Note 9.