Form 10-Q
period 2024-06-30
LiveRamp Holdings, Inc.
filed 2024-08-07
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 2, 2024 was 66,611,646.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
June 30, 2024

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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission ("SEC") on May 22, 2024 and those described from time to time in our future reports filed with the SEC;

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
•the possibility that data suppliers might withdraw data from us, leading to our inability to provide certain products and services, in particular that there might be restrictive legislation in the U.S. and other countries that restricts the availability of data;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2024	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$310,396	$336,867
Restricted cash	2,618	2,604
Short-term investments	32,333	32,045
Trade accounts receivable, net	206,305	190,313
Refundable income taxes, net	1,929	8,521
Other current assets	31,456	31,682
Total current assets	585,037	602,032

Property and equipment, net of accumulated depreciation and amortization	7,696	8,181
Intangible assets, net	30,737	34,583
Goodwill	501,721	501,756
Deferred commissions, net	45,402	48,143
Other assets, net	35,663	36,748
	$1,206,256	$1,231,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$84,769	$81,202
Accrued payroll and related expenses	23,216	61,575
Other accrued expenses	43,220	42,857
Deferred revenue	38,433	30,942
Total current liabilities	189,638	216,576

Other liabilities	64,742	65,732
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,726	15,594
Additional paid-in capital	1,966,578	1,933,776
Retained earnings	1,306,683	1,314,172
Accumulated other comprehensive income	3,892	3,964
Treasury stock, at cost	(2,341,003)	(2,318,371)
Total stockholders' equity	951,876	949,135
	$1,206,256	$1,231,443

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2024	2023
Revenues	$175,961	$154,069
Cost of revenue	51,749	45,621
Gross profit	124,212	108,448
Operating expenses
Research and development	44,118	34,519
Sales and marketing	54,175	44,879
General and administrative	30,961	26,664
Gains, losses and other items, net	206	116
Total operating expenses	129,460	106,178
Income (loss) from operations	(5,248)	2,270
Total other income, net	4,444	4,849
Income (loss) from continuing operations before income taxes	(804)	7,119
Income tax expense	6,685	8,705
Net loss	$(7,489)	$(1,586)

Basic loss per share	$(0.11)	$(0.02)

Diluted loss per share	$(0.11)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2024	2023
Net loss	$(7,489)	$(1,586)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(72)	61
Comprehensive loss	$(7,561)	$(1,525)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2024
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2024	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at March 31, 2024	155,943,262	$15,594	$1,933,776	$1,314,172	$3,964	(89,668,961)	$(2,318,371)	$949,135
Employee stock awards, benefit plans and other issuances	272,602	28	6,139	—	—	(209,912)	(6,847)	(680)
Non-cash stock-based compensation	8,284	1	26,766	—	—	—	—	26,767
Restricted stock units vested	1,032,718	103	(103)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(498,574)	(15,785)	(15,785)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(72)	—	—	(72)
Net loss	—	—	—	(7,489)	—	—	—	(7,489)
Balances at June 30, 2024	157,256,866	$15,726	$1,966,578	$1,306,683	$3,892	(90,377,447)	$(2,341,003)	$951,876

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,489)	$(1,586)
Non-cash operating activities:
Depreciation and amortization	4,554	4,039
Loss on disposal or impairment of assets	5	308
Lease-related impairment and restructuring charges	(36)	—
Provision for doubtful accounts	550	(219)
Deferred income taxes	28	47
Non-cash stock compensation expense	27,985	13,292
Changes in operating assets and liabilities:
Accounts receivable, net	(16,582)	(14,391)
Deferred commissions	2,741	86
Other assets	3,667	5,008
Accounts payable and other liabilities	(39,046)	(25,225)
Income taxes	6,792	37,236
Deferred revenue	7,503	7,098
Net cash provided by (used in) operating activities	(9,328)	25,693

Cash flows from investing activities:
Capital expenditures	(226)	(53)
Purchases of investments	(1,967)	—
Proceeds from sales of investments	2,000	—
Purchases of strategic investments	(400)	(500)
Net cash used in investing activities	(593)	(553)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	6,167	5,573
Shares repurchased for tax withholdings upon vesting of stock-based awards	(6,847)	(3,892)
Acquisition of treasury stock	(15,785)	(20,203)
Net cash used in financing activities	(16,465)	(18,522)
Net cash provided by (used in) continuing operations	(26,386)	6,618

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended June 30,

Effect of exchange rate changes on cash	(71)	(293)

Net change in cash, cash equivalents and restricted cash	(26,457)	6,325
Cash, cash equivalents and restricted cash at beginning of period	339,471	464,448
Cash, cash equivalents and restricted cash at end of period	$313,014	$470,773

Supplemental cash flow information:
Cash paid (received) for income taxes, net from continuing operations	$(131)	$(28,653)
Cash paid for operating lease liabilities	2,338	2,459
Operating lease assets obtained in exchange for operating lease liabilities	850	10,565
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(555)	(4,486)
Purchases of property, plant and equipment remaining unpaid at period end	109	—

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“2024 Annual Report”), as filed with the SEC on May 22, 2024.  This Quarterly Report on Form 10-Q and the accompanying condensed consolidated financial statements should be read in connection with the 2024 Annual Report.  The financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2025.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2024 Annual Report.

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

2.    LOSS PER SHARE AND STOCKHOLDERS’ EQUITY:

Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted loss per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2024	2023
Basic loss per share:
Net loss	$(7,489)	$(1,586)

Basic weighted-average shares outstanding	66,621	66,497

Basic loss per share	$(0.11)	$(0.02)

Diluted loss per share:
Basic weighted-average shares outstanding	66,621	66,497
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	—	—
Diluted weighted-average shares outstanding	66,621	66,497

Diluted loss per share	$(0.11)	$(0.02)

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 1.8 million and 0.9 million for the three months ended June 30, 2024 and 2023, respectively.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended
	June 30,
	2024	2023
Number of shares underlying restricted stock units	1,858	2,708

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

During the three months ended June 30, 2024, the Company repurchased 0.5 million shares of its common stock for $15.8 million under the modified common stock repurchase program.  Through June 30, 2024, the Company had repurchased a total of 38.2 million shares of its common stock for $958.5 million under the program, leaving remaining capacity of $141.5 million.

Accumulated other comprehensive income balances of $3.9 million and $4.0 million at June 30, 2024 and March 31, 2024, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the three months ended June 30,
Primary Geographical Markets	2024	2023
United States	$166,319	$144,166
Europe	8,113	8,137
Asia-Pacific ("APAC")	1,214	1,555
Other	315	211
	$175,961	$154,069

Major Offerings/Services
Subscription	$134,793	$121,882
Marketplace and Other	41,168	32,187
	$175,961	$154,069

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $535.8 million as of June 30, 2024, of which $398.0 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2028.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	June 30, 2024	March 31, 2024
Right-of-use assets included in other assets, net	$23,781	$24,471
Short-term lease liabilities included in other accrued expenses	$10,161	$10,125
Long-term lease liabilities included in other liabilities	$30,488	$32,097

Supplemental balance sheet information:
Weighted average remaining lease term	5.1 years	5.3 years
Weighted average discount rate	5.3%	5.3%

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

The components of lease cost, net for the three months ended June 30, 2024 and 2023, respectively, were as follows (dollars in thousands):

	For the three months ended June 30,
	2024	2023
Operating lease costs	$2,004	$2,141
Operating sublease income	(241)	—
Total leases costs, net	$1,763	$2,141

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less and excluding ASC 840 leases related to restructuring plans) as of June 30, 2024. The amount for fiscal 2025 represents the remaining nine months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
Fiscal 2025	$7,783	$(646)	7,137
Fiscal 2026	9,139	(1,059)	8,080
Fiscal 2027	8,265	(1,091)	7,174
Fiscal 2028	8,454	(1,124)	7,330
Fiscal 2029	8,529	(1,157)	7,372
Thereafter	4,299	(99)	4,200
Total undiscounted lease payments	46,469	(5,176)	41,293
Less: Interest and short-term leases	5,820	(989)	4,831
Total discounted operating lease liabilities	$40,649	$(4,187)	$36,462

Future minimum payments as of June 30, 2024 related to ASC 840 lease liabilities under restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2025: $2,024; and Fiscal 2026: $1,799.

5.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 49.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At June 30, 2024, there were a total of 4.2 million shares available for future grants under the plans.

During the quarter ended June 30, 2024, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the plan by 2.5 million shares. The amendment is subject to shareholder approval at the August 2024 annual shareholders' meeting. The amendment, if approved by shareholders, will increase the plan shares from 46.4 million shares at March 31, 2024 to 48.9 million shares beginning in the quarter ending September 30, 2024 and increase the total number of shares reserved for issuance since inception of all plans from 49.0 million shares at March 31, 2024 to 51.5 million shares beginning in the quarter ending September 30, 2024.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the three months ended June 30, 2024 and 2023, by award type, was (dollars in thousands):

	For the three months ended
	June 30,
	2024	2023
Stock options	$845	$173
Restricted stock units, time-vesting	21,487	11,567
Restricted stock units, performance based	3,461	—
Habu restricted stock awards	213	—
Acuity performance plan	—	142
DataFleets acquisition consideration holdback	—	648
Habu acquisition consideration holdback	1,218	—
Employee stock purchase plan	448	449
Directors stock-based compensation	313	313
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	27,985	13,292
Less expense related to liability-based equity awards	(1,218)	(790)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$26,767	$12,502

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the three months ended
	June 30,
	2024	2023
Cost of revenue	$1,596	$629
Research and development	10,205	5,077
Sales and marketing	7,093	3,736
General and administrative	9,091	3,850
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$27,985	$13,292

The following table provides the expected future expense for all of the Company's outstanding equity awards at June 30, 2024, by award type. The amount for fiscal 2025 represents the remaining nine months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	Total
Stock options	$2,370	$2,461	$1,238	$102	$6,171
Restricted stock units	75,930	57,814	32,061	2,532	168,337
Habu restricted stock awards	639	272	6	—	917
Habu acquisition consideration holdback	3,659	4,879	4,067	—	12,605
Employee stock purchase plan	719	—	—	—	719
Expected future expense	$83,317	$65,426	$37,372	$2,634	$188,749

Stock Options Activity

Stock option activity for the three months ended June 30, 2024 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2024	622,122	$14.39
Exercised	(168,091)	$20.14		$2,094
Forfeited or canceled	(2,360)	$8.55
Outstanding at June 30, 2024	451,671	$12.28	5.0	$8,428
Exercisable at June 30, 2024	250,617	$14.91	2.3	$4,017

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on June 30, 2024.  This amount changes based upon changes in the fair market value of the Company's common stock.

A summary of stock options outstanding and exercisable as of June 30, 2024 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	259,625	8.0 years	$8.29	58,571	$5.83
$10.00	—	$19.99	182,603	0.9 years	$17.49	182,603	$17.49
$20.00	—	$24.99	9,443	2.0 years	$21.32	9,443	$21.32
			451,671	5.0 years	$12.28	250,617	$14.91

Habu Restricted Stock Awards

During fiscal 2024, in connection with the acquisition of Habu, the Company replaced the unvested outstanding restricted stock shares held by Habu employees immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. The conversion calculation resulted in the issuance of 36,118 replacement restricted stock shares having an acquisition-date fair value of $1.4 million. Of the $1.4 million acquisition-date fair value, $0.1 million was attributed to pre-combination service and treated as a component of purchase consideration transferred. The remaining $1.3 millionof acquisition-date fair value is considered future compensation cost and is being recognized as stock-based compensation cost over the remaining service period of the replacement restricted stock shares.

Habu restricted stock share activity for the three months ended June 30, 2024 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2024	36,118	$39.48	1.3
Vested	(10,102)	$39.48
Unvested restricted stock awards at June 30, 2024	26,016	$39.48	1.1

The total fair value of restricted stock awards vested during the three months ended June 30, 2024 was $0.3 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the three months ended June 30, 2024, the Company granted time-vesting RSUs covering 1,663,601 shares of common stock and having a fair value at the date of grant of $54.8 million. The RSUs granted in the current year will vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the three months ended June 30, 2024 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2024	4,401,513	$31.10	1.64
Granted	1,663,601	$32.91
Vested	(1,002,779)	$28.86
Forfeited or canceled	(188,887)	$32.31
Outstanding at June 30, 2024	4,873,448	$32.14	1.97

The total fair value of RSUs vested during the three months ended June 30, 2024 was $32.5 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2025 plan:
During the three months ended June 30, 2024, the Company granted PSUs covering 429,857 shares of common stock having a fair value at the date of grant of $15.5 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 128,953 shares of common stock were granted having a fair value at the date of grant of $5.6 million, determined using a Monte Carlo simulation model. The units vest subject to attainment of market conditions established by the talent and compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2024 to March 31, 2027.

Under the operating metrics performance plan, units covering 300,904 shares of common stock were granted having a fair value at the date of grant of $9.9 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2025, 2026, and 2027.

Fiscal 2024 plan:
Units under the Company's fiscal 2024 TSR performance plan, net of forfeitures, covering 199,946 shares of common stock will reach maturity of their relevant performance period at March 31, 2026. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2023 to March 31, 2026.

Units under the Company's fiscal 2024 operating metrics performance plan, net of forfeitures, covering 466,550 shares of common stock will reach maturity of their relevant performance period at March 31, 2026. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2024, 2025, and 2026.

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

PSU activity for the three months ended June 30, 2024 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2024	1,095,748	$31.15	1.61
Granted	429,857	$36.14
Vested	(29,939)	$55.65
Forfeited or canceled	(59,545)	$51.21
Outstanding at June 30, 2024	1,436,121	$31.30	1.87

The total fair value of PSUs vested in the three months ended June 30, 2024 was $1.0 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Consideration Holdback

Through June 30, 2024, the Company has recognized a total of $2.0 million as stock-based compensation expense related to the Habu consideration holdback. At June 30, 2024, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $2.0 million. The first annual settlement of $4.9 million is expected to occur in the fourth quarter of fiscal 2025.

Qualified Employee Stock Purchase Plan ("ESPP")

During the three months ended June 30, 2024, 104,574 shares of common stock were purchased under the ESPP at a weighted-average price of $26.60 per share, resulting in cash proceeds of $2.8 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.4 million for the three months ended June 30, 2024. At June 30, 2024, there was approximately $0.7 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2024	March 31, 2024
Prepaid expenses and other	$15,755	$17,398
Assets of non-qualified retirement plan	15,701	14,284
Other current assets	$31,456	$31,682

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2024	March 31, 2024
Long-term prepaid revenue share	$4,046	$4,714
Right-of-use assets (see Note 4)	23,781	24,471
Deferred tax asset	1,621	1,636
Deposits	3,048	3,125
Strategic investments	3,100	2,700
Other miscellaneous noncurrent assets	67	102
Other assets, net	$35,663	$36,748

7.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	June 30, 2024	March 31, 2024
Leasehold improvements	$14,336	$14,147
Data processing equipment	5,889	5,915
Office furniture and other equipment	5,188	5,332
	25,413	25,394
Less accumulated depreciation and amortization	(17,717)	(17,213)
Property and equipment, net of accumulated depreciation and amortization	$7,696	$8,181

Depreciation expense on property and equipment was $0.7 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively.

8.    GOODWILL:

Changes in goodwill for the three months ended June 30, 2024 was as follows (dollars in thousands):

Total
Balance at March 31, 2024	$501,756
Change in foreign currency translation adjustment	(35)
Balance at June 30, 2024	$501,721

Goodwill by geography as of June 30, 2024 was:

Total
U.S.	$501,721

9.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	June 30, 2024	March 31, 2024
Developed technology, gross	$102,059	$102,076
Accumulated amortization	(74,197)	(70,743)
Net developed technology	$27,862	$31,333

Customer relationship/trade name, gross	$37,880	$37,882
Accumulated amortization	(35,005)	(34,632)
Net customer relationship/trade name	$2,875	$3,250

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(16,000)
Net publisher/data supply relationships	$—	$—

Total intangible assets, gross	$155,939	$155,958
Total accumulated amortization	(125,202)	(121,375)
Total intangible assets, net	$30,737	$34,583

Total amortization expense related to intangible assets was $3.8 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2025 represents the remaining nine months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2025	$10,570
2026	11,000
2027	9,167
$30,737

10.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2024	March 31, 2024
Liabilities of non-qualified retirement plan	$15,701	$14,284
Short-term lease liabilities (see Note 4)	10,161	10,125
Other miscellaneous accrued expenses	17,358	18,448
Other accrued expenses	$43,220	$42,857

11.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	June 30, 2024	March 31, 2024
Uncertain tax positions	$26,104	$25,289
Long-term lease liabilities (see Note 4)	30,488	32,097
Lease restructuring accruals and related sublease deposits	3,470	3,957
Deferred tax liabilities	252	224
Other	4,428	4,165
Other liabilities	$64,742	$65,732

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the three months ended June 30, 2024	$9,199	$550	$(1)	$(307)	$9,441

13.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the three months ended June 30, 2024. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statements of operations. The reserve balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2024	$1,680	$2,925	$4,605
Restructuring charges and adjustments	178	—	178
Payments	(1,053)	(247)	(1,300)
Balances at June 30, 2024	$805	$2,678	$3,483

Employee-related Restructuring Plans

During the three months ended June 30, 2024, the Company recorded a total of $0.2 million in employee-related restructuring charges and adjustments. The expense included $0.1 million of severance and other employee-related charges in the United States and $0.1 million in adjustments to the fiscal 2021 employee-related restructuring plans for employees in the United States.

In fiscal 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. Of the fiscal 2024 employee-related restructuring plans, $0.5 million remained accrued as of June 30, 2024 and is expected to be paid out during fiscal 2025.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. Of the fiscal 2021 total employee-related charges, $0.3 million remained accrued as of June 30, 2024 and is expected to be paid out during fiscal 2025.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in impairment charges totaling $26.5 million during fiscal 2023 and 2024, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.8 million in lease-related restructuring charges and adjustments during fiscal 2023 and 2024 that covered other obligations related to the leased office spaces in San Francisco and Phoenix. Of the combined fiscal 2023 and 2024 lease-related restructuring charges of $2.8 million, $1.6 million remain accrued as of June 30, 2024 and will be satisfied over the remainder of the San Francisco lease term, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through June 30, 2024, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $1.1 million remained accrued at June 30, 2024.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Employee-related restructuring plan charges	$178	$88
Other	28	28
	$206	$116

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

Commitments

The following table presents the Company’s purchase commitments at June 30, 2024.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $26.1 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2025 represents the remaining nine months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	Total
Purchase commitments	$60,637	$19,992	$6,183	$3,375	$90,187

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company has historically applied its estimated annual effective tax rate ("AETR") to its year-to-date ordinary income or loss. However, due to the fact that small changes in the Company's annual estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method was not considered to provide a reliable estimate as it is disproportionately sensitive to minor fluctuations in forecasted income. As such, the Company has computed its income tax expense for the three months ended June 30, 2024 using a discrete approach based on actual year-to-date results. The income tax expense for the current quarter was primarily driven by nondeductible stock-based compensation, capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of deductible temporary differences as well as net operating loss and tax credit carryforwards. As of June 30, 2024, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at June 30, 2024 and March 31, 2024 that are measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2024
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$23,869	$—	$—	$23,869
Level 1:
Money market funds	286,527	—	—	286,527
Assets of non-qualified retirement plan	—	—	15,701	15,701
U.S. Treasury securities	—	24,833	—	24,833
Certificates of deposit	—	7,500	—	7,500
Total	$310,396	$32,333	$15,701	$358,430

	March 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$33,224	$—	$—	$33,224
Level 1:
Money market funds	303,643	—	—	303,643
Assets of non-qualified retirement plan	—	—	14,284	14,284
U.S. Treasury securities	—	24,545	—	24,545
Certificates of deposit	—	7,500	—	7,500
Total	$336,867	$32,045	$14,284	$383,196

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $3.1 million and $2.7 million of strategic investments without readily determinable fair values at June 30, 2024 and March 31, 2024, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. There were no impairment charges during the three months ended June 30, 2024 or 2023.

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

•Live/Access. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The /LiveRamp Data Collaboration Platform allows for the search, discovery and distribution of data provided by third-party data providers to improve targeting, measurement, and customer intelligence. Data accessed through the LiveRamp Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 200 data providers across all verticals and data types.

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

To complement our product offering, we provide professional services and enhanced support entitlements to help customers leverage our platform and drive business outcomes. Our services offering includes product implementation, data science analytics, audience measurement and general advisory. We generate revenue from services primarily from project fees paid by subscribers to our platform. Service projects are sold on an ad hoc basis as well as bundled with platform subscriptions. Professional services revenue is approximately 4% of total Company revenue.

Summary Results and Notable Events

A financial summary of the quarter ended June 30, 2024 compared to the same period in fiscal 2024 is presented below:
•Revenues were $176.0 million, a 14.2% increase from $154.1 million.
•Cost of revenue was $51.7 million, a 13.4% increase from $45.6 million.
•Gross margin increased to 70.6% from 70.4%.
•Total operating expenses were $129.5 million, a 21.9% increase from $106.2 million.
•Cost of revenue and operating expenses for fiscal 2025 and 2024 included the following items:
◦Non-cash stock compensation of $28.0 million and $13.3 million, respectively (cost of revenue of $1.6 million and $0.6 million, respectively, and operating expenses of $26.4 million and $12.7 million, respectively)
◦Purchased intangible asset amortization of $3.8 million and $3.3 million, respectively (cost of revenue)
◦Transformation costs of $1.9 million in fiscal 2024 (general and administrative)
◦Restructuring and other charges of $0.2 million and $0.1 million, respectively (gains, losses, and other items, net)
•Total other income, net was $4.4 million, a decrease of $0.4 million from $4.8 million.
•Net loss was $7.5 million, or $0.11 per diluted share, compared to net loss of $1.6 million, or $0.02 per diluted share.
•Net cash used in operating activities was $9.3 million compared to net cash provided by operating activities of $25.7 million.
•The Company repurchased 0.5 million shares of its common stock for $15.8 million compared to 0.8 million shares for $20.2 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the quarter ended June 30, 2024 compared to the same period in fiscal 2024, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this Quarterly Report on Form 10-Q.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

			% Change
	June 30, 2024	June 30, 2023	June 30, 2024 from June 30, 2023	June 30, 2023 from June 30, 2022

Subscription net retention	105%	98%	7%	(13)%
Annualized recurring revenue	$478	$426	12%	4%
Remaining performance obligation	$536	$497	8%	25%
Current remaining performance obligation	$398	$351	13%	19%

Subscription Net Retention

Subscription net retention (“SNR”) is defined as the current quarter subscription revenue (net) from customers who have been on our platform for one year or more, divided by the prior year quarter subscription revenue (net), inclusive of upsell, churn (lost contract), downsell (contract reduction), and variable revenue changes. SNR excludes revenue from new customers that have not been on our platform for one year or more. We believe our SNR is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our subscription customer base. SNR rate is an operational metric, and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

SNR at June 30, 2024 compared to June 30, 2023 increased 7%. Lower contraction levels and increasing usage revenue were the primary contributors to the improvement. The acquisition of Habu contributed approximately three percentage points to the current period growth.

Annualized Recurring Revenue

Annualized Recurring Revenue (“ARR”) is defined as the last month of quarter recurring revenue annualized. Recurring revenue is fixed and contracted subscription revenue and does not include any variable or non-recurring revenue amounts. We believe ARR provides important information about our future revenue potential, our ability to acquire new customers, and our ability to maintain and expand our relationship with existing customers. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue, as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure.

Our ARR growth of 12% was attributable to both new customer revenue and net growth (upsell revenue less downsell and churn) in existing customer revenue. The increasing growth rate compared to the 4% growth in the previous year is due to improvement in net growth in existing customer revenue. The acquisition of Habu contributed approximately two percentage points to the current period growth.

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

While the Company believes RPO and CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO and CRPO to manage the business and evaluate performance. RPO increased due to several large, multi-year renewals. CRPO increased due to new customer additions, as well as the multi-year renewals. The relative decline in RPO and CRPO growth (in terms of % change) is primarily due to revenue run-off from large multi-year arrangements subject to future renewal.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2024	2023	Change
Revenues	$175,961	$154,069	14
Cost of revenue	51,749	45,621	13
Gross profit	124,212	108,448	15
Total operating expenses	129,460	106,178	22
Income (loss) from operations	(5,248)	2,270	(331)
Total other income, net	$4,444	$4,849	(8)
Net loss from continuing operations	$(7,489)	$(1,586)	(372)
Diluted loss per share from continuing operations	$(0.11)	$(0.02)	$(3.71)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2024	2023	Change
Revenues:
Subscription	$134,793	$121,882	11
Marketplace and Other	41,168	32,187	28
Total revenues	$175,961	$154,069	14

Total revenues for the quarter ended June 30, 2024 were $176.0 million, a $21.9 million or 14.2% increase from the same quarter a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. Subscription revenue growth was $12.9 million, or 10.6%, primarily due to upsell to existing customers, new logo deals and higher variable revenue. Subscription revenue also included approximately $3.2 million of revenue associated with the fiscal 2024 acquisition of Habu. Marketplace and Other revenue growth was $9.0 million, or 27.9%, primarily due to Data Marketplace and Services volume growth. On a geographic basis, U.S. revenue increased $22.2 million, or 15.4%. International revenue decreased $0.3 million, or 2.6%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2024	2023	Change
Cost of revenue	$51,749	$45,621	13
Gross profit	$124,212	$108,448	15
Gross margin (%)	70.6%	70.4%	—

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $51.7 million for the quarter ended June 30, 2024, a $6.1 million, or 13.4%, increase from the same quarter a year ago. Gross profit increased to $124.2 million (70.6% gross margin) from $108.4 million (70.4% gross margin) in the prior year quarter due to revenue increases offset partially by an increase in services costs (increased $2.1 million) due to higher services revenue, cloud infrastructure costs (increased $2.0 million), and stock-based compensation expense (increased $1.0 million). U.S. gross margins decreased to 71.5% from 72.2% while International gross margins increased to 55.5% from 43.3%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2024	2023	Change
Operating expenses:
Research and development	$44,118	$34,519	28
Sales and marketing	54,175	44,879	21
General and administrative	30,961	26,664	16
Gains, losses and other items, net	206	116	78
Total operating expenses	$129,460	$106,178	22

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $44.1 million for the quarter ended June 30, 2024, an increase of $9.6 million, or 27.8%, compared to the same quarter a year ago, and are 25.1% of total revenues compared to 22.4% in the same quarter a year ago. The increase is primarily due to stock-based compensation expense (increased $5.1 million), headcount related expenses (increased $4.0 million) and professional services expenses (increased $0.5 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $54.2 million for the quarter ended June 30, 2024, an increase of $9.3 million, or 20.7%, compared to the same quarter a year ago, and are 30.8% of total revenues compared to 29.1% in the same quarter a year ago. The increase is primarily due to stock-based compensation expense (increased $3.4 million), headcount related expenses (increased $3.1 million), marketing expenses (increased $1.1 million) and professional services expenses (increased $1.0 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $31.0 million for the quarter ended June 30, 2024, an increase of $4.3 million, or 16.1%, compared to the same quarter a year ago, and are 17.6% of total revenues compared to 17.3% in the same quarter a year ago. The increase is primarily due to stock-based compensation expense (increased $5.2 million) and professional services expenses (increased $0.8 million), offset partially by a decrease in transformation costs (decreased $1.9 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $0.2 million for the quarter ended June 30, 2024, an increase of $0.1 million compared to the same quarter a year ago. The current and prior year quarter costs primarily related to termination benefits for employees whose positions were eliminated.

Income (Loss) from Operations and Operating Margin

Loss from operations was $5.2 million for the quarter ended June 30, 2024 compared to income from operations of $2.3 million in the same quarter a year ago. Operating margin for the quarter ended June 30, 2024 was negative 3.0% compared to positive 1.5% in the same quarter a year ago. Margins in the prior year quarter were positively impacted by the acceleration of stock-based compensation previously discussed.

Total Other Income and Income Taxes

Total other income was $4.4 million for the quarter ended June 30, 2024 compared to total other income of $4.8 million in the same quarter a year ago. Other income is primarily interest income related to invested cash balances.

Income tax expense was $6.7 million on pretax loss of $0.8 million for the quarter ended June 30, 2024, resulting in an 831.5% effective tax rate. This compares to a prior year income tax expense of $8.7 million on pretax income of $7.1 million, or a 122.3% effective tax rate. Tax expense for both periods reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, the valuation allowance, and nondeductible stock-based compensation.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At June 30, 2024, approximately $18.3 million of the total cash balance of $310.4 million, or approximately 5.9%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $206.3 million at June 30, 2024, an increase of $16.0 million, compared to $190.3 million at March 31, 2024. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 107 days at June 30, 2024, compared to 101 days at March 31, 2024. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2024, DSO at June 30, 2024 was negatively impacted by approximately two days by the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at June 30, 2024 totaled $395.4 million, a $9.9 million increase when compared to $385.5 million at March 31, 2024. On January 31, 2024, the Company closed its acquisition of Habu, which included the payment of approximately $170.3 million in cash at closing.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the risk of recession, the military conflicts in Europe and the Middle East, cost increases, high interest rates, capital markets volatility, bank failures and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the three months ended
	June 30,
	2024	2023

Net cash provided by (used in) operating activities	$(9,328)	$25,693
Net cash used in investing activities	$(593)	$(553)
Net cash used in financing activities	$(16,465)	$(18,522)

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

In the three months ended June 30, 2024, net cash used in operating activities of $9.3 million resulted primarily from operating results adjusted for non-cash items of $25.6 million offset by changes in operating assets and liabilities of $34.9 million. Net cash used by changes in operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $39.0 million and an increase in accounts receivable of $16.6 million, partially offset by an increase in deferred revenue of $7.5 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

In the three months ended June 30, 2023, net cash provided by operating activities of $25.7 million resulted primarily from operating results adjusted for non-cash items of $15.9 million offset by changes in operating assets and liabilities of $9.8 million. Net cash provided by operating assets and liabilities was primarily related to a $29.2 million Internal Revenue Service refund related to fiscal 2021, an increase in income taxes payable of $8.0 million, an increase in deferred revenue of $7.1 million and an increase in other assets of $5.0 million, offset partially by an increase in accounts payable and other liabilities of $25.2 million and accounts receivable of $14.4 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

Investing Activities

Our primary investing activities have primarily consisted of business acquisitions, capital expenditures and purchases and sales of investments. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions.

In the three months ended June 30, 2024, net cash used in investing activities consisted of capital expenditures of $0.2 million and the purchase of a strategic investment of $0.4 million.

In the three months ended June 30, 2023, net cash used in investing activities consisted of capital expenditures of $0.1 million and the purchase of a strategic investment of $0.5 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In the three months ended June 30, 2024, net cash used in financing activities was $16.5 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $15.8 million (0.5 million shares) and $6.8 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $6.2 million from the sale of common stock from our equity compensation plans.

In the three months ended June 30, 2023, net cash used in financing activities was $18.5 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $20.2 million (0.8 million shares), and $3.9 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $5.6 million from the sale of common stock from our equity compensation plans.

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

During the three months ended June 30, 2024, the Company repurchased 0.5 million shares of its common stock for $15.8 million under the modified common stock repurchase program.  Through June 30, 2024, the Company had repurchased a total of 38.2 million shares of its common stock for $958.5 million under the program, leaving remaining capacity of $141.5 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at June 30, 2024 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $26.1 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2025 represents the remaining nine months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$7,783	$9,139	$8,265	$8,454	$8,529	$4,299	$46,469

Future minimum payments as of June 30, 2024 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2025: $2,024; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2025	2026	2027	2028	Total
Purchase commitments	$60,637	$19,992	$6,183	$3,375	$90,187

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 ("2024 Annual Report") as filed with the Securities and Exchange Commission ("SEC") on May 22, 2024.

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, the Netherlands, Italy, Spain, Brazil, India, Australia, China, Singapore and Japan. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the 2024 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as part of the 2024 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the 2024 Annual Report other than as described in the "Accounting Pronouncements Adopted during the Current Year" section of Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Accounting Pronouncements Adopted During the Current Year" and “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2024, as compared with those discussed in the 2024 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is set forth under Note 14, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in the 2024 Annual Report, remain current in all material respects, except as set forth below.

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

In July 2024 Google announced that, instead of deprecating third-party cookies, it will introduce “a new experience in Chrome that lets people make an informed choice that applies across their web browsing.” While Google has determined not to deprecate cookies at this time, it is possible that Google's ongoing efforts in this area may have a substantial impact on the ability to collect and use data from Internet users.

The foregoing shall be deemed to update the risks described in Part I, Item 1A, “Risk Factors” in the 2024 Annual Report, including, but not limited to those risks described under the headings “As the use of ‘third-party cookies' or other tracking technology continues to be pressured by Internet users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, or our and our customers’ ability to use data on our platform is otherwise restricted, our business could be materially impacted.” and “Changes in legislative, judicial, regulatory, or cultural environments relating to information collection and use may limit our ability to collect and use data. Such developments could cause revenues to decline, increase the cost and availability of data and adversely affect the demand for our products and services.”

The risk factors in the 2024 Annual Report, as updated above, do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	163,574	$32.91	163,574	$151,941,365
May 1, 2024 - May 31, 2024	160,000	$32.74	160,000	$146,703,333
June 1, 2024 - June 30, 2024	175,000	$29.50	175,000	$141,540,556
Total	498,574	$31.66	498,574

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on December 20, 2022.  Under the modified common stock repurchase program, the Company may purchase up to $1.1 billion of its common stock through the period ending December 31, 2024. Through June 30, 2024, the Company had repurchased a total of 38.2 million shares of its common stock for $958.5 million, leaving remaining capacity of $141.5 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2024, (v) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2023, (vi) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2024 and 2023, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: August 7, 2024	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)