Form 10-Q
period 2024-09-30
LiveRamp Holdings, Inc.
filed 2024-11-06
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of November 1, 2024 was 65,264,310.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
September 30, 2024

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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission ("SEC") on May 22, 2024 and in Part I,“Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II,“Item 1A.Risk Factors” of this Quarterly Report on Form 10-Q and those described from time to time in our future reports filed with the SEC;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2024	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$338,946	$336,867
Restricted cash	2,631	2,604
Short-term investments	9,494	32,045
Trade accounts receivable, net	192,067	190,313
Refundable income taxes, net	4,195	8,521
Other current assets	34,787	31,682
Total current assets	582,120	602,032

Property and equipment, net of accumulated depreciation and amortization	7,374	8,181
Intangible assets, net	26,989	34,583
Goodwill	501,924	501,756
Deferred commissions, net	43,456	48,143
Other assets, net	33,025	36,748
	$1,194,888	$1,231,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$91,457	$81,202
Accrued payroll and related expenses	27,340	61,575
Other accrued expenses	44,515	42,857
Deferred revenue	36,156	30,942
Total current liabilities	199,468	216,576

Other liabilities	63,363	65,732
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,782	15,594
Additional paid-in capital	1,994,541	1,933,776
Retained earnings	1,308,415	1,314,172
Accumulated other comprehensive income	5,083	3,964
Treasury stock, at cost	(2,391,764)	(2,318,371)
Total stockholders' equity	932,057	949,135
	$1,194,888	$1,231,443

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$185,483	$159,871	$361,444	$313,940
Cost of revenue	51,234	41,212	102,983	86,833
Gross profit	134,249	118,659	258,461	227,107
Operating expenses
Research and development	43,889	33,733	88,007	68,252
Sales and marketing	51,107	44,135	105,282	89,014
General and administrative	31,369	26,009	62,330	52,673
Gains, losses and other items, net	397	6,574	603	6,690
Total operating expenses	126,762	110,451	256,222	216,629
Income from operations	7,487	8,208	2,239	10,478
Total other income, net	4,197	6,431	8,641	11,280
Income from continuing operations before income taxes	11,684	14,639	10,880	21,758
Income tax expense	9,952	10,163	16,637	18,868
Net earnings (loss) from continuing operations	1,732	4,476	(5,757)	2,890
Earnings from discontinued operations, net of tax	—	387	—	387
Net earnings (loss)	$1,732	$4,863	$(5,757)	$3,277

Basic earnings (loss) per share:
Continuing operations	$0.03	$0.07	$(0.09)	$0.04
Discontinued operations	$0.00	$0.01	$0.00	$0.01
Basic earnings (loss) per share	$0.03	$0.07	$(0.09)	$0.05

Diluted earnings (loss) per share:
Continuing operations	$0.03	$0.07	$(0.09)	$0.04
Discontinued operations	$0.00	$0.01	$0.00	$0.01
Diluted earnings (loss) per share	$0.03	$0.07	$(0.09)	$0.05

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings (loss)	$1,732	$4,863	$(5,757)	$3,277
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,191	(998)	1,119	(937)
Comprehensive income (loss)	$2,923	$3,865	$(4,638)	$2,340

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2024	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at June 30, 2024	157,256,866	$15,726	$1,966,578	$1,306,683	$3,892	(90,377,447)	$(2,341,003)	$951,876
Employee stock awards, benefit plans and other issuances	16,742	1	159	—	—	(34,618)	(893)	(733)
Non-cash stock-based compensation	12,271	1	27,858	—	—	—	—	27,859
Restricted stock units vested	536,251	54	(54)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(1,945,953)	(49,868)	(49,868)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,191	—	—	1,191
Net earnings	—	—	—	1,732	—	—	—	1,732
Balances at September 30, 2024	157,822,130	$15,782	$1,994,541	$1,308,415	$5,083	(92,358,018)	$(2,391,764)	$932,057

For the six months ended September 30, 2024
Balances at March 31, 2024	155,943,262	$15,594	$1,933,776	$1,314,172	$3,964	(89,668,961)	$(2,318,371)	$949,135
Employee stock awards, benefit plans and other issuances	289,344	29	6,298	—	—	(244,530)	(7,740)	(1,413)
Non-cash stock-based compensation	20,555	2	54,624	—	—	—	—	54,626
Restricted stock units vested	1,568,969	157	(157)	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(2,444,527)	(65,653)	(65,653)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	1,119	—	—	1,119
Net loss	—	—	—	(5,757)	—	—	—	(5,757)
Balances at September 30, 2024	157,822,130	$15,782	$1,994,541	$1,308,415	$5,083	(92,358,018)	$(2,391,764)	$932,057

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2023	of shares	Amount	Capital	earnings	loss	of shares	Amount	Equity
Balances at June 30, 2023	154,551,628	$15,455	$1,873,935	$1,300,705	$4,565	(88,367,267)	$(2,276,129)	$918,531
Employee stock awards, benefit plans and other issuances	4,060	—	2	—	—	(23,227)	(677)	(675)
Non-cash stock-based compensation	10,205	1	14,085	—	—	—	—	14,086
Restricted stock units vested	121,451	12	(12)	—	—	—	—	—
Liability-classified restricted stock units vested	44,796	5	1,168	—	—	—	—	1,173
Acquisition of treasury stock	—	—	—	—	—	(490,493)	(15,122)	(15,122)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(998)	—	—	(998)
Net earnings	—	—	—	4,863	—	—	—	4,863
Balances at September 30, 2023	154,732,140	$15,473	$1,889,178	$1,305,568	$3,567	(88,880,987)	$(2,291,928)	$921,858

For the six months ended September 30, 2023
Balances at March 31, 2023	153,987,784	$15,399	$1,855,916	$1,302,291	$4,504	(87,372,837)	$(2,252,034)	$926,076
Employee stock awards, benefit plans and other issuances	282,924	28	5,547	—	—	(183,057)	(4,569)	1,006
Non-cash stock-based compensation	22,525	2	26,586	—	—	—	—	26,588
Restricted stock units vested	394,111	39	(39)	—	—	—	—	—
Liability-classified restricted stock units vested	44,796	5	1,168	—	—	—	—	1,173
Acquisition of treasury stock	—	—	—	—	—	(1,325,093)	(35,325)	(35,325)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(937)	—	—	(937)
Net earnings	—	—	—	3,277	—	—	—	3,277
Balances at September 30, 2023	154,732,140	$15,473	$1,889,178	$1,305,568	$3,567	(88,880,987)	$(2,291,928)	$921,858

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$(5,757)	$3,277
Earnings from discontinued operations, net of tax	—	(387)
Non-cash operating activities:
Depreciation and amortization	9,004	5,903
Gain on disposal or impairment of assets	20	302
Lease-related impairment and restructuring charges	(36)	2,315
Provision for doubtful accounts	1,245	(237)
Impairment of goodwill	—	2,875
Deferred income taxes	38	87
Non-cash stock compensation expense	57,053	29,027
Changes in operating assets and liabilities:
Accounts receivable, net	(2,627)	(16,258)
Deferred commissions	4,687	(2,907)
Other assets	3,998	5,743
Accounts payable and other liabilities	(31,994)	(12,885)
Income taxes	5,570	43,699
Deferred revenue	5,067	903
Net cash provided by operating activities	46,268	61,457

Cash flows from investing activities:
Capital expenditures	(467)	(253)
Purchases of investments	(1,967)	(24,385)
Proceeds from sales of investments	24,995	25,750
Purchases of strategic investments	(400)	(1,000)
Net cash provided by investing activities	22,161	112

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	6,327	5,575
Shares repurchased for tax withholdings upon vesting of stock-based awards	(7,740)	(4,569)
Acquisition of treasury stock	(65,653)	(35,325)
Net cash used in financing activities	(67,066)	(34,319)
Net cash provided by continuing operations	1,363	27,250

Cash flows from discontinued operations:
From operating activities	—	387
Net cash provided by discontinued operations	—	387
Effect of exchange rate changes on cash	743	84

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended September 30,
Net change in cash, cash equivalents and restricted cash	2,106	27,721
Cash, cash equivalents and restricted cash at beginning of period	339,471	464,448
Cash, cash equivalents and restricted cash at end of period	$341,577	$492,169

Supplemental cash flow information:
Cash paid (received) for income taxes, net from continuing operations	$11,000	$(25,139)
Cash received for income taxes, net from discontinued operations	—	(595)
Cash received for tenant improvement allowances	(1,758)	—
Cash paid for operating lease liabilities	4,877	5,148
Operating lease assets obtained in exchange for operating lease liabilities	1,043	11,677
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(555)	(4,486)
Purchases of property, plant and equipment remaining unpaid at period end	238	211

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

2.    EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$1,732	$4,476	$(5,757)	$2,890
Earnings from discontinued operations, net of tax	—	387	—	387
Net earnings (loss)	$1,732	$4,863	$(5,757)	$3,277

Basic weighted-average shares outstanding	66,294	66,284	66,458	66,391

Continuing operations	$0.03	$0.07	$(0.09)	$0.04
Discontinued operations	—	0.01	—	0.01
Basic earnings (loss) per share	$0.03	$0.07	$(0.09)	$0.05

Diluted earnings (loss) per share:
Basic weighted-average shares outstanding	66,294	66,284	66,458	66,391
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	1,015	1,584	—	1,238
Diluted weighted-average shares outstanding	67,309	67,868	66,458	67,628

Continuing operations	$0.03	$0.07	$(0.09)	$0.04
Discontinued operations	—	0.01	—	0.01
Diluted earnings (loss) per share	$0.03	$0.07	$(0.09)	$0.05

Earnings (loss) per share totals may not sum due to rounding.

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 1.4 million for the six months ended September 30, 2024.

Restricted stock units that were outstanding during the periods presented but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive (other than due to the net loss position of the Company) are shown below (shares in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2024	2023	2024	2023
Number of shares underlying restricted stock units	2,473	1,167	2,166	1,208

Stockholders’ Equity

On August 14, 2024, the Company's board of directors approved an amendment to the existing common stock repurchase program, which was initially adopted in 2011. The amendment authorized an additional $200.0 million in share repurchases, increasing the total amount authorized for repurchase under the common stock repurchase program to $1.3 billion. In addition, it extended the common stock repurchase program duration through December 31, 2026.

During the six months ended September 30, 2024, the Company repurchased 2.4 million shares of its common stock for $65.7 million under the modified common stock repurchase program.  Through September 30, 2024, the Company had repurchased a total of 40.2 million shares of its common stock for $1.0 billion under the program, leaving remaining capacity of $291.7 million.

Accumulated other comprehensive income balances of $5.1 million and $4.0 million at September 30, 2024 and March 31, 2024, respectively, reflect accumulated foreign currency translation adjustments.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the six months ended September 30,
Primary Geographical Markets	2024	2023
United States	$341,487	$293,569
Europe	16,803	16,643
Asia-Pacific ("APAC")	2,531	3,144
Other	623	584
	$361,444	$313,940

Major Offerings/Services
Subscription	$278,082	$247,587
Marketplace and Other	83,362	66,353
	$361,444	$313,940

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $503.8 million as of September 30, 2024, of which $374.1 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2028.

4.    LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	September 30, 2024	March 31, 2024
Right-of-use assets included in other assets, net	$21,192	$24,471
Short-term lease liabilities included in other accrued expenses	$10,099	$10,125
Long-term lease liabilities included in other liabilities	$28,894	$32,097

Supplemental balance sheet information:
Weighted average remaining lease term	4.9 years	5.3 years
Weighted average discount rate	5.3%	5.3%

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

The components of lease cost, net for the six months ended September 30, 2024 and 2023, respectively, were as follows (dollars in thousands):

	For the six months ended September 30,
	2024	2023
Operating lease costs	$4,074	$4,708
Operating sublease income	482	—
Total leases costs, net	$3,592	$4,708

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less and excluding ASC 840 leases related to restructuring plans) as of September 30, 2024. The amount for fiscal 2025 represents the remaining six months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
Fiscal 2025	$5,438	$(454)	4,984
Fiscal 2026	9,255	(1,059)	8,196
Fiscal 2027	8,338	(1,091)	7,247
Fiscal 2028	8,472	(1,124)	7,348
Fiscal 2029	8,529	(1,157)	7,372
Thereafter	4,301	(99)	4,202
Total undiscounted lease payments	44,333	(4,984)	39,349
Less: Interest and short-term leases	5,340	(900)	4,440
Total discounted operating lease liabilities	$38,993	$(4,084)	$34,909

Future minimum payments as of September 30, 2024 related to ASC 840 lease liabilities under restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2025: $1,349; and Fiscal 2026: $1,799.

5.    STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 51.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2024, there were a total of 6.7 million shares available for future grants under the plans.

During the quarter ended June 30, 2024, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the 2005 Plan by 2.5 million shares. The amendment received shareholder approval at the August 2024 annual shareholders' meeting. This increased the 2005 Plan shares from 46.4 million shares at March 31, 2024 to 48.9 million shares beginning in the quarter ended September 30, 2024 and increased the total number of shares reserved for issuance since inception of all plans from 49.0 million shares at March 31, 2024 to 51.5 million shares beginning in the quarter ended September 30, 2024.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the six months ended September 30, 2024 and 2023, by award type, was (dollars in thousands):

	For the six months ended
	September 30,
	2024	2023
Stock options	$1,639	$304
Restricted stock units, time-vesting	43,929	22,175
Restricted stock units, performance based	7,121	2,707
Habu restricted stock awards	429	—
Acuity performance plan	—	165
DataFleets acquisition consideration holdback	—	2,267
Habu acquisition consideration holdback	2,439	—
Employee stock purchase plan	871	784
Directors stock-based compensation	625	625
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	57,053	29,027
Less expense related to liability-based equity awards	(2,427)	(2,439)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$54,626	$26,588

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the six months ended
	September 30,
	2024	2023
Cost of revenue	$3,095	$1,258
Research and development	21,125	10,370
Sales and marketing	14,476	8,522
General and administrative	18,357	8,877
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$57,053	$29,027

The following table provides the expected future expense for all of the Company's outstanding equity awards at September 30, 2024, by award type. The amount for fiscal 2025 represents the remaining six months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	Total
Stock options	$1,607	$2,331	$1,159	$95	$5,192
Restricted stock units	48,296	57,482	32,483	2,885	141,146
Habu restricted stock awards	423	272	6	—	701
Habu acquisition consideration holdback	2,440	4,879	4,067	—	11,386
Employee stock purchase plan	277	—	—	—	277
Expected future expense	$53,043	$64,964	$37,715	$2,980	$158,702

Stock Options Activity

Stock option activity for the six months ended September 30, 2024 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2024	622,122	$14.39
Exercised	(189,313)	$18.82		$2,455
Forfeited or canceled	(8,899)	$9.65
Outstanding at September 30, 2024	423,910	$12.51	4.6	$5,202
Exercisable at September 30, 2024	253,335	$14.82	2.2	$2,524

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on September 30, 2024.  This amount changes based upon changes in the fair market value of the Company's common stock.

A summary of stock options outstanding and exercisable as of September 30, 2024 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	232,108	7.8 years	$8.24	61,533	$5.91
$10.00	—	$19.99	182,603	0.6 years	$17.49	182,603	$17.49
$20.00	—	$24.99	9,199	1.7 years	$21.32	9,199	$21.32
			423,910	4.6 years	$12.51	253,335	$14.82

Habu Restricted Stock Awards

During fiscal 2024, in connection with the acquisition of Habu, the Company replaced the unvested outstanding restricted stock shares held by Habu employees immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement. The conversion calculation resulted in the issuance of 36,118 replacement restricted stock shares having an acquisition-date fair value of $1.4 million. Of the $1.4 million acquisition-date fair value, $0.1 million was attributed to pre-combination service and treated as a component of purchase consideration transferred. The remaining $1.3 million of acquisition-date fair value is considered future compensation cost and is being recognized as stock-based compensation cost over the remaining service period of the replacement restricted stock shares.

Habu restricted stock share activity for the six months ended September 30, 2024 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2024	36,118	$39.48	1.3
Vested	(16,305)	$39.48
Unvested restricted stock awards at September 30, 2024	19,813	$39.48	0.9

The total fair value of restricted stock awards vested during the six months ended September 30, 2024 was $0.5 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the six months ended September 30, 2024, the Company granted time-vesting RSUs covering 1,801,372 shares of common stock and having a fair value at the date of grant of $57.8 million. The RSUs granted in the current year will vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the six months ended September 30, 2024 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2024	4,401,513	$31.10	1.64
Granted	1,801,372	$32.10
Vested	(1,539,030)	$29.49
Forfeited or canceled	(321,646)	$31.89
Outstanding at September 30, 2024	4,342,209	$32.03	1.86

The total fair value of RSUs vested during the six months ended September 30, 2024 was $46.2 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2025 plan:
During the six months ended September 30, 2024, the Company granted PSUs covering 429,857 shares of common stock having a fair value at the date of grant of $15.5 million. The grants were made under two separate performance plans.

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

PSU activity for the six months ended September 30, 2024 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2024	1,095,748	$31.15	1.61
Granted	429,857	$36.14
Vested	(29,939)	$55.65
Forfeited or canceled	(59,545)	$51.21
Outstanding at September 30, 2024	1,436,121	$31.30	1.62

The total fair value of PSUs vested in the six months ended September 30, 2024 was $1.0 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Consideration Holdback

Through September 30, 2024, the Company has recognized a total of $3.3 million as stock-based compensation expense related to the Habu consideration holdback. At September 30, 2024, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $3.3 million. The first annual settlement of $4.9 million is expected to occur in the fourth quarter of fiscal 2025.

Qualified Employee Stock Purchase Plan ("ESPP")

During the six months ended September 30, 2024, 104,574 shares of common stock were purchased under the ESPP at a weighted-average price of $26.60 per share, resulting in cash proceeds of $2.8 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.9 million for the six months ended September 30, 2024. At September 30, 2024, there was approximately $0.3 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6.    OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2024	March 31, 2024
Prepaid expenses and other	$18,289	$17,398
Assets of non-qualified retirement plan	16,498	14,284
Other current assets	$34,787	$31,682

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2024	March 31, 2024
Long-term prepaid revenue share	$3,554	$4,714
Right-of-use assets (see Note 4)	21,192	24,471
Deferred tax asset	1,704	1,636
Deposits	3,046	3,125
Strategic investments	3,100	2,700
Other miscellaneous noncurrent assets	429	102
Other assets, net	$33,025	$36,748

7.    PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2024	March 31, 2024
Leasehold improvements	$14,572	$14,147
Data processing equipment	5,931	5,915
Office furniture and other equipment	5,175	5,332
	25,678	25,394
Less accumulated depreciation and amortization	(18,304)	(17,213)
Property and equipment, net of accumulated depreciation and amortization	$7,374	$8,181

Depreciation expense on property and equipment was $1.4 million for both the six months ended September 30, 2024 and 2023, respectively.

8.    GOODWILL:

Changes in goodwill for the six months ended September 30, 2024 was as follows (dollars in thousands):

Total
Balance at March 31, 2024	$501,756
Change in foreign currency translation adjustment	168
Balance at September 30, 2024	$501,924

Goodwill by geography as of September 30, 2024 was:

Total
U.S.	$501,924

9.    INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	September 30, 2024	March 31, 2024
Developed technology, gross	$102,156	$102,076
Accumulated amortization	(77,667)	(70,743)
Net developed technology	$24,489	$31,333

Customer relationship/trade name, gross	$37,892	$37,882
Accumulated amortization	(35,392)	(34,632)
Net customer relationship/trade name	$2,500	$3,250

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(16,000)
Net publisher/data supply relationships	$—	$—

Total intangible assets, gross	$156,048	$155,958
Total accumulated amortization	(129,059)	(121,375)
Total intangible assets, net	$26,989	$34,583

Total amortization expense related to intangible assets was $7.6 million and $4.5 million for the six months ended September 30, 2024 and 2023, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2025 represents the remaining six months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2025	$6,822
2026	11,000
2027	9,167
$26,989

10.    OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2024	March 31, 2024
Liabilities of non-qualified retirement plan	$16,498	$14,284
Short-term lease liabilities (see Note 4)	10,099	10,125
Other miscellaneous accrued expenses	17,918	18,448
Other accrued expenses	$44,515	$42,857

11.    OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	September 30, 2024	March 31, 2024
Uncertain tax positions	$27,094	$25,289
Long-term lease liabilities (see Note 4)	28,894	32,097
Lease restructuring accruals and related sublease deposits	3,423	3,957
Deferred tax liabilities	262	224
Other	3,690	4,165
Other liabilities	$63,363	$65,732

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the six months ended September 30, 2024	$9,199	$1,245	$20	$(528)	$9,936

13.    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the six months ended September 30, 2024. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statements of operations. The reserve balances are included in other accrued expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2024	$1,680	$2,925	$4,605
Restructuring charges and adjustments	577	—	577
Payments	(1,631)	(548)	(2,179)
Balances at September 30, 2024	$626	$2,377	$3,003

Employee-related Restructuring Plans

During the six months ended September 30, 2024, the Company recorded a total of $0.6 million in employee-related restructuring charges and adjustments. The expense included $0.5 million of severance and other employee-related charges in the United States and $0.1 million in adjustments to the fiscal 2021 employee-related restructuring plans for employees in the United States. Of the fiscal 2025 employee-related restructuring plans, $0.3 million remained accrued as of September 30, 2024 and is expected to be paid out during fiscal 2025.

In fiscal 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. Of the fiscal 2024 employee-related restructuring plans, $0.3 million remained accrued as of September 30, 2024 and is expected to be paid out during fiscal 2025.

In fiscal 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. The remaining fiscal 2021 employee-related charges were paid out during fiscal 2025.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in impairment charges totaling $26.5 million during fiscal 2023 and 2024, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.8 million in lease-related restructuring charges and adjustments during fiscal 2023 and 2024 that covered other obligations related to the leased office spaces in San Francisco and Phoenix. Of the combined fiscal 2023 and 2024 lease-related restructuring charges of $2.8 million, $1.5 million remain accrued as of September 30, 2024 and will be satisfied over the remainder of the San Francisco lease term, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through September 30, 2024, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $0.9 million remained accrued at September 30, 2024.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Employee-related restructuring plan charges	$397	$1,383	$575	$1,471
Lease-related restructuring plan charges and adjustments	—	398	—	398
ROU asset group impairments and adjustments	—	1,918	—	1,946
Goodwill impairment	—	2,875	—	2,875
Other	—	—	28	—
	$397	$6,574	$603	$6,690

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

Commitments

The following table presents the Company’s purchase commitments at September 30, 2024.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $27.1 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2025 represents the remaining six months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	Total
Purchase commitments	$34,486	$22,318	$6,327	$3,375	$66,506

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15.    INCOME TAX:

In determining the quarterly provision for income taxes, the Company has historically applied its estimated annual effective tax rate ("AETR") to its year-to-date ordinary income or loss. However, due to the fact that small changes in the Company's annual estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method was not considered to provide a reliable estimate as it is disproportionately sensitive to minor fluctuations in forecasted income. As such, the Company has computed its income tax expense for the three and six months ended September 30, 2024 using a discrete approach based on actual year-to-date results. The income tax expense was primarily driven by nondeductible stock-based compensation, capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of deductible temporary differences as well as net operating loss and tax credit carryforwards. As of September 30, 2024, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at September 30, 2024 and March 31, 2024 that are measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2024
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$25,695	$—	$—	$25,695
Level 1:
Money market funds	313,251	—	—	313,251
Assets of non-qualified retirement plan	—	—	16,498	16,498
U.S. Treasury securities	—	1,994	—	1,994
Certificates of deposit	—	7,500	—	7,500
Total	$338,946	$9,494	$16,498	$364,938

	March 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$33,224	$—	$—	$33,224
Level 1:
Money market funds	303,643	—	—	303,643
Assets of non-qualified retirement plan	—	—	14,284	14,284
U.S. Treasury securities	—	24,545	—	24,545
Certificates of deposit	—	7,500	—	7,500
Total	$336,867	$32,045	$14,284	$383,196

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $3.1 million and $2.7 million of strategic investments without readily determinable fair values at September 30, 2024 and March 31, 2024, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. There were no impairment charges during the six months ended September 30, 2024 or 2023.

Certain of the Company’s non-financial assets were measured at fair value on a nonrecurring basis during the six months ended September 30, 2023. Property and equipment and right-of-use assets were reduced to fair value when they were impaired as a result of the Company’s lease-related restructuring plans. For additional information, see Note 13. During the quarter ended September 30, 2023, triggering events occurred which required the Company to test the recoverability of goodwill associated with its APAC reporting unit. The triggering event was the restructuring of operations in the APAC region. Accordingly, we tested goodwill for impairment and determined that the fair value of the APAC reporting unit had decreased, resulting in complete impairment of the goodwill amount of $2.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a global technology company that helps companies build enduring brand and business value by collaborating responsibly with data. A groundbreaking leader in foundational identity, LiveRamp offers a connected customer view with clarity and context while protecting brand and consumer trust. Our best-in-class enterprise platform enables data collaboration, where companies can share first-party consumer data with trusted business partners securely and in a privacy-conscious manner. We offer flexibility to collaborate wherever data lives to support a wide range of data collaboration use cases—within organizations, between brands, and across our global network of premier partners. Global innovators, from iconic consumer brands and tech platforms to retailers, financial services, and healthcare leaders, turn to LiveRamp to deepen customer engagement and loyalty, activate new partnerships, and maximize the value of their first-party data while staying on the forefront of rapidly evolving compliance and privacy requirements.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 885 direct customers world-wide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Summary Results and Notable Events

A financial summary of the quarter ended September 30, 2024 compared to the same period in fiscal 2024 is presented below:
•Revenues were $185.5 million, a 16.0% increase from $159.9 million.
•Cost of revenue was $51.2 million, a 24.3% increase from $41.2 million.
•Gross margin decreased to 72.4% from 74.2%.
•Total operating expenses were $126.8 million, a 14.8% increase from $110.5 million.
•Cost of revenue and operating expenses for fiscal 2025 and 2024 included the following items:
◦Non-cash stock compensation of $29.1 million and $15.7 million, respectively (cost of revenue of $1.5 million and $0.6 million, respectively, and operating expenses of $27.6 million and $15.1 million, respectively)
◦Purchased intangible asset amortization of $3.7 million and $1.2 million, respectively (cost of revenue)
◦Restructuring and other charges of $0.4 million and $6.6 million, respectively (gains, losses, and other items, net)
•Total other income, net was $4.2 million, a decrease of $2.2 million from $6.4 million.
•Net earnings were $1.7 million, or $0.03 per diluted share, compared to net earnings of $4.9 million, or $0.07 per diluted share.
•Net cash provided by operating activities was $55.6 million compared to $35.8 million.
•The Company repurchased 1.9 million shares of its common stock for $49.9 million compared to 0.5 million shares for $15.1 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the quarter ended September 30, 2024 compared to the same period in fiscal 2024, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this Quarterly Report on Form 10-Q.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

			% Change
	September 30, 2024	September 30, 2023	September 30, 2024 from September 30, 2023	September 30, 2023 from September 30, 2022

Subscription net retention	107%	101%	6%	(5)%
Annualized recurring revenue	$483	$428	13%	2%
Remaining performance obligation	$504	$490	3%	26%
Current remaining performance obligation	$374	$339	10%	16%

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

SNR at September 30, 2024 compared to September 30, 2023 increased 6%. Lower contraction levels and increasing usage revenue were the primary contributors to the improvement. The acquisition of Habu contributed approximately two percentage points to the current period growth.

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

Our ARR growth of 13% was attributable to both new customer revenue and net growth (upsell revenue less downsell and churn) in existing customer revenue. The increasing growth rate compared to the 2% growth in the previous year is due to improvement in net growth in existing customer revenue. The acquisition of Habu contributed approximately three percentage points to the current period growth.

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

While the Company believes RPO and CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO and CRPO to manage the business and evaluate performance. RPO increased due to several large, multi-year renewals. CRPO increased due to new customer additions, as well as the multi-year renewals. The relative decline in RPO and CRPO growth (in terms of % change) is primarily due to timing of multi-year renewals and revenue run-off from large multi-year arrangements subject to future renewal.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Revenues	$185,483	$159,871	16	$361,444	$313,940	15
Cost of revenue	51,234	41,212	24	102,983	86,833	19
Gross profit	134,249	118,659	13	258,461	227,107	14
Total operating expenses	126,762	110,451	15	256,222	216,629	18
Income from operations	7,487	8,208	(9)	2,239	10,478	(79)
Total other income, net	$4,197	$6,431	(35)	8,641	11,280	(23)
Net earnings (loss) from continuing operations	$1,732	$4,476	(61)	$(5,757)	$2,890	(299)
Diluted earnings (loss) per share from continuing operations	$0.03	$0.07	$(0.61)	$(0.09)	$0.04	(303)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Revenues:
Subscription	$143,289	$125,705	14	$278,082	$247,587	12
Marketplace and Other	42,194	34,166	23	83,362	66,353	26
Total revenues	$185,483	$159,871	16	$361,444	$313,940	15

Total revenues for the quarter ended September 30, 2024 were $185.5 million, a $25.6 million, or 16.0%, increase from the same quarter a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $17.6 million, or 14.0%, primarily due to upsell to existing customers, higher variable revenue and to a lesser extent new logo deals. Subscription revenue also included approximately $3.5 million of revenue associated with the fiscal 2024 acquisition of Habu. The Marketplace and Other revenue growth was $8.0 million, or 23.5%, primarily due to Data Marketplace and Services volume growth. On a geographic basis, U.S. revenue increased $25.8 million, or 17.2%. International revenue decreased $0.2 million, or 1.5%.

Total revenues for the six months ended September 30, 2024 were $361.4 million, a $47.5 million, or 15.1%, increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $30.5 million, or 12.3%, primarily due to upsell to existing customers, new logo deals and higher variable revenue. Subscription revenue also included approximately $6.8 million of revenue associated with the fiscal 2024 acquisition of Habu. The Marketplace and Other revenue growth was $17.0 million, or 25.6%, primarily due to Data Marketplace and Services volume growth. On a geographic basis, U.S. revenue increased $47.9 million, or 16.3%. International revenue decreased $0.4 million, or 2.0%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Cost of revenue	$51,234	$41,212	24	$102,983	$86,833	19
Gross profit	$134,249	$118,659	13	$258,461	$227,107	14
Gross margin (%)	72.4%	74.2%	(2)	71.5%	72.3%	(1)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $51.2 million for the quarter ended September 30, 2024, a $10.0 million, or 24.3%, increase from the same quarter a year ago. Gross profit increased to $134.2 million (72.4% gross margin) from $118.7 million (74.2% gross margin) in the prior year quarter due to revenue increases offset partially by an increase in cloud infrastructure costs (increased $4.0 million), services costs (increased $2.3 million) due to higher services revenue, intangible asset amortization (increased $2.5 million) and stock-based compensation expense (increased $0.9 million). U.S. gross margins decreased to 73.3% from 76.2% while International gross margins increased to 57.3% from 46.4%.

Cost of revenue was $103.0 million for the six months ended September 30, 2024, a $16.2 million, or 18.6%, increase from the same period a year ago. Gross profit increased to $258.5 million (71.5% gross margin) from $227.1 million (72.3% gross margin) in the prior period due to revenue increases offset partially by an increase in services costs (increased $8.8 million) due to higher services revenue, higher cloud infrastructure costs (increased $5.8 million), increased intangible asset amortization (increased $3.1 million) and stock-based compensation expense (increased $1.8 million). U.S. gross margins decreased to 72.4% from 74.2%, and International gross margins increased to 56.4% from 44.9%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$43,889	$33,733	30	$88,007	$68,252	29
Sales and marketing	51,107	44,135	16	105,282	89,014	18
General and administrative	31,369	26,009	21	62,330	52,673	18
Gains, losses and other items, net	397	6,574	(94)	603	6,690	(91)
Total operating expenses	$126,762	$110,451	15	$256,222	$216,629	18

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $43.9 million for the quarter ended September 30, 2024, an increase of $10.2 million, or 30.1%, compared to the same quarter a year ago, and are 23.7% of total revenues compared to 21.1% in the same quarter a year ago. The increase is primarily due to stock-based compensation expense (increased $5.6 million), headcount-related expenses (increased $4.0 million) and professional services expenses (increased $0.5 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

R&D expenses were $88.0 million for the six months ended September 30, 2024, an increase of $19.8 million, or 28.9%, compared to the same period a year ago, and are 24.3% of total revenues compared to 21.7% in the prior year period. The increase is primarily due to stock-based compensation expense (increased $10.8 million), headcount-related expenses (increased $8.0 million) and professional services expenses (increased $1.0 million). Stock-based compensation expense in the prior year period was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $51.1 million for the quarter ended September 30, 2024, an increase of $7.0 million, or 15.8%, compared to the same quarter a year ago, and are 27.6% of total revenues in both periods. The increase is primarily due to stock-based compensation expense (increased $2.6 million), headcount-related expenses (increased $3.0 million), and professional services expenses (increased $0.5 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

S&M expenses were $105.3 million for the six months ended September 30, 2024, an increase of $16.3 million, or 18.3%, compared to the same period a year ago, and are 29.1% of total revenues compared to 28.4% in the prior year period. The increase is primarily due to stock-based compensation expense (increased $6.0 million), headcount-related expenses (increased $6.1 million), professional services expenses (increased $1.6 million), and marketing expenses (increased $1.4 million). Stock-based compensation expense in the prior year period was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $31.4 million for the quarter ended September 30, 2024, an increase of $5.4 million, or 20.6%, compared to the same quarter a year ago, and are 16.9% of total revenues compared to 16.3% in the same quarter a year ago. The increase is primarily due to stock-based compensation expense (increased $4.2 million) and professional services expenses (increased $1.2 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

G&A expenses were $62.3 million for the six months ended September 30, 2024, an increase of $9.7 million, or 18.3%, compared to the same period a year ago, and are 17.2% of total revenues compared to 16.8% in the prior year period. The increase is primarily due to stock-based compensation expense (increased $9.5 million) and professional services expenses (increased $2.0 million), offset partially by a decrease in transformation costs (decreased $1.9 million). Stock-based compensation expense in the prior year period was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $0.4 million for the quarter ended September 30, 2024, a decrease of $6.2 million compared to the same quarter a year ago. The prior year quarter costs primarily related to $2.8 million related to the impairment of APAC goodwill, $2.3 million in lease impairments and restructuring and $1.4 million related to termination benefits for employees whose positions were eliminated. The current quarter was all related to employee termination benefits.

Gains, losses and other items, net was $0.6 million for the six months ended September 30, 2024, a decrease of $6.1 million compared to the same period a year ago. The prior year costs primarily related to $2.8 million related to the impairment of APAC goodwill, $2.3 million in lease impairments and restructuring and $1.5 million related to termination benefits for employees whose positions were eliminated.

Income from Operations and Operating Margin

Income from operations was $7.5 million for the quarter ended September 30, 2024 compared to income from operations of $8.2 million in the same quarter a year ago. Operating margin for the quarter ended September 30, 2024 was 4.0% compared to 5.1% in the same quarter a year ago. Margins in the prior year quarter were positively impacted by the acceleration of stock-based compensation previously discussed.

Income from operations was $2.2 million for the six months ended September 30, 2024 compared to income from operations of $10.5 million in the same period a year ago. Operating margin was 0.6% compared to 3.3% in the prior year period. Margins in the prior year period were positively impacted by the acceleration of stock-based compensation previously discussed.

Total Other Income and Income Taxes

Total other income, net was $4.2 million for the quarter ended September 30, 2024 compared to total other income, net of $6.4 million in the same quarter a year ago. Total other income, net was $8.6 million for the six months ended September 30, 2024 compared to $11.3 million in the same period a year ago. The quarter and year-to-date decreases are primarily attributable to lower invested cash and short-term investments.

Income tax expense was $10.0 million on pretax income of $11.7 million for the quarter ended September 30, 2024, resulting in an 85.2% effective tax rate. This compares to a prior year quarter income tax expense of $10.2 million on pretax income of $14.6 million, or a 69.4% effective tax rate. Income tax expense was $16.6 million on pretax income of $10.9 million for the six months ended September 30, 2024, resulting in an 152.9% effective tax rate. This compares to a prior year period income tax expense of $18.9 million on pretax income of $21.8 million, or an 86.7% effective tax rate. Tax expense for all periods reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, the valuation allowance, and nondeductible stock-based compensation.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At September 30, 2024, approximately $19.9 million of the total cash balance of $338.9 million, or approximately 5.9%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Net accounts receivable balances were $192.1 million at September 30, 2024, an increase of $1.8 million, compared to $190.3 million at March 31, 2024. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 95 days at September 30, 2024, compared to 101 days at March 31, 2024. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2024, DSO at September 30, 2024 was positively impacted by approximately two days as the increased impact of Data Marketplace gross accounts receivable was offset by collections of Data Marketplace receivables. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at September 30, 2024 totaled $382.7 million, a $2.8 million decrease when compared to $385.5 million at March 31, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the six months ended
	September 30,
	2024	2023

Net cash provided by operating activities	$46,268	$61,457
Net cash provided by investing activities	$22,161	$112
Net cash used in financing activities	$(67,066)	$(34,319)
Net cash provided by discontinued operations	$—	$387

Operating Activities

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

In the six months ended September 30, 2024, net cash provided by operating activities of $46.3 million resulted primarily from operating results adjusted for non-cash items of $61.6 million offset by changes in operating assets and liabilities of $15.3 million. Net cash provided by operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $32.0 million primarily due to the payment of annual incentive compensation and the timing of payments to suppliers.

In the six months ended September 30, 2023, net cash provided by operating activities of $61.5 million resulted primarily from operating results adjusted for non-cash items of $43.2 million and changes in operating assets and liabilities of $18.3 million. Net cash provided by operating assets and liabilities was primarily related to a $29.2 million Internal Revenue Service refund related to fiscal 2021, an increase in income taxes payable of $13.9 million, and an increase in other assets of $5.7 million, offset partially by a decrease in accounts payable and other liabilities of $12.9 million and an increase in accounts receivable of $16.3 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation, and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

Investing Activities

Our investing activities have primarily consisted of business acquisitions, capital expenditures, purchases and sales of investments and strategic investments. Capital expenditures may vary from period to period due to the timing of the expansion of our operations, the addition of new headcount, new facilities, and acquisitions. Investing activities also include purchases and sales of short-term investments using available cash reserves.

In the six months ended September 30, 2024, net cash provided by investing activities consisted of the proceeds from the sale of short-term investments of $25.0 million, partially offset by purchases of short-term investments of $2.0 million, capital expenditures of $0.5 million and the purchases of strategic investments of $0.4 million.

In the six months ended September 30, 2023, net cash provided by investing activities consisted of the proceeds from the sale of short-term investments of $25.8 million, partially offset by purchases of short-term investments of $24.4 million, purchases of strategic investments of $1.0 million and capital expenditures of $0.3 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

In the six months ended September 30, 2024, net cash used in financing activities was $67.1 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $65.7 million (2.4 million shares) and $7.7 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $6.3 million from the sale of common stock from our equity compensation plans.

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

Common Stock Repurchase Program

On August 14, 2024, the Company's board of directors approved an amendment to the existing common stock repurchase program, which was initially adopted in 2011. The amendment authorized an additional $200.0 million in share repurchases, increasing the total amount authorized for repurchase under the common stock repurchase program to $1.3 billion. In addition, it extended the common stock repurchase program duration through December 31, 2026.

During the six months ended September 30, 2024, the Company repurchased 2.4 million shares of its common stock for $65.7 million under the modified common stock repurchase program.  Through September 30, 2024, the Company had repurchased a total of 40.2 million shares of its common stock for $1.0 billion under the program, leaving remaining capacity of $291.7 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at September 30, 2024 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $27.1 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2025 represents the remaining six months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$5,438	$9,255	$8,338	$8,472	$8,529	$4,301	$44,333

Future minimum payments as of September 30, 2024 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2025: $1,349; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2025	2026	2027	2028	Total
Purchase commitments	$34,486	$22,318	$6,327	$3,375	$66,506

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 ("2024 Annual Report") as filed with the Securities and Exchange Commission ("SEC") on May 22, 2024 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2024, as compared with those discussed in the 2024 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2020, Google announced that at some point in the following 24 months the Chrome browser would block third-party cookies. In April 2021, Google began releasing software updates to its Chrome browser with features intended to phase out third-party cookies. In May 2023, Google stated that it would deprecate third-party cookies by mid-2024 and in January 2024 started by deprecating third-party cookies for 1% of users globally. In April 2024, Google announced that the deprecation of third-party cookies will not be completed in 2024.

In July 2024, Google announced that, instead of deprecating third-party cookies, it will introduce “a new experience in Chrome that lets people make an informed choice that applies across their web browsing.” While Google has determined not to deprecate cookies at this time, it is possible that Google's ongoing efforts in this area may have a substantial impact on the ability to collect and use data from Internet users.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	275,000	$31.19	275,000	$132,962,617
August 1, 2024 - August 31, 2024	1,227,459	$24.45	1,227,459	$302,947,112
September 1, 2024 - September 30, 2024	443,494	$25.42	443,494	$291,672,502
Total	1,945,953	$25.63	1,945,953

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on August 14, 2024.  Under the modified common stock repurchase program, the Company may purchase up to $1.3 billion of its common stock through the period ending December 31, 2026. Through September 30, 2024, the Company had repurchased a total of 40.2 million shares of its common stock for $1.0 billion, leaving remaining capacity of $291.7 million under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. Except as set forth below, during the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On September 30, 2024, Kimberly Bloomston, Chief Product Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the "Plan”) providing for the sale, subject to certain conditions, of an aggregate of (i) 11,294 shares of the Company’s common stock plus (ii) the net shares issued to Ms. Bloomston upon the vesting of time-based restricted stock unit awards and performance stock unit awards representing 79,782 shares of the Company’s common stock (assuming that any shares underlying performance stock units vest at target amounts), excluding any shares withheld to satisfy tax withholding obligations in connection with the settlement of such awards. Trades under the Plan are scheduled to commence December 30, 2024, and the Plan will expire on October 7, 2025, or, if earlier, upon completion of all authorized transactions thereunder.

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

3.1
Amended and Restated Certificate of Incorporation, as filed on August 14, 2024 (previously filed on August 16, 2024 as Exhibit 3.1 to the Company’s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference).

10.1
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 16, 2024 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2024, (v) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2023, (vi) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2024 and 2023, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: November 6, 2024	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)