Form 10-Q
period 2024-12-31
LiveRamp Holdings, Inc.
filed 2025-02-05
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2024
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of January 31, 2025 was 65,760,690.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
December 31, 2024

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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission ("SEC") on May 22, 2024 and in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and those described from time to time in our future reports filed with the SEC;

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
•the possibility that there will be continued changes in the judicial, legislative, regulatory, accounting, cultural and consumer environments affecting our business, including but not limited to litigation, investigations, legislation, regulations and customs at the state, federal and international levels impairing our and our customers' ability to collect, process, manage, aggregate, store and/or use data of the type necessary for our business, or prohibiting certain customers from continuing to do business in the United States;
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
•general and global negative conditions, risk of recession, high interest rates, the military conflicts in Europe and the Middle East, capital markets volatility, government shutdowns, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2024	2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$376,772	$336,867
Restricted cash	593	2,604
Short-term investments	7,500	32,045
Trade accounts receivable, net	210,565	190,313
Refundable income taxes, net	6,630	8,521
Other current assets	41,747	31,682
Total current assets	643,807	602,032

Property and equipment, net of accumulated depreciation and amortization	6,659	8,181
Intangible assets, net	23,302	34,583
Goodwill	501,559	501,756
Deferred commissions, net	44,497	48,143
Other assets, net	33,389	36,748
	$1,253,213	$1,231,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$105,334	$81,202
Accrued payroll and related expenses	35,639	61,575
Other accrued expenses	45,856	42,857
Deferred revenue	44,795	30,942
Total current liabilities	231,624	216,576

Other liabilities	63,882	65,732
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	15,853	15,594
Additional paid-in capital	2,022,227	1,933,776
Retained earnings	1,319,625	1,314,172
Accumulated other comprehensive income	3,493	3,964
Treasury stock, at cost	(2,403,491)	(2,318,371)
Total stockholders' equity	957,707	949,135
	$1,253,213	$1,231,443

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenues	$195,412	$173,869	$556,856	$487,809
Cost of revenue	54,998	44,934	157,981	131,767
Gross profit	140,414	128,935	398,875	356,042
Operating expenses
Research and development	42,735	37,788	130,742	106,040
Sales and marketing	50,863	46,203	156,145	135,217
General and administrative	31,994	27,241	94,324	79,914
Gains, losses and other items, net	149	2,502	752	9,192
Total operating expenses	125,741	113,734	381,963	330,363
Income from operations	14,673	15,201	16,912	25,679
Total other income, net	4,033	6,607	12,674	17,887
Income from continuing operations before income taxes	18,706	21,808	29,586	43,566
Income tax expense	9,184	8,429	25,821	27,297
Net earnings from continuing operations	9,522	13,379	3,765	16,269
Earnings from discontinued operations, net of tax	1,688	598	1,688	985
Net earnings	$11,210	$13,977	$5,453	$17,254

Basic earnings per share:
Continuing operations	$0.15	$0.20	$0.06	$0.25
Discontinued operations	$0.03	$0.01	$0.03	$0.01
Basic earnings per share	$0.17	$0.21	$0.08	$0.26

Diluted earnings per share:
Continuing operations	$0.14	$0.20	$0.06	$0.24
Discontinued operations	$0.03	$0.01	$0.03	$0.01
Diluted earnings per share	$0.17	$0.21	$0.08	$0.25

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
Net earnings	$11,210	$13,977	$5,453	$17,254
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,590)	941	(471)	4
Comprehensive income	$9,620	$14,918	$4,982	$17,258

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2024
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2024	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at September 30, 2024	157,822,130	$15,782	$1,994,541	$1,308,415	$5,083	(92,358,018)	$(2,391,764)	$932,057
Employee stock awards, benefit plans and other issuances	113,778	11	2,293	—	—	(51,485)	(1,565)	739
Non-cash stock-based compensation	9,580	1	25,452	—	—	—	—	25,453
Restricted stock units vested	584,999	59	(59)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(367,527)	(10,162)	(10,162)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(1,590)	—	—	(1,590)
Net earnings	—	—	—	11,210	—	—	—	11,210
Balances at December 31, 2024	158,530,487	$15,853	$2,022,227	$1,319,625	$3,493	(92,777,030)	$(2,403,491)	$957,707

For the nine months ended December 31, 2024
Balances at March 31, 2024	155,943,262	$15,594	$1,933,776	$1,314,172	$3,964	(89,668,961)	$(2,318,371)	$949,135
Employee stock awards, benefit plans and other issuances	403,122	40	8,591	—	—	(296,015)	(9,305)	(674)
Non-cash stock-based compensation	30,135	3	80,076	—	—	—	—	80,079
Restricted stock units vested	2,153,968	216	(216)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(2,812,054)	(75,815)	(75,815)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(471)	—	—	(471)
Net earnings	—	—	—	5,453	—	—	—	5,453
Balances at December 31, 2024	158,530,487	$15,853	$2,022,227	$1,319,625	$3,493	(92,777,030)	$(2,403,491)	$957,707

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended December 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$5,453	$17,254
Earnings from discontinued operations, net of tax	(1,688)	(985)
Non-cash operating activities:
Depreciation and amortization	13,404	7,685
Loss on disposal or impairment of assets	119	1,213
Lease-related impairment and restructuring charges	(36)	2,315
Provision for doubtful accounts	1,148	307
Impairment of goodwill	—	2,875
Deferred income taxes	49	40
Non-cash stock compensation expense	83,813	46,524
Changes in operating assets and liabilities:
Accounts receivable, net	(21,640)	(41,036)
Deferred commissions	3,645	(7,142)
Other assets	(2,598)	912
Accounts payable and other liabilities	(8,165)	8,754
Income taxes	3,953	29,560
Deferred revenue	13,928	9,737
Net cash provided by operating activities	91,385	78,013

Cash flows from investing activities:
Capital expenditures	(749)	(2,464)
Cash paid in acquisitions, net of cash received	(1,951)	—
Purchases of investments	(1,967)	(24,385)
Proceeds from sales of investments	26,989	25,750
Purchases of strategic investments	(1,400)	(1,000)
Net cash provided by (used in) investing activities	20,922	(2,099)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	8,631	7,221
Shares repurchased for tax withholdings upon vesting of stock-based awards	(9,305)	(5,116)
Acquisition of treasury stock	(75,751)	(45,325)
Net cash used in financing activities	(76,425)	(43,220)
Net cash provided by continuing operations	35,882	32,694

Cash flows from discontinued operations:
From operating activities	2,486	985
Net cash provided by discontinued operations	2,486	985
Effect of exchange rate changes on cash	(474)	819

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended December 31,
Net change in cash, cash equivalents and restricted cash	37,894	34,498
Cash, cash equivalents and restricted cash at beginning of period	339,471	464,448
Cash, cash equivalents and restricted cash at end of period	$377,365	$498,946

Supplemental cash flow information:
Cash paid (received) for income taxes, net from continuing operations	$21,990	$(2,440)
Cash received for income taxes, net from discontinued operations	(2,486)	(1,507)
Cash received for tenant improvement allowances	(1,758)	—
Cash paid for operating lease liabilities	7,372	7,699
Operating lease assets obtained in exchange for operating lease liabilities	2,327	11,677
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(555)	(4,486)
Purchases of property, plant and equipment remaining unpaid at period end	85	1,218
Excise tax payable on net stock repurchases	64	—

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

Accounting Pronouncements Adopted During the Current Year

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There were no material accounting pronouncements applicable to the Company

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.	The updated standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted.	The Company will adopt the guidance beginning with its Annual Report on Form 10-K for the fiscal year ending March 31, 2025, and the Company expects the guidance to result in additional disclosures in the notes to the consolidated financial statements for its single reportable segment that were previously not applicable. The Company will continue to evaluate the disclosure requirements through the end of fiscal year 2025.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income tax paid.	The updated standard is effective for us beginning in fiscal 2026. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses.	The updated standard is effective for us beginning in fiscal 2028. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.

2. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2024	2023	2024	2023
Basic earnings per share:
Net earnings from continuing operations	$9,522	$13,379	$3,765	$16,269
Earnings from discontinued operations, net of tax	1,688	598	1,688	985
Net earnings	$11,210	$13,977	$5,453	$17,254

Basic weighted-average shares outstanding	65,631	65,961	66,182	66,247

Continuing operations	$0.15	$0.20	$0.06	$0.25
Discontinued operations	0.03	0.01	0.03	0.01
Basic earnings per share:	$0.17	$0.21	$0.08	$0.26

Diluted earnings per share:
Basic weighted-average shares outstanding	65,631	65,961	66,182	66,247
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method	1,112	1,982	1,323	1,486
Diluted weighted-average shares outstanding	66,743	67,943	67,505	67,733

Continuing operations	$0.14	$0.20	$0.06	$0.24
Discontinued operations	0.03	0.01	0.03	0.01
Diluted earnings per share:	$0.17	$0.21	$0.08	$0.25

Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	826	1,046	2,166	1,065

Earnings per share totals may not sum due to rounding.

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

During the nine months ended December 31, 2024, the Company repurchased 2.8 million shares of its common stock for $75.7 million under the modified common stock repurchase program. Through December 31, 2024, the Company had repurchased a total of 40.5 million shares of its common stock for $1.0 billion under the program, leaving remaining capacity of $281.6 million. The repurchase amounts included in the condensed consolidated statements of stockholders' equity include immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 ("IRA").

Accumulated other comprehensive income balances of $3.5 million and $4.0 million at December 31, 2024 and March 31, 2024, respectively, reflect accumulated foreign currency translation adjustments.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the nine months ended December 31,
Primary Geographical Markets	2024	2023
United States	$526,469	$456,651
Europe	25,334	25,737
Asia-Pacific ("APAC")	3,898	4,528
Other	1,155	893
	$556,856	$487,809

Major Offerings/Services
Subscription	$423,667	$379,938
Marketplace and Other	133,189	107,871
	$556,856	$487,809

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $579.1 million as of December 31, 2024, of which $433.8 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2029.

4. LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	December 31, 2024	March 31, 2024
Right-of-use assets included in other assets, net	$21,255	$24,471
Short-term lease liabilities included in other accrued expenses	$9,391	$10,125
Long-term lease liabilities included in other liabilities	$28,757	$32,097

Supplemental balance sheet information:
Weighted average remaining lease term	4.7 years	5.3 years
Weighted average discount rate	5.4%	5.3%

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

The components of lease cost, net for the nine months ended December 31, 2024 and 2023, respectively, were as follows (dollars in thousands):

	For the nine months ended December 31,
	2024	2023
Operating lease costs	$6,065	$7,246
Operating sublease income	802	—
Total leases costs, net	$5,263	$7,246

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less and excluding ASC 840 leases related to restructuring plans) as of December 31, 2024. The amount for fiscal 2025 represents the remaining three months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
Fiscal 2025	$2,389	$(303)	2,086
Fiscal 2026	9,573	(1,662)	7,911
Fiscal 2027	9,026	(2,084)	6,942
Fiscal 2028	9,162	(2,147)	7,015
Fiscal 2029	8,872	(2,211)	6,661
Thereafter	4,301	(189)	4,112
Total undiscounted lease payments	43,323	(8,596)	34,727
Less: Interest and short-term leases	5,175	(1,346)	3,829
Total discounted operating lease liabilities	$38,148	$(7,250)	$30,898

Future minimum payments as of December 31, 2024 related to ASC 840 lease liabilities under restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2025: $675; and Fiscal 2026: $1,799.

5. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 51.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At December 31, 2024, there were a total of 6.6 million shares available for future grants under the plans.

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

Stock-based Compensation Expense

The Company's stock-based compensation activity for the nine months ended December 31, 2024 and 2023, by award type, was (dollars in thousands):

	For the nine months ended
	December 31,
	2024	2023
Stock options	$2,504	$405
Restricted stock units, time-vesting	64,056	36,706
Restricted stock units, performance based	10,709	4,876
Habu restricted stock awards	650	—
Acuity performance plan	—	165
DataFleets acquisition consideration holdback	—	2,267
Habu acquisition consideration holdback	3,659	—
Employee stock purchase plan	1,297	1,167
Directors stock-based compensation	938	938
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	83,813	46,524
Less expense related to liability-based equity awards	(3,734)	(2,431)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$80,079	$44,093

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the nine months ended
	December 31,
	2024	2023
Cost of revenue	$4,550	$2,075
Research and development	31,210	17,330
Sales and marketing	21,754	12,611
General and administrative	26,299	14,508
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$83,813	$46,524

The following table provides the expected future expense for all of the Company's outstanding equity awards at December 31, 2024, by award type. The amount for fiscal 2025 represents the remaining three months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	Total
Stock options	$732	$2,305	$1,140	$95	$4,272
Restricted stock units	23,641	57,467	33,138	3,542	117,788
Habu restricted stock awards	203	271	6	—	480
Habu acquisition consideration holdback	1,220	4,879	4,067	—	10,166
Employee stock purchase plan	490	326	—	—	816
Expected future expense	$26,286	$65,248	$38,351	$3,637	$133,522

Stock Options Activity

Stock option activity for the nine months ended December 31, 2024 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2024	622,122	$14.39
Exercised	(219,819)	$17.02		$3,208
Forfeited or canceled	(15,814)	$9.63
Outstanding at December 31, 2024	386,489	$13.09	4.1	$6,680
Exercisable at December 31, 2024	244,956	$15.34	1.9	$2,997

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on December 31, 2024.  This amount changes based upon changes in the fair market value of the Company's common stock.

A summary of stock options outstanding and exercisable as of December 31, 2024 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$—	—	$9.99	197,234	7.6 years	$8.68	55,701	$7.38
$10.00	—	$19.99	180,056	0.4 years	$17.49	180,056	$17.49
$20.00	—	$24.99	9,199	1.5 years	$21.32	9,199	$21.32
			386,489	4.1 years	$13.09	244,956	$15.34

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

Habu restricted stock share activity for the nine months ended December 31, 2024 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2024	36,118	$39.48	1.3
Vested	(23,029)	$39.48
Unvested restricted stock awards at December 31, 2024	13,089	$39.48	0.7

The total fair value of restricted stock awards vested during the nine months ended December 31, 2024 was $0.7 million and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the nine months ended December 31, 2024, the Company granted time-vesting RSUs covering 1,922,173 shares of common stock and having a fair value at the date of grant of $61.3 million. The RSUs granted in the current year will vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the nine months ended December 31, 2024 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2024	4,401,513	$31.10	1.64
Granted	1,922,173	$31.89
Vested	(2,124,029)	$29.78
Forfeited or canceled	(417,133)	$32.56
Outstanding at December 31, 2024	3,782,524	$32.09	1.78

The total fair value of RSUs vested during the nine months ended December 31, 2024 was $64.1 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2025 plan:
During the nine months ended December 31, 2024, the Company granted PSUs covering 429,857 shares of common stock having a fair value at the date of grant of $15.5 million. The grants were made under two separate performance plans.

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

Units under the Company's fiscal 2023 operating metrics performance plan, net of forfeitures, covering 237,837 shares of common stock will reach maturity of their relevant performance period at March 31, 2025. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2023, 2024, and 2025. The final measurement of attainment will occur as of March 31, 2025. The Company expects an approximate 80% final attainment resulting in approximately 190,270 of earned shares to be released under this plan during the first quarter of fiscal 2026 upon compensation committee approval. The remaining 47,567 units are expected to be cancelled at that time.

PSU activity for the nine months ended December 31, 2024 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2024	1,095,748	$31.15	1.61
Granted	429,857	$36.14
Vested	(29,939)	$55.65
Forfeited or canceled	(59,545)	$51.21
Outstanding at December 31, 2024	1,436,121	$31.30	1.37

The total fair value of PSUs vested in the nine months ended December 31, 2024 was $1.0 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Consideration Holdback

Through December 31, 2024, the Company has recognized a total of $4.5 million as stock-based compensation expense related to the Habu consideration holdback. At December 31, 2024, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $4.5 million. The first annual settlement of $4.9 million is expected to occur in the fourth quarter of fiscal 2025.

Qualified Employee Stock Purchase Plan ("ESPP")

During the nine months ended December 31, 2024, 187,764 shares of common stock were purchased under the ESPP at a weighted-average price of $26.25 per share, resulting in cash proceeds of $4.9 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $1.3 million for the nine months ended December 31, 2024. At December 31, 2024, there was approximately $0.8 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2024	March 31, 2024
Prepaid expenses and other	$24,929	$17,398
Assets of non-qualified retirement plan	16,818	14,284
Other current assets	$41,747	$31,682

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2024	March 31, 2024
Long-term prepaid revenue share	$2,692	$4,714
Right-of-use assets (see Note 4)	21,255	24,471
Deferred tax asset	1,587	1,636
Deposits	2,980	3,125
Strategic investments	4,100	2,700
Other miscellaneous noncurrent assets	775	102
Other assets, net	$33,389	$36,748

7. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	December 31, 2024	March 31, 2024
Leasehold improvements	$14,511	$14,147
Data processing equipment	5,608	5,915
Office furniture and other equipment	3,980	5,332
	24,099	25,394
Less accumulated depreciation and amortization	(17,440)	(17,213)
Property and equipment, net of accumulated depreciation and amortization	$6,659	$8,181

Depreciation expense on property and equipment was $2.1 million and $2.0 million for the nine months ended December 31, 2024 and 2023, respectively.

8. GOODWILL:

Changes in goodwill for the nine months ended December 31, 2024 was as follows (dollars in thousands):

Total
Balance at March 31, 2024	$501,756
Purchase price accounting adjustment related to acquisition of Habu	(14)
Change in foreign currency translation adjustment	(183)
Balance at December 31, 2024	$501,559

Goodwill by geography as of December 31, 2024 was:

Total
U.S.	$501,559

9. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  The following table shows the amortization activity of intangible assets (dollars in thousands):

	December 31, 2024	March 31, 2024
Developed technology, gross	$101,987	$102,076
Accumulated amortization	(80,810)	(70,743)
Net developed technology	$21,177	$31,333

Customer relationship/trade name, gross	$37,871	$37,882
Accumulated amortization	(35,746)	(34,632)
Net customer relationship/trade name	$2,125	$3,250

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(16,000)
Net publisher/data supply relationships	$—	$—

Total intangible assets, gross	$155,858	$155,958
Total accumulated amortization	(132,556)	(121,375)
Total intangible assets, net	$23,302	$34,583

Total amortization expense related to intangible assets was $11.3 million and $5.7 million for the nine months ended December 31, 2024 and 2023, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2025 represents the remaining three months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2025	$3,135
2026	11,000
2027	9,167
$23,302

10. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2024	March 31, 2024
Liabilities of non-qualified retirement plan	$16,818	$14,284
Short-term lease liabilities (see Note 4)	9,391	10,125
Habu consideration holdback (see Note 5)	4,472	—
Other miscellaneous accrued expenses	15,175	18,448
Other accrued expenses	$45,856	$42,857

11. OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	December 31, 2024	March 31, 2024
Uncertain tax positions	$28,334	$25,289
Long-term lease liabilities (see Note 4)	28,757	32,097
Lease restructuring accruals and related sublease deposits	3,565	3,957
Deferred tax liabilities	273	224
Other	2,953	4,165
Other liabilities	$63,882	$65,732

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the nine months ended December 31, 2024	$9,199	$1,148	$(15)	$(1,614)	$8,718

13. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, right of use ("ROU") asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the nine months ended December 31, 2024. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statements of operations. The reserve balances are included in accrued payroll and related expenses, other accrued expenses, and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2024	$1,680	$2,925	$4,605
Restructuring charges and adjustments	605	43	648
Payments	(2,226)	(813)	(3,039)
Balances at December 31, 2024	$59	$2,155	$2,214

Employee-related Restructuring Plans

During the nine months ended December 31, 2024, the Company recorded a total of $0.6 million in employee-related restructuring charges and adjustments. The expense included $0.5 million of severance and other employee-related charges in the United States and $0.1 million in adjustments to the fiscal 2021 employee-related restructuring plans for employees in the United States. As of December 31, 2024, all fiscal 2025 employee-related restructuring charges were paid in full.

In fiscal 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. Of the fiscal 2024 employee-related restructuring plans, $0.1 million remained accrued as of December 31, 2024 and is expected to be paid out during fiscal 2025.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in impairment charges totaling $26.5 million during fiscal 2023 and 2024, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.8 million in lease-related restructuring charges and adjustments during fiscal 2023, 2024, and 2025 that covered other obligations related to the leased office spaces in San Francisco and Phoenix. Of the combined fiscal 2023, 2024, and 2025 lease-related restructuring charges of $2.8 million, $1.5 million remained accrued as of December 31, 2024 and will be satisfied over the remainder of the San Francisco lease terms, which continues through April 2029.

In fiscal 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through December 31, 2024, the Company has recorded a total of $7.3 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $0.7 million remained accrued at December 31, 2024.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Employee-related restructuring plan charges	$28	$1,283	$605	$2,754
Lease-related restructuring plan charges and adjustments	43	—	43	398
ROU asset group impairments and adjustments	78	—	42	1,946
Goodwill impairment	—	—	—	2,875
Acquisition related costs	—	—	62	—
Other	—	1,219	—	1,219
	$149	$2,502	$752	$9,192

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

Commitments

The following table presents the Company’s purchase commitments at December 31, 2024.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $28.3 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2025 represents the remaining three months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	Total
Purchase commitments	$8,183	$25,165	$7,426	$3,375	$44,149

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15. INCOME TAX:

In determining the quarterly provision for income taxes, the Company has historically applied its estimated annual effective tax rate ("AETR") to its year-to-date ordinary income or loss. However, due to the fact that small changes in the Company's annual estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method was not considered to provide a reliable estimate as it is disproportionately sensitive to minor fluctuations in forecasted income. As such, the Company has computed its income tax expense for the three and nine months ended December 31, 2024 using a discrete approach based on actual year-to-date results. The income tax expense was primarily driven by nondeductible stock-based compensation, capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of deductible temporary differences as well as net operating loss and tax credit carryforwards. As of December 31, 2024, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at December 31, 2024 and March 31, 2024 that are measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$26,072	$—	$—	$26,072
Level 1:
Money market funds	350,700	—	—	350,700
Assets of non-qualified retirement plan	—	—	16,818	16,818
Certificates of deposit	—	7,500	—	7,500
Total	$376,772	$7,500	$16,818	$401,090

	March 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$33,224	$—	$—	$33,224
Level 1:
Money market funds	303,643	—	—	303,643
Assets of non-qualified retirement plan	—	—	14,284	14,284
U.S. Treasury securities	—	24,545	—	24,545
Certificates of deposit	—	7,500	—	7,500
Total	$336,867	$32,045	$14,284	$383,196

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $4.1 million and $2.7 million of strategic investments without readily determinable fair values at December 31, 2024 and March 31, 2024, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. There were no impairment charges during the nine months ended December 31, 2024 or 2023.

Certain of the Company’s non-financial assets were measured at fair value on a nonrecurring basis during the nine months ended December 31, 2023. Property and equipment and right-of-use assets were reduced to fair value when they were impaired as a result of the Company’s lease-related restructuring plans. For additional information, see Note 13.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 865 direct customers world-wide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Summary Results and Notable Events

A financial summary of the quarter ended December 31, 2024 compared to the same period in fiscal 2024 is presented below:
•Revenues were $195.4 million, a 12.4% increase from $173.9 million.
•Cost of revenue was $55.0 million, a 22.4% increase from $44.9 million.
•Gross margin decreased to 71.9% from 74.2%.
•Total operating expenses were $125.7 million, a 10.6% increase from $113.7 million.
•Cost of revenue and operating expenses for fiscal 2025 and 2024 included the following items:
◦Non-cash stock compensation of $26.8 million and $17.5 million, respectively (cost of revenue of $1.5 million and $0.8 million, respectively, and operating expenses of $25.3 million and $16.7 million, respectively)
◦Purchased intangible asset amortization of $3.7 million and $1.2 million, respectively (cost of revenue)
◦Restructuring and other charges of $0.1 million and $2.5 million, respectively (operating expenses)
•Total other income, net was $4.0 million, a decrease of $2.6 million from $6.6 million.
•Net earnings were $11.2 million, or $0.17 per diluted share, compared to net earnings of $14.0 million, or $0.21 per diluted share.
•Net cash provided by operating activities was $45.1 million compared to $16.6 million.
•The Company repurchased 0.4 million shares of its common stock for $10.0 million compared to 0.3 million shares for $10.0 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the quarter ended December 31, 2024 compared to the same period in fiscal 2024, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this Quarterly Report on Form 10-Q.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

			% Change
	December 31, 2024	December 31, 2023	December 31, 2024 from December 31, 2023	December 31, 2023 from December 31, 2022

Subscription net retention	108%	101%	7%	—%
Annualized recurring revenue	$491	$447	10%	6%
Remaining performance obligation	$579	$546	6%	35%
Current remaining performance obligation	$434	$382	13%	18%

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

SNR at December 31, 2024 compared to December 31, 2023 increased 7%. The acquisition of Habu contributed approximately one percentage point to the current period growth. Lower contraction levels and increasing usage revenue were the primary contributors to the additional improvement.

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

Our ARR growth of 10% was attributable to both new customer revenue and net growth (upsell revenue less downsell and churn) in existing customer revenue. The increasing growth rate compared to the 6% growth in the previous year is due to improvement in net growth in existing customer revenue, primarily from lower downsell and churn. The acquisition of Habu contributed approximately three percentage points to the current period growth.

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

While the Company believes RPO and CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO and CRPO to manage the business and evaluate performance. RPO increased due to several large, multi-year renewals; however, the increase was partially offset by continued run-off of other large multi-year arrangements with future renewal dates. CRPO increased due to new customer additions, as well as the multi-year renewals. The relative decline in RPO and CRPO growth (in terms of % change) is primarily due to timing of multi-year renewals and revenue run-off from large multi-year arrangements subject to future renewal.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2024	2023	Change	2024	2023	Change
Revenues	$195,412	$173,869	12	$556,856	$487,809	14
Cost of revenue	54,998	44,934	22	157,981	131,767	20
Gross profit	140,414	128,935	9	398,875	356,042	12
Total operating expenses	125,741	113,734	11	381,963	330,363	16
Income from operations	14,673	15,201	(3)	16,912	25,679	(34)
Total other income, net	4,033	6,607	(39)	12,674	17,887	(29)
Income tax expense	9,184	8,429	9	25,821	27,297	(5)
Net earnings from continuing operations	$9,522	$13,379	(29)	$3,765	$16,269	(77)
Diluted earnings per share from continuing operations	$0.14	$0.20	(28)	$0.06	$0.24	(77)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2024	2023	Change	2024	2023	Change
Revenues:
Subscription	$145,585	$132,351	10	$423,667	$379,938	12
Marketplace and Other	49,827	41,518	20	133,189	107,871	23
Total revenues	$195,412	$173,869	12	$556,856	$487,809	14

Total revenues for the quarter ended December 31, 2024 were $195.4 million, a $21.5 million, or 12.4%, increase from the same quarter a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $13.2 million, or 10.0%, primarily due to new logo deals and higher variable revenue. Subscription revenue also included approximately $3.7 million of revenue associated with the fiscal 2024 acquisition of Habu. The Marketplace and Other revenue growth was $8.3 million, or 20.0%, primarily due to Data Marketplace and Services growth. On a geographic basis, U.S. revenue increased $21.9 million, or 13.4%. International revenue decreased $0.4 million, or 3.3%.

Total revenues for the nine months ended December 31, 2024 were $556.9 million, a $69.0 million, or 14.2%, increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $43.7 million, or 11.5%, primarily due to upsell to existing customers, new logo deals and higher variable revenue. Subscription revenue also included approximately $10.4 million of revenue associated with the fiscal 2024 acquisition of Habu. The Marketplace and Other revenue growth was $25.3 million, or 23.5%, primarily due to Data Marketplace and Services growth. On a geographic basis, U.S. revenue increased $69.8 million, or 15.3%. International revenue decreased $0.8 million, or 2.5%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2024	2023	Change	2024	2023	Change
Cost of revenue	$54,998	$44,934	22	$157,981	$131,767	20
Gross profit	$140,414	$128,935	9	$398,875	$356,042	12
Gross margin (%)	71.9%	74.2%	(3)	71.6%	73.0%	(2)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security and product operations functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $55.0 million for the quarter ended December 31, 2024, a $10.1 million, or 22.4%, increase from the same quarter a year ago. Gross profit increased to $140.4 million (71.9% gross margin) from $128.9 million (74.2% gross margin) in the prior year quarter due to the revenue increase of $21.5 million offset partially by an increase in cloud infrastructure costs (increased $6.9 million), services costs (increased $1.6 million) due to higher services revenue, intangible asset amortization (increased $2.5 million) and stock-based compensation expense (increased $0.7 million). U.S. gross margins decreased to 72.8% from 76.4% while International gross margins increased to 57.3% from 46.4%.

Cost of revenue was $158.0 million for the nine months ended December 31, 2024, a $26.2 million, or 19.9%, increase from the same period a year ago. Gross profit increased to $398.9 million (71.6% gross margin) from $356.0 million (73.0% gross margin) in the prior period due to the revenue increase of $69.0 million offset partially by an increase in cloud infrastructure costs (increased $12.4 million), services costs (increased $10.4 million) due to higher services revenue, intangible asset amortization (increased $5.6 million) and stock-based compensation expense (increased $2.5 million). U.S. gross margins decreased to 72.5% from 75.0%, and International gross margins increased to 56.1% from 43.1%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$42,735	$37,788	13	$130,742	$106,040	23
Sales and marketing	50,863	46,203	10	156,145	135,217	15
General and administrative	31,994	27,241	17	94,324	79,914	18
Gains, losses and other items, net	149	2,502	(94)	752	9,192	(92)
Total operating expenses	$125,741	$113,734	11	$381,963	$330,363	16

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $42.7 million for the quarter ended December 31, 2024, an increase of $4.9 million, or 13.1%, compared to the same quarter a year ago, and are 21.9% of total revenues compared to 21.7% in the same quarter a year ago. The increase is primarily due to stock-based compensation expense (increased $3.1 million), cloud R&D hosting expenses (increased $1.1 million), and headcount-related expenses (increased $0.9 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

R&D expenses were $130.7 million for the nine months ended December 31, 2024, an increase of $24.7 million, or 23.3%, compared to the same period a year ago, and are 23.5% of total revenues compared to 21.7% in the prior year period. The increase is primarily due to stock-based compensation expense (increased $13.9 million), headcount-related expenses (increased $8.9 million) and cloud R&D hosting expenses (increased $1.3 million). Stock-based compensation expense in the prior year period was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $50.9 million for the quarter ended December 31, 2024, an increase of $4.7 million, or 10.1%, compared to the same quarter a year ago, and are 26.0% of total revenues compared to 26.6% in the prior year period. The increase is primarily due to stock-based compensation expense (increased $3.2 million) and marketing expenses (increased $1.5 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

S&M expenses were $156.1 million for the nine months ended December 31, 2024, an increase of $20.9 million, or 15.5%, compared to the same period a year ago, and are 28.0% of total revenues compared to 27.7% in the prior year period. The increase is primarily due to stock-based compensation expense (increased $9.1 million), headcount-related expenses (increased $6.7 million), marketing expenses (increased $3.0 million), and professional services expenses (increased $1.6 million). Stock-based compensation expense in the prior year period was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $32.0 million for the quarter ended December 31, 2024, an increase of $4.8 million, or 17.4%, compared to the same quarter a year ago, and are 16.4% of total revenues compared to 15.7% in the same quarter a year ago. The increase is primarily due to stock-based compensation expense (increased $2.3 million) and professional services expenses (increased $3.2 million). Stock-based compensation expense in the prior year quarter was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

G&A expenses were $94.3 million for the nine months ended December 31, 2024, an increase of $14.4 million, or 18.0%, compared to the same period a year ago, and are 16.9% of total revenues compared to 16.4% in the prior year period. The increase is primarily due to stock-based compensation expense (increased $11.8 million) and professional services expenses (increased $5.1 million), offset partially by a decrease in transformation costs (decreased $1.9 million). Stock-based compensation expense in the prior year period was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $0.1 million for the quarter ended December 31, 2024, a decrease of $2.4 million compared to the same quarter a year ago. The prior year quarter costs primarily related to $1.3 million related to termination benefits for employees whose positions were eliminated, and $1.2 million of third-party merger costs associated with the Habu acquisition.

Gains, losses and other items, net was $0.8 million for the nine months ended December 31, 2024, a decrease of $8.4 million compared to the same period a year ago. The prior year costs primarily related to $2.8 million related to the impairment of APAC goodwill, $2.3 million in lease impairments and restructuring, $2.8 million related to termination benefits for employees whose positions were eliminated, and $1.2 million of third-party merger costs associated with the Habu acquisition.

Income from Operations and Operating Margin

Income from operations was $14.7 million for the quarter ended December 31, 2024 compared to income from operations of $15.2 million in the same quarter a year ago. Operating margin for the quarter ended December 31, 2024 was 7.5% compared to 8.7% in the same quarter a year ago. Margins in the prior year quarter were positively impacted by the acceleration of stock-based compensation previously discussed.

Income from operations was $16.9 million for the nine months ended December 31, 2024 compared to income from operations of $25.7 million in the same period a year ago. Operating margin was 3.0% compared to 5.3% in the prior year period. Margins in the prior year period were positively impacted by the acceleration of stock-based compensation previously discussed.

Total Other Income and Income Taxes

Total other income, net was $4.0 million for the quarter ended December 31, 2024 compared to total other income, net of $6.6 million in the same quarter a year ago. Total other income, net was $12.7 million for the nine months ended December 31, 2024 compared to $17.9 million in the same period a year ago. The quarter and year-to-date decreases are primarily attributable to lower invested cash and short-term investments (the prior year invested cash balance reflected cash prior to the acquisition of Habu) and slightly lower interest rates in the current fiscal year.

Income tax expense was $9.2 million on income from continuing operations before income taxes of $18.7 million for the quarter ended December 31, 2024, resulting in a 49.1% effective tax rate. This compares to a prior year quarter income tax expense of $8.4 million on income from continuing operations before income taxes of $21.8 million, or a 38.7% effective tax rate. Income tax expense was $25.8 million on income from continuing operations before income taxes of $29.6 million for the nine months ended December 31, 2024, resulting in an 87.3% effective tax rate. This compares to a prior year period income tax expense of $27.3 million on income from continuing operations before income taxes of $43.6 million, or a 62.7% effective tax rate. Tax expense for all periods reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, without a corresponding deferred tax benefit, the valuation allowance, and nondeductible stock-based compensation.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $1.7 million for the three months ended December 31, 2024 compared to $0.6 million in the same quarter a year ago. Earnings from discontinued operations, net of tax, was $1.7 million for the nine months ended December 31, 2024 compared to $1.0 million in the same period a year ago. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2025, 2024 and 2023, the Company recovered certain previously paid state income taxes arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At December 31, 2024, approximately $19.8 million of the total cash balance of $376.8 million, or approximately 5.3%, was located outside of the United States. The Company has no current plans to repatriate this cash to the United States.

Trade accounts receivable, net balances were $210.6 million at December 31, 2024, an increase of $20.3 million, compared to $190.3 million at March 31, 2024. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 99 days at December 31, 2024, compared to 101 days at March 31, 2024. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2024, DSO at December 31, 2024 was positively impacted by approximately two days as the increased impact of Data Marketplace gross accounts receivable was offset by collections of Data Marketplace receivables. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at December 31, 2024 totaled $412.2 million, a $26.7 million increase when compared to $385.5 million at March 31, 2024.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. However, in light of the risk of recession, the military conflicts in Europe and the Middle East, cost increases, high interest rates, capital markets volatility and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the nine months ended
	December 31,
	2024	2023

Net cash provided by operating activities	$91,385	$78,013
Net cash provided by (used in) investing activities	$20,922	$(2,099)
Net cash used in financing activities	$(76,425)	$(43,220)
Net cash provided by discontinued operations	$2,486	$985

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

In the nine months ended December 31, 2024, net cash provided by operating activities of $91.4 million resulted primarily from operating results adjusted for non-cash items of $102.3 million offset by changes in operating assets and liabilities of $10.9 million. Net cash used by changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $21.6 million primarily due to revenue growth and the timing of cash receipts from customers, offset partially by an increase in deferred revenue of $13.9 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers. The change in deferred revenue is primarily due to growth in quarterly and annual upfront billings to customers.

In the nine months ended December 31, 2023, net cash provided by operating activities of $78.0 million resulted primarily from operating results adjusted for non-cash items of $77.2 million and changes in operating assets and liabilities of $0.8 million. Net cash provided by changes in operating assets and liabilities was primarily related to a net reduction in refundable income taxes of $29.6 million, an increase in deferred revenue of $9.7 million, and an increase in other assets of $8.8 million, offset partially by an increase in accounts receivable of $41.0 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

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

In the nine months ended December 31, 2024, net cash provided by investing activities consisted of the proceeds from the sale of short-term investments of $27.0 million, partially offset by purchases of short-term investments of $2.0 million, net cash paid in acquisitions of $2.0 million, purchases of strategic investments of $1.4 million, and capital expenditures of $0.7 million.

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

In the nine months ended December 31, 2024, net cash used in financing activities was $76.4 million, consisting of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $75.7 million (2.8 million shares) and $9.3 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by proceeds of $8.6 million from the sale of common stock from our equity compensation plans.

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

During the nine months ended December 31, 2024, the Company repurchased 2.8 million shares of its common stock for $75.7 million under the modified common stock repurchase program.  Through December 31, 2024, the Company had repurchased a total of 40.5 million shares of its common stock for $1.0 billion under the program, leaving remaining capacity of $281.6 million. The repurchase amounts included in the condensed consolidated statements of stockholders' equity include immaterial amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the IRA.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at December 31, 2024 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $28.3 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2025 represents the remaining three months ending March 31, 2025. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$2,389	$9,573	$9,026	$9,162	$8,872	$4,301	$43,323

Future minimum payments as of December 31, 2024 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2025: $675; and Fiscal 2026: $1,799.

	For the years ending March 31,
	2025	2026	2027	2028	Total
Purchase commitments	$8,183	$25,165	$7,426	$3,375	$44,149

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2024, as compared with those discussed in the 2024 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2024, Google announced that instead of deprecating third-party cookies, it would introduce new user choice controls in Chrome. The timing and details of such controls have not yet been released. While Google has determined not to deprecate cookies at this time, it is possible that Google's ongoing efforts in this area may have a substantial impact on the ability to collect and use data from Internet users.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 - October 31, 2024	206,766	$24.41	206,766	$286,624,482
November 1, 2024 - November 30, 2024	75,761	$30.59	75,761	$284,307,052
December 1, 2024 - December 31, 2024	85,000	$31.47	85,000	$281,632,093
Total	367,527	$27.32	367,527

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on August 14, 2024.  Under the modified common stock repurchase program, the Company may purchase up to $1.3 billion of its common stock through the period ending December 31, 2026. Through December 31, 2024, the Company had repurchased a total of 40.5 million shares of its common stock for $1.0 billion, leaving remaining capacity of $281.6 million under the stock repurchase program.

(1) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the IRA.

(2) Amounts presented exclude the 1% excise tax as a result of the IRA.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2024, (v) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2023, (vi) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2024 and 2023, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: February 5, 2025	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)