Form 10-K
period 2025-03-31
LiveRamp Holdings, Inc.
filed 2025-05-21
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange was approximately $1,095,854,093. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of common stock, $0.10 par value per share, outstanding as of May 16, 2025 was 64,991,785.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) of LiveRamp Holdings, Inc. (“LiveRamp,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

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

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including, without limitation, the items set forth beginning in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains and may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”), and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding the Company’s financial position, results of operations, market position, product development, growth opportunities, economic conditions, and other similar forecasts and statements of expectation. Forward-looking statements are often identified by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” or the negative of these terms or other similar variations thereof. These forward-looking statements are not guarantees of future performance and are subject to a number of factors and uncertainties that could cause the Company’s actual results and experiences to differ materially from the anticipated results and expectations expressed in the forward-looking statements.

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

•our estimates, assumptions, projections and/or expectations regarding the Company's annualized future cost savings and expenses associated with our global workforce strategy and recent workforce restructuring;
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
•the possibility that we will fail to fully realize the potential benefits of acquired businesses or the integration of such acquired businesses may not be as successful as planned;
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
•general and global negative conditions, risk related to tariffs and other trade restrictions, risk of recession, high interest rates, the military conflicts in Europe and the Middle East, capital markets volatility, bank failures, government shutdowns, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

Item 1.  Business

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a leading data collaboration technology company, empowering marketers and media owners to deliver and measure marketing performance everywhere it matters. LiveRamp’s data collaboration network seamlessly unites data across advertisers, platforms, publishers, data providers, and commerce media networks — unlocking deep insights, delivering transformational consumer experiences, and driving measurable growth. Built on a foundation of strict neutrality, interoperability, and global scale, LiveRamp enables organizations to maximize the value of their data while accelerating innovation. Trusted by many of the world’s leading brands, retailers, financial services providers, and healthcare innovators, LiveRamp is helping shape the future of responsible data collaboration in an AI-driven, outcomes-focused world where advertisers reach intended audiences and consumers receive more relevant advertising messages.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global customer base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct customer list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, information systems, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment and non-profit. Through our expansive partner ecosystem we serve thousands of additional companies, unlocking access to unique customer moments and creating powerful network effects.

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

Data is at the center of exceptional customer experiences but is still vastly underutilized. Organizations must capture, analyze, understand – and, most importantly use – customer data to power the customer experience. By understanding which devices, email addresses, and postal addresses relate to the same individual, enterprise marketers can leverage that insight to deliver seamless experiences as consumers engage with a company across all touchpoints. At the same time, by reaching consumers at the individual level, organizations can reduce marketing waste and more easily attribute their marketing spend to actual sales transactions. Enterprise marketers recognize the huge opportunity big data brings, yet many admit they are not using their data effectively to drive their customer experience.

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

Growing Data Collaboration to Enable Commerce Media

The advertising market is being transformed by commerce media, a new form of advertising that closes the loop between media impressions and sales transactions. Commerce media provides brand advertisers with enhanced audience insights that drive more effective and efficient advertising and provides consumers with a more relevant experience. The foundation for commerce media is data collaboration where companies share first-party consumer data with trusted business partners in a manner that is safe, secure and adheres to privacy regulations. Retail media was the first to scale, spurred by e-commerce, but other sectors are embracing the commerce media opportunity, including travel and hospitality, telecommunications, finance, automotive and healthcare. Other examples of data collaboration use cases include enterprise companies connecting consumer data across functional groups or properties, cross-screen media measurement and analysis, and closed loop attribution from connecting marketing exposures to actual sales.

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

Additionally, innovation has fueled the growth of a highly fragmented technology landscape, forcing companies to contend with thousands of marketing technologies and data silos. To make every customer experience relevant across channels and devices, organizations need a trusted platform that can break down those silos, make data portable, and accurately recognize individuals throughout the customer journey. Marketing is becoming more audience-centric, automated, and optimized. However, several important factors still prevent data from being used effectively to optimize the customer experience:

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

•Walled Gardens. Walled gardens, or marketing platforms that strictly control the use of data outside of their walls, are becoming more pervasive and can result in diminished control and transparency for brand advertisers. For consumers, it can result in a disjointed user experience. Organizations need a solution that enables an open ecosystem and ensures complete control over customer data, along with the flexibility to choose a diversified approach to meeting marketing goals.

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

Increasing Fragmentation of Consumer Identity

Today, customer journeys span multiple channels and devices over time, resulting in data silos and fragmented identities. As consumers engage with brands across various touchpoints – over the web, mobile devices and applications, by email and television, and in physical stores – they may not be represented as single unique individuals with complex behaviors, appearing instead as disparate data points with dozens of different identifiers. Becky Smith who lives at 123 Main Street may appear as beckys@acme.com when she uses Facebook, becky@yahoo.com when she signs into Yahoo Finance, becky.smith@gmail.com when she conducts a Google search, cookie ABC when she browses cnn.com, device ID 234 on Hulu and so on. As a result, enterprise marketers struggle to understand, at scale, the cross-channel, cross-device habits of consumers and the different steps they take on their path to conversion. More specifically, data silos and fragmented identities prevent companies from being able to resolve all relevant data to a specific individual; this poses a challenge to the formation of accurate, actionable insights about a brand’s consumers or campaigns.

Marketing Waste from Inaccurate Consumer Identification

Every day, brands spend billions of dollars on advertising and marketing, yet many of the messages they deliver are irrelevant, repetitive, mistimed, or simply reach the wrong audience. In addition, as the marketing landscape continues to grow and splinter across a growing array of online and offline channels, it is increasingly difficult to attribute marketing spend to a measurable outcome, such as an in-store visit or purchase. Wasted marketing spend is largely driven by the fragmented ecosystem of brands, data providers, marketing applications, media providers, and agencies that are involved in the marketing process, but operate without cohesion. Without a common understanding of consumer identity to unify otherwise siloed data, brands are unable to define accurate audience segments and derive insights that would enable better decision making.

Heightened Privacy and Security Concerns

Consumer privacy and security require ongoing diligence, especially with regulations such as the European General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"). The world, and the United States in particular, is experiencing rapid growth in data privacy laws, with at least twenty-two U.S. states having applicable comprehensive or sector-specific legislation in effect by January 1, 2026. Consumers' understanding of the benefits of marketing technology often lags the pace of innovation, giving rise to new demands from regulators and consumer advocacy groups across the world. These factors challenge the liability every company faces when processing consumer data.

Our Approach

Leveraging our groundbreaking leadership in foundational identity and connectivity, we help our marketing and media owner customers deliver and measure marketing performance by unlocking siloed and fragmented consumer data and enabling responsible data collaboration.

We are middleware for the customer experience economy. LiveRamp provides the trusted, collaboration platform that sits in between customer data and the thousands of applications powered by data. We make data consistent, consumable and portable. We ensure the seamless connection of data to and from the customer experience applications our customers use and the partners with which they collaborate. We empower businesses to make data more accessible and create richer, more meaningful experiences for their customers.

/LiveRamp Data Collaboration Platform

As depicted in the graphic below, we power a leading enterprise platform for data collaboration. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. At the core of our platform is an omnichannel, deterministic identity resolution technology that offers unparalleled accuracy, breadth, and depth. Leveraging deep expertise in data collaboration, the /LiveRamp Data Collaboration Platform enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. First-party data is data collected firsthand through a company's controlled channels. Second-party data is data that a company shares directly with a trusted business partner. Third-party data is data collected and sold by a company through an online data marketplace to companies with which it does not have a direct relationship. This single customer view can then be connected across any of the 500 partners in our ecosystem in order to support a variety of people-based marketing solutions.

The /LiveRamp Data Collaboration Platform provides customers with four core capabilities:

•Live/Identity. We provide enterprise identity infrastructure that resolves disparate consumer identities across different internal and external systems to create an accurate, connected view of the customer. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for directly identifiable information (or "DII") gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph, powered by our Authenticated Traffic Solution (or "ATS"), associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampIDTM, a durable and privacy-centric connector to the digital ecosystem. This provides marketers with a consistent view of the consumer that is necessary for audience segmentation, targeting, and measurement.

•Live/Access. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The /LiveRamp Data Collaboration Platform allows for the search, discovery and distribution of data provided by third-party data providers to improve targeting, measurement, and customer intelligence. Data accessed through the LiveRamp Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and then can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 225 data providers across all verticals and data types (see below for discussion on Marketplace and Other).

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

•Live/Insights. Data Collaboration using clean room technology enables advanced measurement and analytics that helps produce insight-driven innovation. We enable data collaboration between organizations and their trusted partners in a neutral, manageable environment. Our platform provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers by leveraging partner data. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files, typically advertising exposure and customer sales transactions, securely by replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer to measure reach and frequency, sales lift, closed loop offline-to-online conversion and cross-channel attribution.

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 840 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 500 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer, activating that understanding across their choice of digital marketing platforms and measuring the results to help optimize future marketing campaigns.

•Advertising and Marketing Technology Providers. We provide advertising and marketing technology providers with the identity foundation required to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

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

•Premier Data Collaboration Network. We offer an expansive, data-rich network of top-quality partners that spans the digital marketing ecosystem for incomparable scale and reach. We activate data across an ecosystem of more than 500 partners, representing one of the largest networks of connections in the digital marketing space. We use 100% deterministic matching, resulting in a strong combination of reach and accuracy. Additionally, through our Data Marketplace, we provide simplified access to more than 500,000 consumer data segments from the world's top data providers.

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
•Uniquely Neutral in the Marketing Ecosystem. We are one of the only open and neutral data collaboration platforms operating at large scale. We provide the data connectivity required to build best-of-breed integrated marketing stacks, allowing our customers to innovate through their preferred choice of data, technology, and services providers. We strive to make every customer experience application more valuable. We enable the open marketing stack and power the open ecosystem.
•Strong Customer Relationships. We work with 840 direct customers worldwide and serve thousands of additional customers indirectly through our partner and reseller network. We have deep relationships with companies and marketing leaders in key industries, including financial, insurance and investment services, information services, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment and non-profit. Our customers are loyal and typically increase their use of the platform over time, as evidenced by our growth in the number of customers whose subscription contracts exceed $1 million in annual revenue.

Growth Strategy

LiveRamp is a category creator, thought leader and innovator in how data is used to power the customer experience. Key elements of our growth strategy include:

•Grow our Customer Base. We have strong relationships with many of the world’s largest brands, agencies, marketing technology providers, publishers and data providers. Today, we work with 840 direct customers globally; however, we believe our target market includes the 2,000 marketers, signaling there is still significant opportunity to add new customers to our roster. We expect to continue making investments in growing our sales and customer success team to support this strategy.

•Increase Network Density to Expand Existing Customer Relationships. A key growth lever for our business is the ability to land and expand – or grow existing customer relationships. Our subscription pricing is based on data volume, so over time, as customers expand their usage and leverage their data across more use cases, we are able to grow our relationships. We are focused on increasing the density of our collaboration network by adding more data owner nodes, such as large CTV publishers and commerce media networks, to enable more robust measurement of advertising effectiveness. As of March 31, 2025, we worked with 128 customers whose subscription contracts exceed $1 million in annual revenue, and as we continue to expand our coverage beyond programmatic, we expect to see this number grow.

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

The United States Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention and regulatory enforcement on matters concerning the collection and use of consumer data. Data privacy legislation has been introduced in the United States Congress, and at least twenty-two states as of March 31, 2025 have passed applicable comprehensive or sector-specific privacy legislation. In all of the non-United States locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being developed.

We expect the trend of enacting and revising data protection laws to continue and that new and expanded data privacy legislation in various forms will be implemented in the United States and in other countries around the globe. We are supportive of legislation that codifies current industry guidelines of accountability-based data governance that includes meaningful transparency for the individual, appropriate controls over personal information and choice of whether that information is shared with independent third parties for marketing purposes. We also support legislation requiring all custodians of sensitive information to deploy reasonable information security safeguards to protect that information.

Changes in laws and regulations, approaches to enforcement, and violations of laws or regulations by us could have a significant direct or indirect effect on our operations and financial condition, as detailed below and set forth under "Risk Factors-Risks Related to Government Regulation and Taxation."

Customers

Our customer base consists primarily of Fortune 1000 companies and organizations in the financial, insurance and investment services, information services, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment as well as in non-profit sectors. Given the strong network effects associated with our platform, we work with both enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. We had 840 direct subscription customers at the end of fiscal year 2025.

We seek to maintain long-term relationships with our customers. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growing number of customers whose subscription contracts exceed $1 million in annual revenue, which totaled 128 at the end of fiscal year 2025.

Our ten largest customers represented approximately 25% of our revenues during the twelve months ended March 31, 2025. There were no customers that individually exceeded 10% of the Company's revenue during the twelve months ended March 31, 2025.

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

Research and Development

We continue to invest in our global data collaboration platform to enable effective use of data. Our research and development teams are focused on the full cycle of product development from customer discovery through development, testing and release. Research and development expense was $176.7 million in the twelve months ended March 31, 2025, compared to $151.2 million in the twelve months ended March 31, 2024, and $189.2 million in the twelve months ended March 31, 2023. Management expects to maintain research and development spending, as a percentage of revenue, at relatively similar levels to fiscal 2025 in fiscal 2026.

Seasonality

While the majority of our business is not subject to seasonal fluctuations, our Data Marketplace and usage-based subscription revenue experience modest seasonality, as the revenue generated from these areas of the business are more transactional in nature and tied to overall advertising spend by our customers. For example, many advertisers allocate the largest portion of their annual budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. We expect our Data Marketplace and usage-based subscription revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Usage-based subscription revenue equaled 15% of total subscription revenue in the twelve months ended March 31, 2025, 15% in the twelve months ended March 31, 2024 and 14% in the twelve months ended March 31, 2023.

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

Pricing

Approximately 76% of our revenue is derived from subscription-based arrangements sold on an annual or multi-year basis. Our subscription pricing is based on data volume supported by our platform. We also generate revenue from data providers, digital publishers and advanced TV platforms in the form of revenue-sharing agreements in our Data Marketplace.

Our Human Capital

LiveRamp employs approximately 1,300 employees ("LiveRampers") worldwide. No U.S. LiveRampers are represented by a labor union or subject to a collective bargaining agreement. To the best of management’s knowledge, apart from the locally elected members of our French subsidiary's works council, no LiveRamper is an elected member of works councils and trade unions representing LiveRamp employees in the European Union. LiveRamp has never experienced a work stoppage. We promote high employee engagement, open communication and a culture of equality to foster positive employee relations.

Building a High-Performing Culture

At LiveRamp, fostering a workplace where every employee feels respected, supported, and equipped to contribute is central to our success and innovation. We believe that a thoughtful approach to talent, culture, and community engagement helps us build stronger teams and better products—while positioning us to meet the varying needs of our customers and partners.

In recent years, we’ve expanded efforts to cultivate a workplace environment that supports collaboration across varied perspectives and experiences. This includes the creation of a dedicated role focused on workforce engagement strategy and culture, as well as the development of a company-wide charter that provides a consistent framework for team-level efforts to strengthen collaboration, respect, and belonging.

Our internal framework is built on three focus areas:

•People & Teams – Empowering employees to thrive by supporting individual growth, team cohesion, and respectful engagement.

•Product & Customer Insight – Designing and evolving our solutions with input reflective of a broad user base, helping ensure accessibility and relevance.

•Community & Impact – Encouraging team members to contribute meaningfully to communities through volunteerism, skills-based service, and data-driven initiatives.

We’ve also introduced optional internal groups—Business Employee Resource Groups (BERGs)—that provide peer connection and support across a variety of perspectives. These groups are employee-led and supported by the company as part of our broader efforts to foster professional development and business insight across our workforce.

LiveRamp remains committed to hiring and supporting top talent from all backgrounds.

Beyond the workplace, our LiveRamp.org platform offers employees avenues to contribute through volunteer programs, donation matching, and our Data for Good initiative—supporting nonprofit and public interest work through the thoughtful use of our data capabilities.

Our approach reflects a long-term commitment to building a resilient and future-focused company culture—one that supports individual growth, team performance, and our mission to build solutions that serve a broad and evolving global customer base.

Information about our Executive Officers

LiveRamp’s executive officers, their current positions, ages and business experience are listed below. They are elected by the board of directors annually or as necessary to fill vacancies or to fill new positions. There are no family relationships among any of the officers or directors of the Company.

Scott E. Howe, age 57, is the Chief Executive Officer of the Company. Prior to joining the Company in 2011, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010. In this role, he managed a multi-billion-dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A | Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an adserving technology now owned by Facebook). Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc. He is a member of the board of directors of the Internet Advertising Bureau (IAB) and previously served on the board of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry. Mr. Howe is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Lauren R. Dillard, age 39, is the Company’s Executive Vice President and Chief Financial Officer, a position she has held since April 2023. She previously served as the Company’s SVP of Finance and Investor Relations, overseeing all aspects of the Company’s finance and investor relations functions since assuming the role in August 2021. Prior to her current positions, she served as the Company’s Chief Communications Officer & Head of Investor Relations from 2018 to 2021. Prior to joining the Company, she worked in corporate finance and investor relations for a number of San Francisco Bay Area technology companies and started her career at Ernst & Young. She is an active community leader and has served on and chaired several Bay Area nonprofit boards, including the Bay Area Discovery Museum and Multiplying Good. Ms. Dillard is a certified public accountant (inactive) and holds a Bachelor of Science degree in accounting from Santa Clara University.

Jerry C. Jones, age 69, is the Company’s Executive Vice President, Chief Ethics and Legal Officer, and Secretary. He joined the Company in 1999 and currently oversees the Company’s legal, data ethics and government relations matters. He also assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives. Prior to joining the Company, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests. Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Compensation Committee and the Nominating & Governance Committee. He serves as a member of the Board of Directors of the United States Chamber of Commerce where he serves on the Policy Committee. He also serves on the executive committee of Privacy for America and is a co-founder of uhire U.S. He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 70 democratic countries. Mr. Jones was a member of the board of directors of Heifer International until 2019 and Entrust, Inc. until it was purchased by private investors in 2009. He is the former chairman of the board of the Arkansas Virtual Academy, a statewide virtual public school, and is a former member of the UA Little Rock Board of Visitors. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

Mohsin Hussain, age 52, has served as the Chief Technology Officer and Executive Vice President of Engineering of the Company since 2021. During the year prior to assuming this position, he was the Company’s Chief Technology Officer and Senior Vice President of Engineering. Mr. Hussain has more than 28 years’ experience in engineering leadership and product innovation in the areas of software-as-a-service, large scale distributed systems, artificial intelligence, machine learning, data science, analytics, and the cloud. Before joining LiveRamp, Mr. Hussain was employed for two years as Senior Vice President of Engineering at Criteo (NYSE: CRTO) where he led a large-scale buildout of the U.S. engineering team, new product launches, and the R&D integration of several acquisitions, including Criteo's largest, Hooklogic (integrated and rebranded as Criteo's Retail Media Platform). Prior to that, he was Vice President of

Engineering at Criteo for over two years. Earlier in his career Mr. Hussain held leadership roles in several high-growth start-ups and public companies, including AOL/Netscape (now Yahoo), Siebel Systems (now Oracle), and SunPower. He has been a member of the Google Cloud CIO/CTO Customer Advisory Board since 2021. Mr. Hussain is named as an inventor on 18 issued patents and holds a bachelor’s degree in computer science from University of California at Berkeley.

Vihan Sharma, age 46, has served as the Chief Revenue Officer of the Company since December 2023 and is in charge of overseeing global sales, customer operations and partnership teams. He joined the Company in 2009 and currently oversees all global commercial functions and is responsible for LiveRamp's growth and operations in Europe. Prior to his current position, Mr. Sharma served as the Company’s Executive Vice President of Global Sales and was Managing Director Europe from 2019 to 2023. Mr. Sharma has extensive experience in global data and product strategy and has also served as Vice President of Safe Haven and Managing Director France, a leadership position he held for almost six years. Prior to joining the Company, Mr. Sharma held several strategic leadership positions across a number of startups in Europe. Mr. Sharma holds a master's degree in business administration from the ESCP Business School.

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

To sustain or increase our subscription revenue, we must regularly add new customers and encourage existing customers to maintain or increase their business with us. As the market matures and regulation increases, and as existing and new market participants produce new and different approaches to enable businesses to address their respective needs that compete with our offerings, we may be forced to reduce the prices we charge, unable to renew existing customer agreements, or unable to enter into new customer agreements at the same prices and upon the same terms that we have historically obtained. If our efforts to add new customers are unsuccessful or if our existing customers do not maintain or expand their use of our platform, including by adopting additional offerings and features, our operating results may suffer.

Our existing customers have no obligation to renew their subscription contracts upon expiration of their contractual subscription period and may not renew their subscription contracts for a variety of reasons. Some customers elect not to renew in the normal course of business, and it is difficult to predict renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer satisfaction, pricing changes by us or our competitors, new offerings by our competitors, mergers and acquisitions affecting our customer base, regulatory changes such as in privacy, antitrust, or international relations, and reductions in our existing customers’ spending levels or activity. If our existing customers do not renew their subscription contracts or otherwise decrease the amount they spend with us, our subscription revenue would decline and our business would suffer.

A decline in new or renewed subscription contracts in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our subscription revenue in future periods. Moreover, the conditions caused by other factors outside our control, such as economic slowdowns, macroeconomic growth and increasing global geopolitical tensions, have affected, and may continue to affect, directly or indirectly, the rate of spending on advertising products and have adversely affected, and could continue to adversely affect, our existing and prospective customers’ ability or willingness to purchase our offerings, delay our existing and prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of subscription contracts, or decrease customer renewal rates, all of which could adversely affect our future sales, operating results and overall financial performance.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest customers represented approximately 25% of our revenues in the twelve months ended March 31, 2025. Some of our significant customers have used, and may in the future use, their size and relative importance to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to, to obtain price concessions, or to otherwise restrict our business. The loss of, or decrease in revenue from, any of our significant customers for any reason could have a material adverse effect on our revenue and operating results. The material adverse effect on our revenue and operating results may be exacerbated by customer consolidation, changes in technologies or solutions used by our customers, changes in demand for our platform, legal or regulatory changes, market optics, customer bankruptcies or departures from their respective industries, bans that prohibit certain customers from continuing to do business in the United States, pricing or product competition, or deviation from marketing and sales methods, any one of which may result in even fewer contractual relationships accounting for a high percentage of our revenue and reduced demand from any single significant customer.

Data suppliers may withdraw data that we have previously collected or withhold data from us in the future, which could lead to our inability to provide products and services to our customers and could result in a decrease in revenue and loss of customer confidence.

Much of the data that we use is either purchased or licensed from third-party data suppliers, and we are dependent upon our ability to purchase data or obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if our data suppliers withhold their data from us or materially limit our use of their data, which could occur for a variety of reasons, including, but not limited to, because we fail to maintain sufficient relationships with the data suppliers or because they decline to provide, or are prohibited from providing, such data to us for any reason. For example, data suppliers could withhold their data from us if there is a competitive reason to do so, if we breach our contract with a data supplier, if we breach their expectations of our use of their data, if they are acquired by one of our competitors, if legislation is passed or regulations are adopted restricting or making too difficult the collection, use or dissemination of the data they provide, if market optics become negative regarding the sharing of their data with third parties or allowing the setting of cookies from their sites, if publishers change their privacy policies or user settings, including as a result of legal or regulatory actions, in a material manner that turns off or diminishes the volume of data we receive, or if judicial interpretations are issued restricting use of such data. Further, definitions in enacted or proposed state-level data broker legislation apply to us, potentially exposing the Company to negative perceptions and diminishing data available to it. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality standards or their legal and/or other contractual commitments. If a substantial number of data suppliers were to withdraw or withhold their data from us or substantially limit our use of their data, or if we were to sever ties with our data suppliers, our ability to provide products and services to our customers could be materially adversely impacted, which could result in decreased revenues and operating results.

Our business is subject to substantial competition from a diverse group of competitors. New products and pricing strategies introduced by these competitors could decrease our market share or cause us to lower our prices in a manner that reduces our revenues and operating margin.

We operate in a highly competitive and rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and operating results. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, including large established companies, all of which currently offer, or may in the future offer, products and services that result in additional competition. Our competitors may be in a better position to develop new products and pricing strategies that more quickly and effectively respond to changes in customer requirements in our markets, which may be disruptive to our existing platform offerings and result in operating inefficiencies and increased competitive pressure. Some of our competitors may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Such introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business. In such event, we could experience a decline in market share and revenues and be forced to reduce our prices, resulting in lower profit margins for the Company.

The failure to attract, recruit, onboard and retain qualified personnel could hinder our ability to successfully execute our business strategy, which could have a material adverse effect on our financial position and operating results.

Our growth strategy and future success depends in large part on our ability to attract, recruit, onboard, motivate and retain technical, customer services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of executives and employees who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding and the number of these individuals available could be diminished by changes in immigration regulations and other restrictions. As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel. In addition, many of the companies with which we compete for experienced personnel may be able to offer greater compensation and benefits packages and/or more flexible work alternatives. We may incur significant costs to attract and retain highly trained personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. Further, volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. The loss or prolonged absence of the services of highly trained personnel like our current team of executives and employees, or the inability to recruit, attract, onboard and retain additional, qualified employees, could have a material adverse effect on our business, financial position or operating results.

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

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to proactively focus on and pursue our corporate objectives. We have offered most of our employees the flexibility to determine the amount of time they work in the office, and the majority of our employees continue to work remotely. Remote work may present operational challenges and risks, including negative employee morale and productivity, low employee retention, and increased compliance and tax obligations in a number of jurisdictions. If we fail to maintain our company culture, our business may be adversely impacted.

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

During the twelve months ended March 31, 2025, we received approximately 5% of our revenues from business outside the United States. In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost. In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective customers. Upon entering these markets, we must educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets. Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the United States to the foreign subsidiaries. Because of such loans or investments, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Additional risks inherent in our non-U.S. business activities generally include, among others, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, but such risks may be exaggerated by factors normally associated with international operations, such as differences in culture, laws and regulations, especially restrictions on collection, management, aggregation, localizations, and use of information. Failure to effectively manage the risks facing our non-U.S. business activities could materially adversely affect our operating results. Also, our business is subject to weak international economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control that could result in a reduced volume of business by our customers and prospective customers, and the demand for, and use of, our products and services may decline. For example, the military conflicts in Europe and the Middle East could result in regional instability and adversely impact financial markets as well as economic conditions, and any economic and political uncertainty caused by the U.S. tariffs imposed on goods from various countries, and any corresponding tariffs from those countries in response, could negatively impact financial markets and economic conditions.

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

Our business requires the storage, transmission and utilization of data, including personally identifiable information, much of which must be maintained on a confidential basis. These activities may make us a target of cyberattacks from malicious third parties seeking unauthorized access to the data we maintain, including our data and customer data, or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. Our customers and suppliers are increasingly imposing more rigorous contractual obligations on us relating to data security protections. If we are unable to maintain protections and processes at a level equal to that required by our customers and suppliers, it could negatively affect our relationships with those customers and suppliers or increase our operating costs. In addition, computer malware, viruses, social engineering, ransomware, phishing and general hacking have become more prevalent, and events outside of our control, such as the military conflicts in Europe and the Middle East, and economic and political uncertainty caused by the U.S. tariffs could result in a further increase in such activities. As a result of the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks.

In recent years, the frequency, severity and sophistication of cyberattacks, computer malware, viruses, social engineering, ransomware, phishing and other intentional misconduct by computer hackers have significantly increased, including the ability to evade detection or obscure their activities, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential business information. The COVID-19 pandemic generally increased opportunities available to hackers and cyber criminals as more companies and individuals continue to work online from remote locations than prior to the pandemic. We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new or existing vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

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

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricanes, an act of terrorism, destruction, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed, and no assurance can be provided that any interruptions would be remediated without significant cost or in a timely manner or at all. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue by subjecting us to liability, causing us to issue credits or causing customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

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

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. In January 2020, Google announced that at some point in the following 24 months the Chrome browser would block third-party cookies, and in April 2021, Google began releasing software updates to its Chrome browser with features intended to phase out third-party cookies. In May 2023, Google stated that it would deprecate third-party cookies by mid-2024 and in January 2024 started by deprecating third-party cookies for 1% of users globally. In April 2024, Google announced that the deprecation of third-party cookies will not be completed in 2024. In July 2024, Google announced that, instead of deprecating third-party cookies, it will introduce “a new experience in Chrome that lets people make an informed choice that applies across their web browsing,” however, in April 2025, Google announced that after further consideration it will not be rolling out a new standalone prompt for third-party cookies in Chrome and third-party cookies will remain with the current opt-out functionality. While Google has determined not to deprecate cookies or roll out a new standalone prompt for third-party cookies in Chrome at this time, it is possible that Google's ongoing efforts in this area may have a substantial impact on the ability to collect and use data from Internet users. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

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

Climate change may have an impact on our business.

Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices and facilities in California have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it may be more difficult to mitigate the impact of these events on our remote employees working from home. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher churn, losses and additional costs to maintain or resume operations.

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

The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. In addition, the European Union has been developing new requirements related to the use of data, including in the Digital Services Act, that may impose additional rules and restrictions on the use of the data.

The regulatory framework for data privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. For example, in the United States, in August 2022 the FTC released an advance notice of proposed rulemaking concerning commercial surveillance and data security and sought comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. In addition, a potential federal data privacy law remains the subject of active discussion, and, in April 2024, a bipartisan pair of lawmakers unveiled a draft bill that would substantially impact the online advertising ecosystem if passed. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manners in which we conduct our business. Restrictions could be placed upon the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose information.

In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, steps taken to de-identify or pseudonymize personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. Much of this scrutiny has focused on the use of cookies and other technology to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or pseudonymous identifiers across devices and channels. In addition, providers of Internet browsers have engaged in, or announced plans to continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies. For example, in January 2020 Google announced that at some point in the following 24 months the Chrome browser would block third-party cookies and in April 2021, Google began releasing software updates to its Chrome browser with features intended to phase out third-party cookies. In May 2023, Google stated that it would deprecate third-party cookies by mid-2024 and in January 2024 started by deprecating third-party cookies for 1% of users globally. In April 2024, Google announced that the deprecation of third-party cookies will not be completed in 2024. In July 2024, Google announced that, instead of deprecating third-party cookies, it will introduce “a new experience in Chrome that lets people make an informed choice that applies across their web browsing,” however, in April 2025, Google announced that after further consideration it will not be rolling out a new standalone prompt for third-party cookies in Chrome and third-party cookies will remain with the current opt-out functionality. While Google has determined not to deprecate cookies or roll out a new standalone prompt for third-party cookies in Chrome at this time it is possible that Google's ongoing efforts in this area may have a substantial impact on the ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

In the United States, the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model were to be adopted in the United States, less data would be available, and the cost of data would be higher. For example, California enacted legislation, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020 and came under California Attorney General ("AG") enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly. The CCPA is the subject of regulations issued by the California AG. In November 2020 California voters also approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”). Pursuant to the CPRA, effective January 1, 2023, the CCPA was amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as possible fines, individual claims and commercial liabilities for certain compliance failures. Since the CCPA, as of March 31, 2025 at least twenty-two other state legislatures have passed applicable comprehensive or sector-specific privacy legislation. Together with the CCPA and CPRA, these are referred to throughout as "State Consumer Privacy Acts." Each of these State Consumer Privacy Acts have gone, or will go, into effect on or before January 1, 2026. Many other states currently have comprehensive and/or sector or data-specific bills winding their way through their legislatures.

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

There are a growing number of states that have adopted laws that impact the collection and use of data that could create additional risks and require costly expenditures to ensure continued compliance. At the United States Federal level, Congress continues to study whether to adopt new data collection and use laws. The FTC over the last several years has been asserting expansive interpretations of its authority, which could create additional risks, increase costs of compliance and adversely impact revenue.

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

We are also subject to laws, regulations and other restrictions that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate, and data shared among our products and services. For example, in 2016, the European Union and the United States agreed to an alternative transfer framework for data transferred from the European Union to the United States called the Privacy Shield. On July 16, 2020, however, the European Court of Justice invalidated the Privacy Shield and companies may no longer rely on it as a valid mechanism to comply with European Union data protection requirements. In July 2023, the EU adopted an adequacy decision for the EU-U.S. Data Privacy Framework ("DPF"), allowing the DPF to facilitate the transfer of data from Europe to the United States, and with the U.K. Extension, also from the U.K. to the United States. In addition, the other bases upon which we rely to legitimize the transfer of such data, such as Standard Contractual Clauses, have been subjected to regulatory and judicial scrutiny. If any of the legal bases upon which we currently rely for transferring data from Europe to the United States are invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

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

As our business is focused on data-driven results and analytics, we rely heavily on proprietary information technology, processes and other protectable intellectual property rights. From time to time, third parties may claim that one or more of our products or services infringe their intellectual property rights. We analyze and take action in response to such claims on a case-by-case basis. Any dispute or litigation regarding patents or other intellectual property, whether they are with or without merit, could be costly and time-consuming due to the complexity of our technology and the uncertainty of intellectual property litigation, which could divert the attention of our management and key personnel away from our business operations, even if ultimately determined in our favor. A claim of intellectual property infringement could force us to enter into a costly or restrictive license or royalty agreement, which might not be available under acceptable terms or at all, could require us to pay significant damages (including attorneys’ fees), could subject us to an injunction against development and sale of certain of our products or services, could require us to expend additional development resources to redesign our technology and/or could require us to indemnify our partners and other third parties, any or all of which could have a material adverse effect on our business and results of operations. In addition, our proprietary portfolio consists of various intellectual property rights, including patents, copyrights, database rights, source code, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements. The extent to which such rights can be protected varies from jurisdiction to jurisdiction. Our competitive position may suffer if we do not enforce our intellectual property rights vigorously and successfully and we may expand significant resources enforcing our intellectual property rights, either or both of which could harm our operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our customers’ and partners’ trust is crucial to our business; as such, a cybersecurity incident impacting the confidentiality, integrity, or availability of LiveRamp’s systems or the data we process may have a significant impact on our strategy, operations, and financials. Direct impacts may include fees, penalties, or loss of customer revenue. While we do not believe our strategy, operations, and financials have been materially affected by risks from cybersecurity threats, we cannot provide assurances that they will not be materially affected in the future by such risks. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

In order to mitigate cybersecurity risk, LiveRamp maintains a security program based on widely known and accepted industry standards, including NIST CSF, ISO 27001, and SOC 2. Aligning to these standards allows our program to adjust to changing conditions such as new technology, industry best practices, or organizational risk tolerance.

Security Governance

Oversight of our security program starts at the Board level. On an annual basis, the enterprise risk team reports to the full Board regarding the top ten enterprise risks, including cybersecurity. Additionally, on a quarterly basis, the Audit/Finance Committee receives presentations by LiveRamp security, highlighting any risks, initiatives, and/or relevant industry trends.

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

Cybersecurity is also a responsibility of all LiveRamp employees. All employees must undergo annual security awareness training, which covers topics including, but not limited to, phishing, incident reporting, insider threat, and LiveRamp's Security and Acceptable Use policies.

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

External auditors regularly examine LiveRamp’s security posture. We engage with auditors directly on an annual basis to assess controls specific to a particular scope and compliance standard (e.g. SOC 2 or ISO 27001). External auditors also perform assessments on behalf of our customers to validate our compliance with specific customer requirements. Furthermore, on a periodic basis, an external audit is sponsored by the Board of Directors to perform an independent assessment of the capability maturity of LiveRamp’s security program.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of LiveRamp's common stock are listed and traded on the New York Stock Exchange under the symbol "RAMP."

Stockholders

As of May 16, 2025, the approximate number of record holders of the Company’s common stock was 893.

Dividends

The Company has not paid dividends on its common stock in the twelve months ended March 31, 2025 or 2024. The board of directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below compares LiveRamp Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and S&P 400 IT Consulting and Other Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2020 to March 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LiveRamp Holdings, Inc., the Russell 2000 Index
and the S&P 400 IT Consulting & Other Services

$250
$200
$150
$100
$50
$—
March 2020
March 2021
March 2022
March 2023
March 2024
March 2025
LiveRamp Holdings, Inc.
Russell 2000
S&P 400 IT Consulting and Other Services

*$100 invested on 3/31/20 in stock or index, including reinvestment of dividends. Twelve months ended March 31.

	March 2020	March 2021	March 2022	March 2023	March 2024	March 2025
LiveRamp Holdings, Inc.	100.00	157.59	113.58	66.62	104.80	79.40
Russell 2000	100.00	194.85	183.57	162.27	194.25	186.46
S&P 400 IT Consulting and Other Services	100.00	123.04	80.03	77.30	113.96	116.70

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

Copyright© 2024 Standard and Poor's, a division of S&P Global. All rights reserved. Copyright© 2024 Russell Investment Group. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 - January 31, 2025	40,362	29.44	40,362	$280,443,661
February 1, 2025 - February 28, 2025	—	—	—	$280,443,661
March 1, 2025 - March 31, 2025	910,000	26.66	910,000	$256,185,040
Total	950,362	26.78	950,362	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on August 14, 2024.  Under the modified common stock repurchase program, the Company may purchase up to $1.3 billion of its common stock through the period ending December 31, 2026. Through March 31, 2025, the Company had repurchased 41.5 million shares of its common stock for $1.0 billion, leaving remaining capacity of $256.2 million under the stock repurchase program.

(1) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022.

(2) Amounts presented exclude the 1% excise tax as a result of the Inflation Reduction Act of 2022.

Item 6. [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item appears in the Financial Supplement beginning at page F-2, which is attached hereto and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our primary market risks are foreign currency exchange rate risk and inflation.

Foreign Currency Exchange Rate Risk. Most of the Company's exposure to exchange rate fluctuation is due to translation gains and losses from its international operations. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2025.  Based on their evaluation as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2025.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

a.Not applicable.

b.Except as set forth below, during the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On February 18, 2025, Tim Cadogan, a director of the Company, adopted a Rule 10b5-1 trading arrangement (the “Plan”) providing for the sale, subject to certain conditions, of an aggregate of 10,000 shares of the Company’s common stock. Trades under the Plan are scheduled to commence on May 26, 2025, and the Plan will expire on March 15, 2026, or, if earlier, upon completion of all authorized transactions thereunder.

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

The LiveRamp board of directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on LiveRamp’s website at www.liveramp.com under the “Corporate Governance” section of the site.  Except as set forth above, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2025:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	4,341,887	1	$16.94	7,026,374	3
Equity compensation plans not approved by shareholders	—		—	41,983	4
Total	4,341,887		$16.94	7,068,357
_____________________________________________
1.This amount does not include the number of securities to be issued upon exercise of outstanding options, warrants, and rights under equity compensation plans LiveRamp assumed in acquisitions (424,157 shares at a weighted-average exercise price of $9.16).
2.The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
3.This amount represents shares of Common Stock available for future issuance under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp, Inc. (6,305,058) (the "2005 Plan") and the LiveRamp Holdings, Inc. 2005 Stock Purchase Plan (721,316, including 104,251 shares subject to purchase during the current purchase period), which is an employee stock purchase plan covered by Section 423 of the Internal Revenue Code. The 2005 Plan is an equity compensation plan that permits awards of a variety of equity-based incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock unit awards.
4.This amount represents shares available for issuance pursuant to the Company’s 2011 Non-qualified Equity Compensation Plan described below, which did not require shareholder approval under the exception provided for in applicable listing standards.

Equity Compensation Plan Not Approved by Security Holders

The Company adopted the 2011 Non-qualified Equity Compensation Plan of LiveRamp Holdings, Inc. (the “2011 Plan”) for the purpose of making equity grants to induce new key executives to join the Company. The awards that may be made under the 2011 Plan include stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, or other stock unit awards. To receive such an award, a person must be newly employed with the Company with the award being provided as an inducement material to their employment, provided the award is first properly approved by the board of directors or an independent committee of the board. The board of directors and its talent and compensation committee are the administrators of the 2011 Plan, and as such, determine all matters relating to awards granted under the 2011 Plan, including the eligible recipients, whether and to what extent awards are to be granted, the number of shares to be covered by each grant and the terms and conditions of the awards. The 2011 Plan has not been approved by the Company’s shareholders.

The remaining information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2025, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

Part IV

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Date: May 21, 2025	By:	/s/ Lauren Dillard
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ John L. Battelle*	Director	May 21, 2025
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 21, 2025
Timothy R. Cadogan

/s/ Vivian Chow*	Director	May 21, 2025
Vivian Chow

/s/ Scott E. Howe*	Director and Chief Executive Officer	May 21, 2025
Scott E. Howe	(principal executive officer)

/s/ Clark M. Kokich*	Director (Non-Executive Chairman of the Board)	May 21, 2025
Clark M. Kokich

/s/ Brian O'Kelley*	Director	May 21, 2025
Brian O'Kelley

/s/ Omar Tawakol*	Director	May 21, 2025
Omar Tawakol

/s/ Debora B. Tomlin*	Director	May 21, 2025
Debora B. Tomlin

/s/ Lauren Dillard	Executive Vice President and Chief Financial Officer	May 21, 2025
Lauren Dillard	(principal financial and accounting officer)

*By:	/s/ Jerry C. Jones
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

Exhibit No.
3.1
Amended and Restated Certificate of Incorporation, as filed on August 14, 2024 (previously filed on August 16, 2024 as Exhibit 3.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

3.2
Second Amended and Restated Bylaws (previously filed on May 22, 2024, as Exhibit 3.2 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Commission File No. 001-38669, and incorporated herein by reference)

4.1	Description of Share Capital
10.1+
LiveRamp Holdings, Inc. Employee Stock Purchase Plan (previously filed on August 11, 2022 as Exhibit 10.2 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

Exhibit No.
10.2+
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 16, 2024 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.3+
Amended and Restated LiveRamp Holdings, Inc. Non-Qualified Supplemental Executive Retirement Plan effective August 9, 2022 (previously filed on May 24, 2023 as Exhibit 10.3 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission File No. 001-38669, and incorporated herein by reference)

10.4+
Amendment to the LiveRamp Holdings, Inc. Non-Qualified Supplemental Executive Retirement Plan effective January 1, 2023 (previously filed on May 24, 2023 as Exhibit 10.4 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission File No. 001-38669, and incorporated herein by reference)

10.5+
LiveRamp Holdings, Inc. Directors’ Deferred Compensation Plan effective October 1, 2018 (previously filed on May 27, 2021 as Exhibit 10.15 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2021, Commission File No. 001-38669, and incorporated herein by reference)

10.6+
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed on May 27, 2015 as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Commission File No. 000-13163, and incorporated herein by reference)

10.7+
Amended and Restated 2010 Executive Officer Severance Policy effective November 14, 2023 (previously filed on February 8, 2024 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, Commission File No. 001-38669, and incorporated herein by reference)

10.8+
Amended and Restated 2011 Nonqualified Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, as Exhibit 99.8 to LiveRamp Holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-214927, and incorporated herein by reference)

10.9+
Habu, Inc. 2018 Stock Plan (previously filed on March 1, 2024, as Exhibit 4.3 to LiveRamp Holdings, Inc.’s Registration Statement on Form S-8, Registration No. 333-277604, and incorporated herein by reference)

10.10+
Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.11+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 26, 2020 as Exhibit 10.18 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.12+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 26, 2020 as Exhibit 10.19 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Commission File No. 001-38669, and incorporated herein by reference)

10.13+
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.18 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

Exhibit No.
10.14+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2022 as Exhibit 10.31 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 001-38669, and incorporated herein by reference)

10.15+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2022 as Exhibit 10.32 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 001-38669, and incorporated herein by reference)

10.16+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2022 as Exhibit 10.33 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 001-38669, and incorporated herein by reference)

10.17+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2022 as Exhibit 10.34 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 001-38669, and incorporated herein by reference)

10.18+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2023 as Exhibit 10.22 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission file No. 001-38669, and incorporated herein by reference)

10.19+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2023 as Exhibit 10.23 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission file No. 001-38669, and incorporated herein by reference)

10.20+
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of February 14, 2018 (previously filed on May 25, 2018 as Exhibit 10.22 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated herein by reference)

10.21+
Form of Director Indemnity Agreement (previously filed on May 25, 2018 as Exhibit 10.26 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated herein by reference)

10.22+
Form of Officer and Key Employee Indemnity Agreement (previously filed on May 29, 2019 as Exhibit 10.25 to LiveRamp Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38669, and incorporated herein by reference)

10.23+	Separation Agreement and General Release between the Company and Kimberly Bloomston dated as of March 27, 2025
19
LiveRamp Insider Stock Trading Policy (previously filed on May 22, 2024 as Exhibit 19 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Commission File No. 001-38669, and incorporated herein by reference)

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
97
LiveRamp Holdings, Inc. Clawback Policy (previously filed on May 22, 2024 as Exhibit 97 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Commission File No. 001-38669, and incorporated herein by reference)

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, formatted in inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Loss for the twelve months ended March 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended March 31, 2025, 2024 and 2023; (v)  Consolidated Statements of Cash Flows for the twelve months ended March 31, 2025, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
+ Constitutes a management contract or compensation plan or arrangement.

LIVERAMP HOLDINGS, INC.
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2025

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

Introduction and Overview

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a leading data collaboration technology company, empowering marketers and media owners to deliver and measure marketing performance everywhere it matters. LiveRamp’s data collaboration network seamlessly unites data across advertisers, platforms, publishers, data providers, and commerce media networks — unlocking deep insights, delivering transformational consumer experiences, and driving measurable growth. Built on a foundation of strict neutrality, interoperability, and global scale, LiveRamp enables organizations to maximize the value of their data while accelerating innovation. Trusted by many of the world’s leading brands, retailers, financial services providers, and healthcare innovators, LiveRamp is helping shape the future of responsible data collaboration in an AI-driven, outcomes-focused world where advertisers reach intended audiences and consumers receive more relevant advertising messages.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global customer base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct customer list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, information service, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment and non-profit. Through our expansive partner ecosystem we serve thousands of additional companies, unlocking access to unique customer moments and creating powerful network effects.

Operating Segment

The Company provides a data collaboration platform, essentially acting as a data collaboration hub where businesses can securely share and manage first-party consumer data with trusted partners while prioritizing data privacy and ethics. The Company has one primary business activity, its data collaboration platform, as described in the business description section of Note 1, "Organization and Summary of Significant Accounting Policies." The Company generates revenue from subscription fees from clients accessing our platform and from transactional usage-based fees from arrangements with certain publishers and addressable TV providers, and professional services fees. The platform is used by customers globally in a similar manner across geographies, channels and verticals.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Under ASC 280 Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our CODM. Our CODM uses net income (loss), among other measures, for budgeting and resource allocation purposes on a consolidated basis. Consolidated net income (loss) on the consolidated statements of operations is the measure of financial profit and loss most closely aligned with generally accepted accounting principles that is used by the CODM to assess performance against the Company’s annual financial plans as well as to allocate resources, such as decisions regarding headcount goals, significant contracts, internal investments and other items. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

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

The /LiveRamp Data Collaboration Platform provides customers with four core capabilities:

•Live/Identity. We provide enterprise identity infrastructure that resolves disparate consumer identities across different internal and external systems to create an accurate, connected view of the customer. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp technology for directly identifiable information (or "DII") gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph, powered by our Authenticated Traffic Solution (or "ATS"), associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampIDTM, a durable and privacy-centric connector to the digital ecosystem. This provides marketers with a consistent view of the consumer that is necessary for audience segmentation, targeting, and measurement.

•Live/Access. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The /LiveRamp Data Collaboration Platform allows for the search, discovery and distribution of data provided by third-party data providers to improve targeting, measurement, and customer intelligence. Data accessed through the LiveRamp Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and then can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 225 data providers across all verticals and data types.

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

•Live/Insights. Data Collaboration using clean room technology enables advanced measurement and analytics that helps produce insight-driven innovation. We enable data collaboration between organizations and their trusted partners in a neutral, manageable environment. Our platform provides customers with collaborative opportunities to safely and securely build a more accurate, dynamic view of their customers by leveraging partner data. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files, typically advertising exposure and customer sales transactions, securely by replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer to measure reach and frequency, sales lift, closed loop offline-to-online conversion and cross-channel attribution.

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 840 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

•Brands and Agencies. We work with over 500 of the largest brands and agencies in the world, helping them execute people-based marketing by creating an omni-channel understanding of the consumer, activating that understanding across their choice of digital marketing platforms and measuring the results to help optimize future marketing campaigns.

•Advertising and Marketing Technology Providers. We provide advertising and marketing technology providers with the identity foundation required to offer people-based targeting, measurement and personalization within their platforms. This adds value for brands by increasing reach, as well as the speed at which they can activate their marketing data.

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

To complement our product offering, we provide professional services and enhanced support entitlements to help customers leverage our platform and drive business outcomes. Our services offering includes product implementation, data science analytics, audience measurement and general advisory. We generate revenue from services primarily from project fees paid by subscribers to our platform. Service projects are sold on an ad hoc basis as well as bundled with platform subscriptions. Professional services revenue is less than 5% of total Company revenue.

Summary Results and Notable Events

A financial summary of the twelve months ended March 31, 2025 compared to the twelve months ended March 31, 2024 is presented below:
•Revenues were $745.6 million, a 13.0% increase from $659.7 million.
•Cost of revenue was $215.9 million, a 20.3% increase from $179.5 million.
•Gross margin decreased to 71.0% from 72.8%.
•Total operating expenses were $524.3 million, an 11.8% increase from $468.8 million.
•Cost of revenue and operating expenses for the twelve months ended March 31, 2025 and 2024 included the following items:
◦Non-cash stock compensation of $108.0 million and $71.3 million, respectively (cost of revenue of $6.2 million and $3.6 million, respectively, and operating expenses of $101.8 million and $67.8 million, respectively)
◦Purchased intangible asset amortization of $14.4 million and $8.8 million, respectively (cost of revenue)
◦Transformation costs in 2024 of $1.9 million (general and administrative)
◦Restructuring and other charges of $8.0 million and $11.7 million, respectively (operating expenses)
•Total other income, net was $17.4 million, a decrease of $5.5 million from $23.0 million.
•Net loss was $0.8 million, or $(0.01) per diluted share, compared to net earnings of $11.9 million, or $0.17 per diluted share.
•Net cash provided by operating activities was $154.0 million compared to $105.7 million.
•The Company repurchased 3.8 million shares of its common stock for $101.1 million compared to 2.1 million shares for $60.5 million under the Company's common stock repurchase program.

This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the twelve months ended March 31, 2025 compared to the twelve months ended March 31, 2024, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's consolidated financial statements and footnotes accompanying this Annual Report on Form 10-K. Discussion and analysis for the fiscal year ended March 31, 2024 compared to the same period ended March 31, 2023 may be found in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission on May 22, 2024.

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

On March 6, 2025, the Company announced a workforce restructuring involving approximately 65 full-time employees, representing approximately 5% of the Company’s full-time employees. The restructuring is part of a broader strategic reprioritization to build a stronger, more profitable company by tightening our focus and simplifying and driving efficiency into our business processes. During the fourth quarter of our fiscal year ended March 31, 2025, we incurred $7.2 million of restructuring and related charges primarily related to employee severance and benefits.

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

Identification of the contract

We consider the terms and conditions of the contract and our customary business practices when identifying our contracts under ASC 606. We determine we have a contract or contract modification with a customer when the contract is approved and the parties are committed to performing their respective obligations, we can identify each party's rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the contract has commercial substance, and we have determined that collection of at least some of the contract consideration is probable. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the single or combined contract includes one or multiple performance obligations. We apply judgment in determining the customer's ability to pay, which is based on a variety of factors, including the customer's historical payment experience.

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

			% Change
	March 31, 2025	March 31, 2024	March 31, 2025 from March 31, 2024	March 31, 2024 from March 31, 2023

Subscription net retention	104%	103%	1%	6%
Annualized recurring revenue	$504	$467	8%	10%
Remaining performance obligation	$710	$566	25%	20%
Current remaining performance obligation	$471	$414	14%	23%

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

SNR at March 31, 2025 compared to March 31, 2024 increased 1%. The acquisition of Habu contributed approximately two percentage points to the prior year growth. Excluding the Habu impact in the prior year, lower contraction levels and increasing upsell revenue were the primary contributors to the additional improvement.

Annualized Recurring Revenue

Annualized Recurring Revenue (“ARR”) is defined as the last month of quarter fixed subscription revenue annualized and does not include any variable or non-recurring revenue amounts. We believe ARR provides important information about our future revenue potential, our ability to acquire new customers, and our ability to maintain and expand our relationship with existing customers. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates. ARR should be viewed independently of revenue and deferred revenue, as ARR is an operating metric and is not intended to be combined with or replace these items. Our use of ARR has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our industry may calculate ARR differently, which reduces its usefulness as a comparative measure.

Our ARR growth of 8% was attributable to both new customer revenue and net growth (upsell revenue less downsell and churn) in existing customer revenue. The acquisition of Habu contributed approximately three percentage points to the prior year growth of 10%. Excluding the impact of the Habu acquisition in the prior year, the growth rate improvement of 1% is due to improved downsell and churn.

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

While the Company believes RPO and CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO and CRPO to manage the business and evaluate performance. RPO and CRPO increased due to several large, multi-year renewals. The relative change in both RPO and CRPO growth (in terms of % change) is primarily due to the size and timing of multi-year renewals.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the twelve months ended
	March 31,
			%
	2025	2024	Change
Revenues	$745,580	$659,661	13
Cost of revenue	215,910	179,489	20
Gross profit	529,670	480,172	10
Total operating expenses	524,266	468,768	12
Income from operations	5,404	11,404	(53)
Total other income, net	17,436	22,957	(24)
Income tax expense	25,342	24,270	4
Net earnings (loss) from continuing operations	$(2,502)	$10,091	(125)
Diluted earnings (loss) per share from continuing operations	$(0.04)	$0.15	(125)

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2025	2024	Change
Revenues:
Subscription	$568,880	$513,641	11
Marketplace and Other	176,700	146,020	21
Total revenues	$745,580	$659,661	13

Total revenues were $745.6 million for the twelve months ended March 31, 2025, an $85.9 million, or 13.0%, increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $55.2 million, or 10.8%, primarily due to upsell to existing customers and higher variable revenue. Subscription revenue also included approximately $12.6 million of incremental revenue associated with the fiscal 2024 acquisition of Habu. The Marketplace and Other revenue growth was $30.7 million, or 21.0%, primarily due to Data Marketplace and Services growth. On a geographic basis, U.S. revenue increased $86.1 million, or 13.9%. International revenue decreased $0.2 million, or 0.5%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2025	2024	Change
Cost of revenue	$215,910	$179,489	20
Gross profit	$529,670	$480,172	10
Gross margin (%)	71.0%	72.8%	(2)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security product operations and professional services functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $215.9 million for the twelve months ended March 31, 2025, a $36.4 million, or 20.3%, increase from the same period a year ago. Gross profit increased to $529.7 million (71.0% gross margin) from $480.2 million (72.8% gross margin) in the prior period due to the revenue increase of $85.9 million offset partially by an increase in cloud infrastructure costs (increased $20.9 million) driven by increased customer usage, services costs (increased $8.5 million) due to increases in headcount and contingent workers, intangible asset amortization (increased $5.6 million due to the Habu acquisition in the prior year) and stock-based compensation expense (increased $2.6 million). U.S. gross margins decreased to 71.8% from 74.7%, and International gross margins increased to 57.4% from 44.7%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2025	2024	Change
Operating expenses:
Research and development	$176,668	$151,201	17
Sales and marketing	213,106	195,693	9
General and administrative	126,499	110,166	15
Gains, losses and other items, net	7,993	11,708	(32)
Total operating expenses	$524,266	$468,768	12

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $176.7 million for the twelve months ended March 31, 2025, an increase of $25.5 million, or 16.8%, compared to the same period a year ago, and are 23.7% of total revenues compared to 22.9% in the prior year. The increase is primarily due to stock-based compensation expense (increased $14.5 million), headcount-related expenses (increased $8.5 million) and cloud R&D hosting expenses (increased $2.4 million). Stock-based compensation expense in the prior year was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $213.1 million for the twelve months ended March 31, 2025, an increase of $17.4 million, or 8.9%, compared to the same period a year ago, and are 28.6% of total revenues compared to 29.7% in the prior year. The increase is primarily due to stock-based compensation expense (increased $8.5 million), headcount-related expenses (increased $7.1 million), third-party marketing expenses (increased $2.2 million), and professional services expenses (increased $1.9 million), offset partially by a decrease in bad debt expense (decreased $1.6 million). Stock-based compensation expense in the prior year was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $126.5 million for the twelve months ended March 31, 2025, an increase of $16.3 million, or 14.8%, compared to the same period a year ago, and are 17.0% of total revenues compared to 16.7% in the prior year period. The increase is primarily due to stock-based compensation expense (increased $11.0 million) and professional services expenses (increased $8.5 million), offset partially by a decrease in transformation costs (decreased $1.9 million). Stock-based compensation expense in the prior year was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $8.0 million for the twelve months ended March 31, 2025, a decrease of $3.7 million compared to the same period a year ago. The current year costs are primarily related to termination benefits for employees whose positions were or will be eliminated. The prior year costs primarily included $4.2 million related to termination benefits for employees whose positions were eliminated, $2.9 million related to the impairment of APAC goodwill, $2.8 million of third-party merger costs associated with the Habu acquisition, and $1.8 million in lease impairments and restructuring.

Income from Operations and Operating Margin

Income from operations was $5.4 million for the twelve months ended March 31, 2025 compared to income from operations of $11.4 million in the same period a year ago. Operating margin was 0.7% compared to 1.7% in the prior year period. Margins were negatively impacted by increased stock-based compensation (increased $36.7 million). Stock-based compensation in the prior year was favorably impacted due to the acceleration of stock-based compensation expense in the fourth quarter of fiscal 2023.

Total Other Income and Income Taxes

Total other income, net was $17.4 million for the twelve months ended March 31, 2025 compared to $23.0 million in the same period a year ago. The decrease is primarily attributable to lower invested cash balances in the current year. Invested cash balances are lower primarily due to the acquisition of Habu in the fourth quarter of last year.

Income tax expense was $25.3 million on income from continuing operations before income taxes of $22.8 million for the twelve months ended March 31, 2025, resulting in a 111.0% effective tax rate. This compares to a prior year income tax expense of $24.3 million on income from continuing operations before income taxes of $34.4 million, or a 70.6% effective tax rate. Tax expense for all periods reflects the impact of the valuation allowance and nondeductible stock-based compensation. In accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, research and development expenditures are required to be capitalized and amortized over five years (15 years for foreign-based costs). Due to the valuation allowance, the Company has not recorded a deferred tax benefit for future amortization deductions.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $1.7 million for the twelve months ended March 31, 2025 compared to $1.8 million in the prior year. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During the twelve months ended March 31, 2025 and 2024, the Company recovered certain previously paid state income taxes, net of fees, arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At March 31, 2025, approximately $20.6 million of the total cash balance of $413.3 million, or approximately 5.0%, was located outside of the United States.

Trade accounts receivable, net balances were $186.2 million at March 31, 2025, a decrease of $4.1 million, compared to $190.3 million at March 31, 2024. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 89 days at March 31, 2025, compared to 101 days at March 31, 2024. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2024, DSO at March 31, 2025 was positively impacted by approximately three days as the increased impact of Data Marketplace gross accounts receivable was offset by collections of Data Marketplace receivables. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at March 31, 2025 totaled $408.7 million, a $23.2 million increase when compared to $385.5 million at March 31, 2024.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the short-term (the next 12 months) and separately in the long-term (beyond the next 12 months). However, in light of the recent tariffs and other trade restrictions, risk of recession, the military conflicts in Europe and the Middle East, cost increases, high interest rates, capital markets volatility and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the twelve months ended
	March 31,
	2025	2024

Net cash provided by operating activities	$153,965	$105,656
Net cash provided by (used in) investing activities	$21,392	$(173,680)
Net cash used in financing activities	$(102,696)	$(59,115)
Net cash provided by discontinued operations	$1,688	$1,790

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

Net cash provided by operating activities for the twelve months ended March 31, 2025 was $154.0 million and resulted primarily from operating results adjusted for non-cash items of $122.7 million and changes in operating assets and liabilities of $31.2 million. The largest source of net cash provided by changes in operating assets and liabilities was an increase in deferred revenue of $14.9 million. The change in deferred revenue is primarily due to growth in quarterly and annual upfront billings to customers.

Net cash provided by operating activities for the twelve months ended March 31, 2024 was $105.7 million and resulted primarily from operating results adjusted for non-cash items of $100.6 million and changes in operating assets and liabilities of $5.1 million. Net cash provided by operating assets and liabilities was primarily related to a decrease in refundable income taxes of $22.3 million primarily related to a $29.2 million Internal Revenue Service refund related to the twelve months ended March 31, 2021, an increase in accounts payable and other liabilities of $8.5 million and an increase in deferred revenue of $8.3 million, offset partially by an increase in accounts receivable of $32.3 million and an increase in deferred commissions of $11.1 million. The change in accounts payable and other liabilities is primarily due to the increased accrual of annual incentive compensation and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

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

Net cash provided by investing activities for the twelve months ended March 31, 2025 was $21.4 million and consisted of the proceeds from the sale of short-term investments of $27.0 million and proceeds from the sale of a strategic investment of $0.8 million, partially offset by purchases of short-term investments of $2.0 million, cash paid related to the Habu acquisition of $2.0 million, the purchases of strategic investments of $1.4 million, and capital expenditures of $1.0 million.

Net cash used in investing activities for the twelve months ended March 31, 2024 was $173.7 million and consisted of the acquisition of Habu of $170.3 million, capital expenditures of $4.3 million, purchases of strategic investments of $1.0 million, and purchases of short-term investments of $48.9 million partially offset by the proceeds from the sale of short-term investments of $50.8 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

Net cash used in financing activities in the twelve months ended March 31, 2025 was $102.7 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $101.2 million (3.8 million shares), and $10.3 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $8.8 million of proceeds from the sale of common stock from our equity compensation plans.

Net cash used in financing activities in the twelve months ended March 31, 2024 was $59.1 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $60.5 million (2.1 million shares), and $5.8 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $7.2 million of proceeds from the sale of common stock from our equity compensation plans.

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

During the twelve months ended March 31, 2025, the Company repurchased 3.8 million shares of its common stock for $101.1 million under the modified common stock repurchase program. The repurchase amounts included in the fiscal 2025 consolidated statements of stockholders equity and the consolidated statements of cash flows included amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022. Through March 31, 2025, the Company had repurchased a total of 41.5 million shares of its common stock for $1.0 billion under the program, leaving remaining capacity of $256.2 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at March 31, 2025 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $30.3 million as the Company is not able to predict the periods in which the payments will be made.

	For the years ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$9,577	$9,055	$9,192	$8,886	$2,591	$1,708	$41,009

Future minimum payments as of March 31, 2025 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2026: $1,799.

	For the years ending March 31,
	2026	2027	2028	Total
Purchase commitments	$26,029	$8,359	$3,375	$37,763

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Accounting Pronouncements Adopted During the Current Year" and “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements accompanying this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
LiveRamp Holdings, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of LiveRamp Holdings, Inc. and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the sufficiency of audit evidence over revenue
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded $745.6 million of total revenues for the year ended March 31, 2025, of which $568.9 million was subscription related, and $176.7 million was marketplace and other related.

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

/s/ KPMG LLP

We have served as the Company's auditor since 2003.

Dallas, Texas
May 21, 2025

Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$413,331	$336,867
Restricted cash	595	2,604
Short-term investments	7,500	32,045
Trade accounts receivable, net	186,169	190,313
Refundable income taxes, net	9,708	8,521
Other current assets	38,886	31,682
Total current assets	656,189	602,032

Property and equipment, net of accumulated depreciation and amortization	6,184	8,181
Intangible assets, net	20,167	34,583
Goodwill	501,756	501,756
Deferred commissions, net	44,452	48,143
Other assets, net	30,623	36,748
	$1,259,371	$1,231,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$112,271	$81,202
Accrued payroll and related expenses	50,776	61,575
Other accrued expenses	38,586	42,857
Deferred revenue	45,885	30,942
Total current liabilities	247,518	216,576

Other liabilities	62,994	65,732

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value (authorized 1 million shares; issued 0 shares at March 31, 2025 and 2024, respectively)	—	—
Common stock, $0.10 par value (authorized 200 million shares; issued 159.2 million and 155.9 million shares at March 31, 2025 and 2024, respectively)	15,918	15,594
Additional paid-in capital	2,045,316	1,933,776
Retained earnings	1,313,358	1,314,172
Accumulated other comprehensive income	4,295	3,964
Treasury stock, at cost (93.8 million and 89.7 million shares at March 31, 2025 and 2024, respectively)	(2,430,028)	(2,318,371)
Total stockholders' equity	948,859	949,135
	$1,259,371	$1,231,443

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the twelve months ended
	March 31,
	2025	2024	2023
Revenues	$745,580	$659,661	596,583
Cost of revenue	215,910	179,489	170,084
Gross profit	529,670	480,172	426,499
Operating expenses
Research and development	176,668	151,201	189,195
Sales and marketing	213,106	195,693	202,437
General and administrative	126,499	110,166	125,351
Gains, losses and other items, net	7,993	11,708	35,316
Total operating expenses	524,266	468,768	552,299
Income (loss) from operations	5,404	11,404	(125,800)
Total other income, net	17,436	22,957	6,946
Income (loss) from continuing operations before income taxes	22,840	34,361	(118,854)
Income tax expense	25,342	24,270	5,252
Net earnings (loss) from continuing operations	(2,502)	10,091	(124,106)
Earnings from discontinued operations, net of tax	1,688	1,790	5,404
Net earnings (loss)	$(814)	$11,881	$(118,702)

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.15	(1.87)
Discontinued operations	$0.03	$0.03	0.08
Basic earnings (loss) per share	$(0.01)	$0.18	$(1.79)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.15	(1.87)
Discontinued operations	$0.03	$0.03	0.08
Diluted earnings (loss) per share	$(0.01)	$0.17	$(1.79)

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the twelve months ended
	March 31,
	2025	2024	2023
Net earnings (loss)	$(814)	$11,881	(118,702)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	331	(540)	(1,226)
Comprehensive income (loss)	$(483)	$11,341	(119,928)

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Employee stock awards, benefit plans and other issuances	422,840	43	8,790	—	—	(329,582)	(10,332)	(1,499)
Non-cash stock-based compensation	38,201	4	103,027	—	—	—	—	103,031
Restricted stock units vested	2,772,149	277	(277)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(3,762,416)	(101,325)	(101,325)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	331	—	—	331
Net loss	—	—	—	(814)	—	—	—	(814)
Balances at March 31, 2025	159,176,452	$15,918	$2,045,316	$1,313,358	$4,295	(93,760,959)	$(2,430,028)	$948,859

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the twelve months ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$(814)	$11,881	$(118,702)
Earnings from discontinued operations, net of tax	(1,688)	(1,790)	(5,404)
Non-cash operating activities:
Depreciation and amortization	17,207	11,508	20,787
Loss on disposal or impairment of assets	85	1,219	4,137
Lease-related impairment and restructuring charges	14	1,769	27,545
Gain on sale of strategic investments	(515)	—	(194)
Loss on marketable equity securities	206	—	—
Provision for doubtful accounts	695	2,254	1,776
Impairment of goodwill	—	2,875	—
Deferred income taxes	(447)	(458)	115
Non-cash stock compensation expense	107,979	71,304	125,800
Changes in operating assets and liabilities:
Accounts receivable, net	3,547	(32,336)	(12,123)
Deferred commissions	3,691	(11,113)	(6,436)
Other assets	2,105	9,426	7,705
Accounts payable and other liabilities	3,573	8,508	(15,369)
Income taxes	3,430	22,275	596
Deferred revenue	14,897	8,334	4,208
Net cash provided by operating activities	153,965	105,656	34,441

Cash flows from investing activities:
Capital expenditures	(1,042)	(4,255)	(4,696)
Cash paid in acquisitions, net of cash received	(1,951)	(170,281)	—
Purchases of investments	(1,967)	(48,894)	(28,197)
Proceeds from sales of investments	26,989	50,750	3,000
Purchases of strategic investments	(1,400)	(1,000)	(500)
Proceeds from sale of strategic investment	763	—	1,394
Net cash provided by (used in) investing activities	21,392	(173,680)	(28,999)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	8,833	7,222	6,259
Shares repurchased for tax withholdings upon vesting of stock-based awards	(10,331)	(5,835)	(2,272)
Acquisition of treasury stock	(101,198)	(60,502)	(149,997)
Net cash used in financing activities	(102,696)	(59,115)	(146,010)
Net cash provided by (used in) continuing operations	72,661	(127,139)	(140,568)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the twelve months ended March 31,
	2025	2024	2023

Cash flows from discontinued operations:
From operating activities	1,688	1,790	5,404
Net cash provided by discontinued operations	1,688	1,790	5,404
Effect of exchange rate changes on cash	106	372	(550)

Net change in cash, cash equivalents and restricted cash	74,455	(124,977)	(135,714)
Cash, cash equivalents and restricted cash at beginning of period	339,471	464,448	600,162
Cash, cash equivalents and restricted cash at end of period	$413,926	$339,471	$464,448

Supplemental cash flow information:
Cash paid for income taxes, net from continuing operations	$22,548	$2,465	$5,801
Cash received for income taxes, net from discontinued operations	(2,486)	(2,765)	(8,332)
Cash received for tenant improvement allowances	(2,628)	—	—
Cash paid for operating lease liabilities	9,798	10,293	8,243
Operating lease assets obtained in exchange for operating lease liabilities	2,327	11,825	69
Operating lease assets, and related lease liabilities, relinquished in lease terminations	(595)	(4,486)	(6,781)
Purchases of property, plant and equipment remaining unpaid at period end	20	104	47
Marketable equity securities obtained in disposition of strategic investment	652	—	—
Excise tax payable on net stock repurchases	128	—	—

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a leading data collaboration technology company, empowering marketers and media owners to deliver and measure marketing performance everywhere it matters. LiveRamp’s data collaboration network seamlessly unites data across advertisers, platforms, publishers, data providers, and commerce media networks — unlocking deep insights, delivering transformational consumer experiences, and driving measurable growth. Built on a foundation of strict neutrality, interoperability, and global scale, LiveRamp enables organizations to maximize the value of their data while accelerating innovation. Trusted by many of the world’s leading brands, retailers, financial services providers, and healthcare innovators, LiveRamp is helping shape the future of responsible data collaboration in an AI-driven, outcomes-focused world where advertisers reach intended audiences and consumers receive more relevant advertising messages.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global customer base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct customer list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, information services, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment and non-profit. Through our expansive partner ecosystem we serve thousands of additional companies, unlocking access to unique customer moments and creating powerful network effects.

Basis of Presentation and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and Updates (“ASC” and "ASU"), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC"). Our fiscal year ends on March 31. References to fiscal 2025, for example, are to the twelve months ended March 31, 2025.

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

As of March 31, 2025, the impacts to the Company's business due to risks related to tariffs and other trade restrictions, geopolitical developments and macroeconomic factors, such as rising interest rates, inflation, bank failures, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company's estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

Operating Segments -

We apply the provisions of ASC 280, Segment Reporting, to our segment disclosures. The segment disclosures may be found in Note 17, "Segment and Geographic Information."

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

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	Twelve Months Ended March 31,
	2025	2024	2023
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(2,502)	$10,091	$(124,106)
Earnings from discontinued operations, net of tax	1,688	1,790	5,404
Net earnings (loss)	$(814)	$11,881	$(118,702)

Basic weighted-average shares outstanding	66,126	66,266	66,352
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method	—	1,652	—
Diluted weighted-average shares outstanding	66,126	67,918	66,352

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.15	$(1.87)
Discontinued operations	0.03	0.03	0.08
Basic earnings (loss) per share:	$(0.01)	$0.18	$(1.79)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.15	$(1.87)
Discontinued operations	0.03	0.03	0.08
Diluted earnings (loss) per share:	$(0.01)	$0.17	$(1.79)

Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	1,354	1,112	2,376

Earnings per share totals may not sum due to rounding.

Significant Accounting Policies

Cash and Cash Equivalents -

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash held in bank deposit accounts and short-term, highly liquid money market fund investments and U.S. Treasury securities with remaining maturities of three months or less at the date of purchase.

Investments -

Investments primarily consist of U.S. Treasury securities and certificates of deposit. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. These investments are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income, a separate component of stockholders' equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification. We did not recognize any gains or losses in the twelve months ended March 31, 2025, 2024 or 2023.

Beginning in fiscal 2025, the Company also holds immaterial, non-controlling investments in publicly held equity securities that are recorded in other current assets in the consolidated balance sheets. Changes in the fair value are measured on a recurring basis and recognized within total other income, net in the consolidated statements of operations. The fair value changes resulted in a net loss of $0.2 million for the twelve months ended March 31, 2025 due to net changes in the underlying stock prices of those investments.

Strategic Investments -

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the consolidated statements of operations. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations as other expense, net of tax. During the twelve months ended March 31, 2023, the Company recorded a $4.0 million impairment of a strategic investment that is recorded in other income, net in the consolidated statement of operations. There were no impairment charges for the twelve months ended March 31, 2025 or 2024.

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

Identification of the contract

We consider the terms and conditions of the contract and our customary business practices when identifying our contracts under ASC 606. We determine we have a contract with a customer when the contract or contract modification is approved and the parties are committed to performing their respective obligations, we can identify each party's rights regarding the services to be transferred, we can identify the payment terms for the services, we have determined the contract has commercial substance, and we have determined that collection of at least some of the contract consideration is probable. At contract inception we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the single or combined contract includes one or multiple performance obligations. We apply judgment in determining the customer's ability to pay, which is based on a variety of factors, including the customer's historical payment experience.

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

Accounts Receivable

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in trade accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $18.5 million at March 31, 2025 and $17.5 million at March 31, 2024.

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

A summary of the activity of the allowance for credit losses, returns and credits was (dollars in thousands):

Twelve months ended:	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
March 31, 2023	$9,961	1,776	10	(2,403)	$9,344
March 31, 2024	$9,344	2,254	755	(3,154)	$9,199
March 31, 2025	$9,199	695	7	(2,203)	$7,698

Deferred Revenue

Deferred revenue consists of amounts billed in excess of revenue recognized. Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Deferred Commissions, net -

The Company capitalizes incremental costs to acquire contracts and amortizes them on a straight-line basis over the expected period of benefit, which we have determined to be four years. Net amortized costs of $3.7 million were recognized as an increase in operating expense during the twelve months ended March 31, 2025. Net capitalized costs of $11.1 million were recognized as a reduction of operating expense during the twelve months ended March 31, 2024. We did not recognize any impairment charges during the twelve months ended March 31, 2025, 2024, or 2023.

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

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have three reporting units. We completed our annual impairment test during the first quarter of fiscal 2025 and assessed whether there were any triggering events quarterly. We recognized $2.9 million of goodwill impairment charges in the twelve months ended March 31, 2024. We did not recognize any goodwill impairment charges in the twelve months ended March 31, 2025 or 2023.

Intangible Assets -

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in the twelve months ended March 31, 2025, 2024 or 2023.

During fiscal 2025, our intangible assets were amortized over their estimated useful lives ranging from one year to four years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	1.8
Customer relationships	1.8

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

At both March 31, 2025 and March 31, 2024, there was one customer that represented more than 10% of our trade accounts receivable balance. Our ten largest customers represented approximately 25% of our revenues in the twelve months ended March 31, 2025, and 27% of our revenues in the twelve months ended March 31, 2024. There were no customers that individually exceeded 10% of our revenue in fiscal years 2025 or 2024.

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

Advertising Expense -

Advertising costs are expensed as incurred. Advertising expense was approximately $13.8 million, $11.5 million, and $12.9 million for the twelve months ended March 31, 2025, 2024 and 2023, respectively. Advertising expense is included in operating expenses in the consolidated statements of operations.

Legal Contingencies -

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 13, "Commitments and Contingencies" provides additional information regarding certain of our legal contingencies.

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

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the talent and compensation committee of the board of directors (“talent and compensation committee”) under which options and restricted stock units were outstanding as of March 31, 2025.

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

Accounting Pronouncements Adopted During the Current Year -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.	April 1, 2024. The ASU is effective for the Company’s annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026.	ASU 2023-07 affects financial statement disclosure only, and its adoption did not affect our results of operations or financial condition.

Recent accounting pronouncements not yet adopted -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income tax paid.	The updated standard is effective for us beginning in fiscal 2026. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses.	The updated standard is effective for us beginning in fiscal 2028. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the twelve months ended March 31,
Primary Geographical Markets	2025	2024
United States	$704,653	$618,526
Europe	34,308	34,109
Asia-Pacific ("APAC")	5,208	5,896
Other	1,411	1,130
	$745,580	$659,661

Major Offerings/Services
Subscription	$568,880	$513,641
Marketplace and Other	176,700	146,020
	$745,580	$659,661

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $710.5 million as of March 31, 2025, of which $471.4 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by March 31, 2029.

3. LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	March 31, 2025	March 31, 2024
Right-of-use assets included in other assets, net	$19,341	$24,471
Short-term lease liabilities included in other accrued expenses	$9,351	$10,125
Long-term lease liabilities included in other liabilities	$26,939	$32,097

Supplemental balance sheet information:
Weighted average remaining lease term	4.5 years	5.3 years
Weighted average discount rate	5.4%	5.3%

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

The components of lease cost, net for the twelve months ended March 31, 2025 and 2024, respectively, were as follows (dollars in thousands):

	For the twelve months ended March 31,
	2025	2024
Operating lease costs	$7,797	$9,170
Operating sublease income	1,251	—
Total leases costs, net	$6,546	$9,170

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less and excluding ASC 840 leases related to restructuring plans) as of March 31, 2025 (dollars in thousands):

Fiscal year:	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
2026	$9,577	$(1,662)	7,915
2027	9,055	(2,084)	6,971
2028	9,192	(2,147)	7,045
2029	8,886	(2,211)	6,675
2030	2,591	(189)	2,402
Thereafter	1,708	—	1,708
Total undiscounted lease payments	41,009	(8,293)	32,716
Less: Interest and short-term leases	4,719	(1,213)	3,506
Total discounted operating lease liabilities	$36,290	$(7,080)	$29,210

Future minimum payments as of March 31, 2025 related to ASC 840 lease liabilities under restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 4) are as follows (dollars in thousands): Fiscal 2026: $1.8 million.

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, ROU asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the twelve months ended March 31, 2025 and 2024. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statements of operations. The reserve balances are included in accrued payroll and related expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2023	$759	$4,873	$5,632
Restructuring charges and adjustments	4,227	(148)	4,079
Payments	(3,306)	(1,800)	(5,106)
Balances at March 31, 2024	$1,680	$2,925	$4,605
Restructuring charges and adjustments	7,940	(72)	7,868
Payments	(6,091)	(948)	(7,039)
Balances at March 31, 2025	$3,529	$1,905	$5,434

Employee-related Restructuring Plans

During the twelve months ended March 31, 2025, the Company recorded a total of $7.9 million in employee-related restructuring charges and adjustments. The expense included $7.7 million of severance and other employee-related charges in the United States, Europe, and APAC, $0.2 million in adjustments to the fiscal 2024 employee-related restructuring plans for employees in the United States and APAC, and $0.1 million in adjustments to the fiscal 2021 employee-related restructuring plans for employees in the United States. Of the fiscal 2025 employee-related restructuring plans, $3.5 million remained accrued as of March 31, 2025 and is expected to be paid during fiscal 2026.

During the twelve months ended March 31, 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. Of the fiscal 2024 employee-related restructuring plans, $0.1 million remained accrued as of March 31, 2025 and is expected to be paid during fiscal 2026.

During the twelve months ended March 31, 2021, the Company recorded a total of $1.7 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States and Europe. The remaining fiscal 2021 employee-related charges were paid during fiscal 2025.

Lease-related Impairments and Restructuring Plans

During the twelve months ended March 31, 2023, the Company initiated a restructuring plan to lower its operating expenses by reducing its global real estate footprint. As part of this plan, we exited a total of eight leased office spaces. Of those, five were located in the United States: one in Boston, one in Philadelphia, one in Phoenix, and two floors of leased office space in San Francisco. The three remaining spaces were located in Europe: one in the Netherlands, one floor of leased office space in London, England, and one floor of leased office space in Paris, France. During the twelve months ended March 31, 2025, we transitioned our London office from a sublease to a lease directly with the landlord and exited our offices in Singapore and Tokyo.

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in combined impairment charges totaling $26.5 million during the twelve months ended March 31, 2024 and March 31, 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.7 million in combined lease-related restructuring charges and adjustments during the twelve months ended March 31, 2023, 2024, and 2025 that covered other obligations related to the leased office spaces in San Francisco and Phoenix. Of the combined fiscal 2023, 2024, and 2025 lease-related restructuring charges of $2.7 million, $1.4 million remained accrued as of March 31, 2025 and will be satisfied over the remainder of the San Francisco lease terms, which continues through April 2029.

During the twelve months ended March 31, 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through March 31, 2025, the Company has recorded a total of $7.4 million of restructuring charges and adjustments related to this lease. Of the amount accrued for this facility lease, $0.5 million remained accrued at March 31, 2025.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	Twelve Months Ended March 31,
	2025	2024	2023
Employee-related restructuring plan charges	$7,940	$4,227	$7,792
Lease-related restructuring plan charges and adjustments	(72)	(148)	2,946
ROU asset group impairments and adjustments	85	1,946	24,599
Goodwill impairment	—	2,875	—
Acquisition related costs	40	2,795	(21)
Other	—	13	—
	$7,993	$11,708	$35,316

5. ACQUISITIONS:

Habu

On January 31, 2024, the Company completed the acquisition of Habu, a data clean room software provider that works with global brands and companies to securely share first-party customer data with business partners and publishers to enable more effective and personalized marketing. This acquisition empowers the Company to deliver scale and simplicity to our customers. Through our combined offering, companies will have one, simple platform to measure campaigns across all walled gardens, programmatic, and media channels while connecting data seamlessly across any cloud, warehouse, or clean room. The results of operations for Habu since the closing date have been included in the Company's consolidated financial statements for the twelve months ended March 31, 2024. The acquisition date fair value of the consideration for Habu was approximately $173.4 million, which consisted of the following (dollars in thousands):

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to expectations to the development of future technology. The goodwill balance is not deductible for U.S. income tax purposes. The Company recognized the assets and liabilities acquired based on its preliminary estimates of their fair values as of the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of the estimated lives of depreciable tangible and identifiable intangible assets) required significant judgment. As of March 31, 2025, the Company has completed its analysis of deferred income taxes. There was no material adjustment to the fair value assigned to deferred income taxes that was based on the information that was available as of the date of the acquisition.

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

6. DISCONTINUED OPERATIONS:

Acxiom Marketing Solutions ("AMS") business

During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During the twelve months ended March 31, 2025, 2024 and 2023, the Company recovered $1.7 million, $1.8 million, and $5.4 million, respectively, net of tax and fees, of certain previously paid state income taxes arising from the sale of AMS.

7. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2025	March 31, 2024
Prepaid expenses and other	$22,973	$17,398
Assets of non-qualified retirement plan	15,913	14,284
Other current assets	$38,886	$31,682

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2025	March 31, 2024
Long-term prepaid revenue share	$2,164	$4,714
Right-of-use assets (see Note 3)	19,341	24,471
Deferred tax asset	1,982	1,636
Deposits	2,832	3,125
Strategic investments	3,200	2,700
Other miscellaneous noncurrent assets	1,104	102
Other assets, net	$30,623	$36,748

8. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	March 31, 2025	March 31, 2024
Leasehold improvements	$14,508	$14,147
Data processing equipment	5,425	5,915
Office furniture and other equipment	3,880	5,332
	23,813	25,394
Less accumulated depreciation and amortization	(17,629)	(17,213)
Property and equipment, net of accumulated depreciation and amortization	$6,184	$8,181

Depreciation expense on property and equipment was $2.8 million, $2.7 million, and $4.0 million for the twelve months ended March 31, 2025, 2024, and 2023, respectively.

9. GOODWILL:

Each quarter, the Company considers whether indicators of impairment exist such that additional impairment testing may be necessary. During fiscal year 2024, triggering events occurred that required the Company to test the recoverability of goodwill associated with its APAC reporting unit. The triggering event was the restructuring of operations in the APAC region. Accordingly, we tested goodwill for impairment and determined that the fair value of the APAC reporting unit had decreased, resulting in complete impairment of the goodwill amount of $2.9 million. In order to estimate the fair value of the APAC reporting unit, management utilized a discounted cash flow model, classified in level 3 in the fair value hierarchy, as well as considered market multiples of guideline public companies.

Changes in goodwill for the twelve months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

Total
Balance at March 31, 2023	$363,116
Impairment	(2,875)
Acquisition of Habu (see Note 5)	141,641
Change in foreign currency translation adjustment	(126)
Balance at March 31, 2024	$501,756
Purchase price accounting adjustment related to acquisition of Habu	(14)
Change in foreign currency translation adjustment	14
Balance at March 31, 2025	$501,756

Goodwill by geography as of March 31, 2025 was:

Total
U.S.	$501,756

10. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, trade names, and publisher and data supply relationships.  Intangible assets are summarized as follows (dollars in thousands):

	March 31, 2025	March 31, 2024
Developed technology, gross	$94,000	$102,076
Accumulated amortization	(75,666)	(70,743)
Net developed technology	$18,334	$31,333

Customer relationship/trade name, gross	$30,000	$37,882
Accumulated amortization	(28,167)	(34,632)
Net customer relationship/trade name	$1,833	$3,250

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(16,000)
Net publisher/data supply relationships	$—	$—

Total intangible assets, gross	$140,000	$155,958
Total accumulated amortization	(119,833)	(121,375)
Total intangible assets, net	$20,167	$34,583

Total amortization expense related to intangible assets was $14.4 million, $8.8 million, and $16.8 million for the twelve months ended March 31, 2025, 2024, and 2023, respectively.

The following table presents the estimated future amortization expenses related to intangible assets (dollars in thousands).

Fiscal Year:	Amount
2026	$11,000
2027	9,167
$20,167

11. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31, 2025	March 31, 2024
Liabilities of non-qualified retirement plan	$15,913	$14,284
Short-term lease liabilities (see Note 3)	9,351	10,125
Habu consideration holdback (see Note 5)	813	—
Other miscellaneous accrued expenses	12,509	18,448
Other accrued expenses	$38,586	$42,857

12. OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	March 31, 2025	March 31, 2024
Uncertain tax positions	$30,284	$25,289
Long-term lease liabilities (see Note 3)	26,939	32,097
Lease restructuring accruals and related sublease deposits	1,905	3,957
Deferred tax liabilities	242	224
Other	3,624	4,165
Other liabilities	$62,994	$65,732

13. COMMITMENTS AND CONTINGENCIES:

Legal Matters

On January 24, 2025, a purported class action styled Riganian et al v. LiveRamp Holdings, Inc. and LiveRamp, Inc. (Case No. 4:25-cv-824-JST) was filed in the United States District Court for the Northern District of California against the Company and LiveRamp, Inc., alleging claims based on the California Constitution, the common law protections against intrusion upon seclusion, the California Invasion of Privacy Act, the Federal Wiretap Act and unjust enrichment. The lawsuit seeks certification of classes of California and national consumers, unspecified monetary damages, costs and attorneys’ fees and other relief (including injunctive and declaratory relief). The Company intends to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

The Company is involved in various other claims and legal proceedings that arise in the ordinary course of business. Management routinely assesses the likelihood of adverse judgments or outcomes to these matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. The Company records accruals for these matters to the extent that management concludes a loss is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. These accruals are reflected in the Company's consolidated financial statements and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertinent to a particular matter. In management’s opinion, the Company has made appropriate and adequate accruals for these matters, and management believes the probability of a material loss beyond the amounts accrued to be remote. However, the ultimate liability for these matters is uncertain, and if accruals are not adequate, an adverse outcome could have a material effect on the Company’s consolidated financial condition or results of operations. The Company maintains insurance coverage above certain limits.

Commitments

The following table presents the Company’s purchase commitments at March 31, 2025.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $30.3 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	For the years ending March 31,
	2026	2027	2028	Total
Purchase commitments	$26,029	$8,359	$3,375	$37,763

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

14. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION:

The Company has authorized 200.0 million shares of $0.10 par value common stock and 1 million shares of $1.00 par value preferred stock. The board of directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends, and the shares could be issued in multiple series with different rights and preferences. There has not been any preferred stock activity in the periods presented.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on August 14, 2024, to authorize an additional $200.0 million in share repurchases and extend the term of the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.3 billion of its common stock through the period ending December 31, 2026. During the twelve months ended March 31, 2025, the Company repurchased 3.8 million shares of its common stock for $101.1 million under the stock repurchase program. During the twelve months ended March 31, 2024, the Company repurchased 2.1 million shares of its common stock for $60.5 million under the stock repurchase program. During the twelve months ended March 31, 2023, the Company repurchased 6.1 million shares of its common stock for $150.0 million under the stock repurchase program. The repurchase amounts included in the fiscal 2025 consolidated statements of stockholders equity and the consolidated statements of cash flows included amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022. Through March 31, 2025, the Company has repurchased 41.5 million shares of its common stock for $1.0 billion, leaving remaining capacity of $256.2 million under the stock repurchase program.

The Company paid no dividends on its common stock for any of the years reported.

Stock-based Compensation Plans

The Company has stock option, equity compensation, and stock purchase plans for which a total of 51.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2025, there were a total of 7.1 million shares available for future grants under the plans, of which 0.7 million shares relate to the Company's qualified employee stock purchase plan.

During the twelve months ended March 31, 2025, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the plan by 2.5 million shares. The amendment received shareholder approval at the August 2024 annual shareholders' meeting. This increased the plan shares from 46.4 million shares at March 31, 2024 to 48.9 million shares beginning in the quarter ended September 30, 2024 and increased the total number of shares reserved for issuance since inception of all plans from 49.0 million shares at March 31, 2024 to 51.5 million shares beginning in the quarter ended September 30, 2024.

During the twelve months ended March 31, 2024, the board of directors voted to amend the 2005 Plan to increase the number of shares available under the plan by 4.0 million shares. The amendment received shareholder approval at the August 2023 annual shareholders' meeting. This increased the plan shares from 42.4 million shares at March 31, 2023 to 46.4 million shares beginning in the quarter ended September 30, 2023 and increased the total number of shares reserved for issuance since inception of all plans from 45.0 million shares at March 31, 2023 to 49.0 million shares beginning in the quarter ended September 30, 2023.

During the twelve months ended March 31, 2023, the board of directors voted to amend the 2005 Plan to increase the number of shares available under the plan by 4.5 million shares. The amendment received shareholder approval at the August 2022 annual shareholders' meeting (the "2022 Annual Meeting"), bringing the plan shares from 37.9 million shares at March 31, 2022 to 42.4 million shares beginning in the quarter ended September 30, 2022. The board of directors also voted to amend the LiveRamp Holdings, Inc. Employee Stock Purchase Plan (the "ESPP") to increase the number of shares available under the plan by 1.0 million shares. The amendment received shareholder approval at the 2022 Annual Meeting bringing the ESPP shares from 0.4 million shares at March 31, 2022 to 1.4 million shares beginning in the quarter ended September 30, 2022. These actions bring the total number of shares reserved for issuance since inception of all plans from 39.5 million shares at March 31, 2022 to 45.0 million shares beginning in the quarter ended September 30, 2022.

During the twelve months ended March 31, 2023, the board of directors voted to further amend the Company's 2005 Plan. The 2005 Plan was amended to provide that, in the event of a participant’s retirement on or after age 65 with at least five years of service, awards held by the participant at retirement will continue to vest in accordance with their terms. This amendment to the 2005 Plan impacted stock-based compensation expense by accelerating $5.4 million of expense recognition into fiscal 2023 that would have otherwise been recognized over future reporting periods through the quarter ending December 31, 2025.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the twelve months ended March 31, 2025, 2024, and 2023, by award type, was (dollars in thousands):

	For the twelve months ended March 31,
	2025	2024	2023
Stock options	$3,236	$1,014	$968
Restricted stock units, time-vesting	82,715	56,583	105,147
Restricted stock units, performance based	13,359	7,403	6,796
Diablo restricted stock awards	—	—	1,126
Habu restricted stock awards	814	144	—
Data Plus Math ("DPM") acquisition consideration holdback	—	—	2,031
Acuity performance plan	—	165	815
DataFleets acquisition consideration holdback	—	2,266	5,611
Habu acquisition consideration holdback	4,879	813	—
Employee stock purchase plan	1,726	1,666	2,051
Directors stock-based compensation	1,250	1,250	1,255
Total non-cash stock-based compensation included in the consolidated statements of operations	107,979	71,304	125,800
Less expense related to liability-based equity awards	(4,948)	(3,247)	(8,449)
Total non-cash stock-based compensation included in the consolidated statements of equity	$103,031	$68,057	$117,351

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the twelve months ended March 31,
	2025	2024	2023
Cost of revenue	$6,165	$3,553	$6,317
Research and development	41,704	27,189	55,407
Sales and marketing	27,470	18,948	29,429
General and administrative	32,640	21,614	34,647
Total non-cash stock-based compensation included in the consolidated statements of operations	$107,979	$71,304	$125,800

In March 2023, the Company accelerated the vesting of certain time-vesting restricted stock units that would have otherwise vested over the following six months to take advantage of cash tax savings opportunities. This resulted in the vesting of time-vesting restricted stock units covering approximately 1.5 million shares of common stock. The Company recognized $22.6 million of compensation costs related to the accelerated vesting of these units, which is included in loss from operations in the consolidated statement of operations for the twelve months ended March 31, 2023. Of the $22.6 million of compensation costs, $0.4 million represented incremental compensation cost due to the modification and $22.1 million represented accelerated original grant date fair value compensation cost.

The following table provides the expected future expense for all of the Company's outstanding equity awards at March 31, 2025, by award type (dollars in thousands).

	For the twelve months ended March 31,
	2026	2027	2028	Total
Stock options	$2,306	$1,140	$95	$3,541
Restricted stock units	50,915	31,232	4,397	86,544
Habu restricted stock awards	44	6	—	50
Habu acquisition consideration holdback	4,879	4,067	—	8,946
Employee stock purchase plan	297	—	—	297
Expected future expense	$58,441	$36,445	$4,492	$99,378

Stock Options Activity

During the twelve months ended March 31, 2024, in connection with the acquisition of Habu, the Company replaced all unvested outstanding stock options held by Habu employees immediately prior to the acquisition with options to acquire shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original options (see Note 5). In total, the Company issued 252,364 replacement options at a weighted-average exercise price of $8.91 per share. The acquisition-date fair value of the replacement stock options was $7.9 million and was determined using a binomial lattice model. Of the $7.9 million acquisition-date fair value, $0.3 million was attributed to pre-combination service and treated as a component of purchase consideration transferred. The remaining $7.5 million of acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the remaining service period of the replacement options.

Stock option activity for the twelve months ended March 31, 2025 was:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(In years)	(In thousands)
Outstanding at March 31, 2024	622,122	$14.39
Exercised	(235,712)	$16.57		$3,526
Forfeited or canceled	(15,814)	$9.63
Outstanding at March 31, 2025	370,596	$13.20	3.8	$4,794
Exercisable at March 31, 2025	252,369	$15.00	2.0	$2,811

The aggregate intrinsic value for options exercised in the twelve months ended March 31, 2025, 2024, and 2023 was $3.5 million, $0.9 million, and $3.7 million, respectively. The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on March 31, 2025.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of March 31, 2025 was:

			Options outstanding			Options exercisable
Range of				Weighted average	Weighted average		Weighted average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$1.20	—	$9.99	186,550	7.4 years	$8.79	68,323	$7.78
$10.00	—	$19.99	174,847	0.1 years	$17.49	174,847	$17.49
$20.00	—	$24.99	9,199	1.2 years	$21.32	9,199	$21.32
			370,596	3.8 years	$13.20	252,369	$15.00

Restricted Stock Awards

During the twelve months ended March 31, 2024, in connection with the acquisition of Habu, the Company replaced the unvested outstanding restricted stock shares held by Habu employees immediately prior to the acquisition with restricted shares of LiveRamp common stock having substantially the same terms and conditions as were applicable under the original restricted stock agreement (see Note 5). The conversion calculation resulted in the issuance of 36,118 replacement restricted stock shares having an acquisition-date fair value of $1.4 million. Of the $1.4 million acquisition-date fair value, $0.1 million was attributed to pre-combination service and treated as a component of purchase consideration transferred. The remaining $1.3 million of acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the remaining service period of the replacement restricted stock shares.

Restricted stock share activity for the twelve months ended March 31, 2025 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2024	36,118	$39.48
Vested	(27,816)	$39.48
Forfeited or canceled	(6,734)	$39.48
Unvested restricted stock awards at March 31, 2025	1,568	$39.48	0.7

The total fair value of restricted stock awards vested during twelve months ended March 31, 2025 and 2023 was $0.8 million and $0.6 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested. No restricted stock awards vested during the twelve months ended March 31, 2024.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the twelve months ended March 31, 2025, the Company granted time-vesting RSUs covering 2,036,456 shares of common stock and having a fair value at the date of grant of $65.2 million. The RSUs granted in fiscal 2025 will vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

During the twelve months ended March 31, 2024, the Company granted time-vesting RSUs covering 1,783,478 shares of common stock and having a fair value at the date of grant of $48.6 million. Of the RSUs granted in fiscal 2024, 999,987 vest over three years and 783,491 vest over two years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

During the twelve months ended March 31, 2024, in connection with the acquisition of Habu, the Company replaced the unvested outstanding time-vesting RSUs held by Habu employees immediately prior to the acquisition with LiveRamp RSUs covering 410,853 shares of common stock having an acquisition-date fair value of $16.2 million (see Note 5). The replacement RSUs have substantially the same terms and conditions as were applicable under the original RSU agreement. The replacement RSUs vest subject to post-combination service requirements, as the awards were granted in conjunction with the closing of the acquisition. As a result, the acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the vesting period of the replacement RSUs. At March 31, 2025, the replacement RSUs had a remaining weighted-average contractual term of 1.8 years.

During the twelve months ended March 31, 2023, the Company granted time-vesting RSUs covering 4,352,078 shares of common stock and having a fair value at the date of grant of $107.2 million. The RSUs granted in fiscal 2023 primarily vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

RSU activity for the twelve months ended March 31, 2025 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2024	4,401,513	$31.10	1.64
Granted	2,036,456	$32.03
Vested	(2,742,210)	$30.24
Forfeited or canceled	(710,237)	$32.18
Outstanding at March 31, 2025	2,985,522	$32.27	1.76

The total fair value of RSUs vested during the twelve months ended March 31, 2025, 2024, and 2023 was $83.4 million, $45.3 million, and $71.5 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2025 plan:
During the twelve months ended March 31, 2025, the Company granted PSUs covering 465,515 shares of common stock having a fair value at the date of grant of $16.8 million. The grants were made under three separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 128,953 shares of common stock were granted having a fair value at the date of grant of $5.6 million, determined using a Monte Carlo simulation model. The units vest subject to attainment of market conditions established by the talent and compensation committee of the board of directors (“talent and compensation committee”) and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2024 to March 31, 2027.

Under the operating metrics performance plan, units covering 300,904 shares of common stock were granted having a fair value at the date of grant of $9.9 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for the twelve months ended March 31, 2025 and the twelve months ending March 31 2026 and 2027, respectfully.

Under the international operating metrics performance plan, units covering 35,658 shares of common stock were granted having a fair value at the date of grant of $1.2 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units are subject to vesting or forfeiture, 100% or 0%, respectively, based on the attainment of a performance target at the end of the performance period that is based on an international operating income metrics for the fiscal year 2027.

Fiscal 2024 plan:
During the twelve months ended March 31, 2024, the Company granted PSUs covering 666,496 shares of common stock having a fair value at the date of grant of $21.0 million. The grants were made under two separate performance plans.

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

Under the operating metrics performance plan, units covering 466,550 shares of common stock were granted having a fair value at the date of grant of $12.6 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for the twelve months ending March 31, 2024, 2025, and 2026.

Fiscal 2023 plan:
During the twelve months ended March 31, 2023, the Company granted PSUs covering 406,501 shares of common stock having a fair value at the date of grant of $10.0 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 121,951 shares of common stock were granted having a fair value at the date of grant of $3.7 million, determined using a Monte Carlo simulation model.  The units vest subject to attainment of market conditions established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2022 to March 31, 2025. As of March 31, 2025, 101,931 units, net of forfeitures, remain eligible for award under this plan. The final performance measurement resulted in approximately 66% attainment, or 67,014 shares. The shares are expected to be delivered in the first quarter of fiscal 2026 subject to talent and compensation committee approval. The remaining 34,917 units are expected to be canceled at that time.

Under the operating metrics performance plan, units covering 284,550 shares of common stock were granted having a fair value at the date of grant of $6.3 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for the twelve months ended March 31, 2023, 2024, and 2025. As of March 31, 2025, 237,837 units, net of forfeitures, remain eligible for award under this plan. The final performance measurement resulted in approximately 84% attainment, or 199,065 shares. The shares are expected to be delivered in the first quarter of fiscal 2026 subject to talent and compensation committee approval. The remaining 38,772 units are expected to be canceled at that time.

PSU activity for the twelve months ended March 31, 2025 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2024	1,095,748	$31.15	1.61
Granted	465,515	$36.00
Vested	(29,939)	$55.65
Forfeited or canceled	(135,898)	$40.23
Outstanding at March 31, 2025	1,395,426	$31.36	1.13

The total fair value of PSUs vested in the twelve months ended March 31, 2025, 2024 and 2023 was $1.0 million, $1.5 million and $3.0 million, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Consideration Holdback

During the twelve months ended March 31, 2024, in connection with the acquisition of Habu, $14.6 million of the acquisition consideration otherwise payable with respect to incentive compensation and shares of Habu common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the January 31, 2024 closing date. Vesting is subject to the Habu key employees' continued employment through each annual vesting date and will be settled in cash, shares of Company common stock, or any combination of cash and Company common stock, at the Company's discretion. Through March 31, 2025, the Company has recognized a total of $5.7 million as stock-based compensation expense related to the Habu consideration holdback. At March 31, 2025, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the consolidated balance sheet was $0.8 million. The second annual settlement of $4.9 million is expected to occur in the fourth quarter of fiscal 2026 (see Note 5).

Qualified Employee Stock Purchase Plan ("ESPP")

Under the Company's ESPP, all eligible employees are permitted to authorize payroll deductions of up to the applicable ESPP and statutory limits to purchase shares of common stock. The ESPP provides for offering periods that are every six months. ESPP purchases generally occur on May 31st and November 30th each year. At each purchase date, employees are able to purchase shares at 85% of the lower of (1) the closing market price per share of common stock on the employee's enrollment into the applicable offering period and (2) the closing market price per share of common stock on the purchase date.

The Company calculates the fair value of the ESPP purchase right using the Black-Scholes option-pricing model. Stock-based compensation expense associated with the ESPP was $1.7 million, $2.1 million and $1.8 million for the twelve months ended March 31, 2025, 2024, and 2023, respectively.

During the twelve months ended March 31, 2025, 187,764 shares of common stock were purchased under the ESPP at a weighted-average price of $26.25 per share, resulting in cash proceeds of $4.9 million over the relevant offering periods. During the twelve months ended March 31, 2024, 216,699 shares of common stock were purchased under the ESPP at a weighted-average price of $19.76 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods. During the twelve months ended March 31, 2023, 197,255 shares of common stock were purchased under the ESPP at a weighted-average price of $20.38 per share, resulting in cash proceeds of $4.0 million over the relevant offering periods.

At March 31, 2025, there was approximately $0.3 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $4.3 million and $4.0 million at March 31, 2025 and March 31, 2024, respectively, reflect accumulated foreign currency translation adjustments.

15. INCOME TAX:

Total income tax expense (benefit) was allocated as follows (dollars in thousands):

	For the twelve months ended March 31,
	2025	2024	2023
Continuing operations	$25,342	$24,270	$5,252
Discontinued operations	(2,131)	(2,332)	(7,070)
	$23,211	$21,938	$(1,818)

Income tax expense (benefit) attributable to continuing operations consists of (dollars in thousands):

	For the twelve months ended March 31,
	2025	2024	2023
Current:
U.S. Federal	$20,300	$21,014	$6,325
Non-U.S.	480	662	1086
State	4,869	3,384	(2,274)
	25,649	25,060	5,137
Deferred:
U.S. Federal	23	(101)	155
Non-U.S.	(300)	(387)	(83)
State	(30)	(302)	43
	(307)	(790)	115
Total	$25,342	$24,270	$5,252

Income (loss) before income tax attributable to U.S. and non-U.S. continuing operations consists of (dollars in thousands):

	For the twelve months ended March 31,
	2025	2024	2023
U.S.	$18,431	$33,892	$(122,994)
Non-U.S.	4,409	469	4,140
Total	$22,840	$34,361	$(118,854)

Income (loss) before income taxes, as shown above, is based on the location of the entity to which such income (loss) is attributable.  However, since such income (loss) may be subject to taxation in more than one country, the income tax expense (benefit) shown above as U.S. or non-U.S. may not correspond to the income (loss) shown above.

Below is a reconciliation of expected income tax expense (benefit), computed by applying the U.S. federal statutory rate of 21.0% to income (loss) before income taxes, to actual income tax expense from continuing operations (dollars in thousands):

	For the twelve months ended March 31,
	2025	2024	2023
Computed expected income tax expense (benefit)	$4,797	$7,216	$(24,959)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	4,407	2,494	(2,440)
Research and other tax credits	(3,621)	(3,012)	(4,363)
Nondeductible expenses	1,114	2,169	669
Stock-based compensation	4,056	2,013	3,486
Non-U.S. subsidiaries taxed at other rates	(757)	(1,036)	491
Adjustment to valuation allowances	12,460	14,209	33,197
Other, net	2,886	217	(829)
	$25,342	$24,270	$5,252

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2025 and 2024 are presented below (dollars in thousands).

	March 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$5,072	$5,849
Lease liabilities	8,453	10,107
Net operating loss carryforwards	35,268	30,408
Stock-based compensation	8,734	7,346
Nonqualified deferred compensation	2,788	2,809
Tax credit carryforwards	10,641	9,764
Capitalized research and development	58,556	45,499
Other	2,236	1,477
Total deferred tax assets	131,748	113,259
Less valuation allowance	(105,040)	(81,284)
Net deferred tax assets	26,708	31,975
Deferred tax liabilities:
Prepaid expenses	(3,546)	(2,821)
Property and equipment	(1,412)	(1,976)
Right-of-use assets	(4,657)	(6,186)
Intangible assets	(4,019)	(7,118)
Deferred commissions	(11,153)	(12,098)
Other	(181)	(364)
Total deferred tax liabilities	(24,968)	(30,563)
Net deferred tax assets	$1,740	$1,412

At March 31, 2025, the Company has net operating loss carryforwards of approximately $20.6 million and $113.6 million for U.S. federal and state income tax purposes, respectively. The federal net operating loss carryforwards can be carried forward indefinitely. Of the state net operating loss carryforwards, $18.8 million will not expire and the remainder will expire in various amounts and will completely expire if not used by 2043. The Company has foreign net operating loss carryforwards of approximately $89.1 million. Of this amount, $77.4 million will not expire. The remainder expires in various amounts and will completely expire if not used by 2031. The Company has U.S. federal credit carryforwards of $1.0 million, which will expire if not used by 2044. The Company has U.S. state credit carryforwards of $13.7 million, of which $12.1 million will not expire and the remainder will expire in various amounts and will completely expire if not used by 2039.

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

Based upon the weight of available evidence, including the Company’s history of losses from continuing operations, management believes that it is not more likely than not the Company will realize the benefits of its deductible temporary differences and net operating loss and credit carryforwards. Accordingly, the Company has established a full valuation allowance against its net U.S. federal and state deferred tax assets as of March 31, 2025 and 2024, respectively.

Based upon the Company's history of losses in certain non-U.S. jurisdictions, the Company has not recorded a benefit for current foreign losses in these jurisdictions. In addition, management believes it is not more likely than not the Company will realize the benefits of certain foreign net operating loss carryforwards and has established valuation allowances in the amount of $21.5 million against deferred tax assets in such jurisdictions. No valuation allowance has been established against deferred tax assets in non-U.S. jurisdictions in which historical profits and forecasted continuing profits exist.

The current year increase in the valuation allowance is primarily attributable to the impact of the capitalization of research and development expenditures in accordance with IRC Section 174, as modified by the Tax Cuts and Jobs Act of 2017.

The following table sets forth changes in the total gross unrecognized tax benefits for the twelve months ended March 31, 2025, 2024 and 2023 (dollars in thousands):

	For the twelve months ended March 31,
	2025	2024	2023
Balance at beginning of period	$22,922	$21,624	$23,817
Increases related to prior year tax positions	460	741	93
Decreases related to prior year tax positions	—	(246)	(522)
Increases related to current year tax positions	3,036	1,179	2,229
Settlements with taxing authorities	—	—	(166)
Lapse of statute of limitations	—	(376)	(3,827)
Balance at end of period	$26,418	$22,922	$21,624

Gross unrecognized tax benefits as of March 31, 2025 was $26.4 million, of which $22.1 million would reduce the Company’s effective tax rate in future periods if and when realized. The Company reports accrued interest and penalties related to unrecognized tax benefits in income tax expense. The combined amount of accrued interest and penalties related to tax positions on tax returns was approximately $8.6 million as of March 31, 2025. Accrued interest and penalties increased by $2.2 million during fiscal 2025.

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

16. RETIREMENT PLANS:

The Company has a qualified 401(k) retirement savings plan that covers substantially all U.S. employees.  The Company also offers a supplemental non-qualified deferred compensation plan (“SNQDC Plan”) for certain highly compensated employees. The Company matches 100% of the first 6% of each participating employee's annual aggregate contributions. The Company may also contribute additional amounts to the plans at the discretion of the board of directors.

Company contributions for the above plans amounted to approximately $13.0 million, $12.1 million, and $11.6 million in the twelve months ended March 31, 2025, 2024, and 2023, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $15.9 million and $14.3 million at March 31, 2025 and 2024, respectively.

17. SEGMENT AND GEOGRAPHIC INFORMATION:

The Company provides a data collaboration platform, essentially acting as a data collaboration hub where businesses can securely share and manage first-party consumer data with trusted partners while prioritizing data privacy and ethics. The Company has one primary business activity, its data collaboration platform, as described in the business description section of Note 1, "Organization and Summary of Significant Accounting Policies." The Company generates revenue from subscription fees from clients accessing our platform and from transactional usage-based fees from arrangements with certain publishers and addressable TV providers, and professional services fees. The platform is used by customers globally in a similar manner across geographies, channels and verticals.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer (“CEO”), manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Under ASC 280 Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our CODM. Our CODM uses net income (loss), among other measures, for budgeting and resource allocation purposes on a consolidated basis. Consolidated net income (loss) on the consolidated statements of operations is the measure of financial profit and loss most closely aligned with generally accepted accounting principles that is used by the CODM to assess performance against the Company’s annual financial plans as well as to allocate resources, such as decisions regarding headcount goals, significant contracts, internal investments and other items. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

LiveRamp’s CODM regularly reviews significant segment expenses by the nature of the cost: cost of revenue, research and development, sales and marketing, general and administrative, and gains, losses and other items, net. This is consistent with the Company’s presentation on its consolidated statements of operations. Other significant segment expenses within income (loss) from operations include depreciation and amortization expenses and stock compensation expenses that are presented in more detail in the consolidated statements of cash flows and in Note 14, "Stockholders’ Equity and Stock-Based Compensation", as well as employee related expenses, excluding stock compensation expenses, of (dollars in thousands) $360,428, $342,053, and $323,066 for each of the three years ended March 31, 2025, March 31, 2024, and March 31, 2023, respectively. Other significant segment expenses within net earnings (loss) from continuing operations include other income (expense) (primarily interest income and expense), and income tax expense (benefit) that is presented in more detail in Note 15, "Income Tax."

Since the Company operates as one operating segment, financial segment information, including significant segment expenses, profit or loss and asset information, can be found in the consolidated financial statements except for interest expense and interest income. Interest expense and interest income are included in total other income, net on the consolidated statements of operations which is detailed below (dollars in thousands).

	For the twelve months ended March 31,
	2025	2024	2023
Interest expense	$(169)	$(436)	$(366)
Interest income	17,501	24,046	11,996
Other non-operating gains/(losses)	104	(653)	(4,684)
Total other income, net	$17,436	$22,957	$6,946

Geographic information

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	For the twelve months ended March 31,
Revenue	2025	2024	2023
United States	$704,653	$618,526	$556,219
Foreign
Europe	34,308	34,109	32,210
APAC	5,208	5,896	7,470
Other	1,411	1,130	684
All Foreign	40,927	41,135	40,364

	$745,580	$659,661	$596,583

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31,
	2025	2024
United States	$596,396	$626,639
Foreign
Europe	6,122	1,993
APAC	588	656
Other	76	123
All Foreign	6,786	2,772

	$603,182	$629,411

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at March 31, 2025 and March 31, 2024 that are measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$25,402	$—	$—	$25,402
Level 1:
Money market funds	387,929	—	—	387,929
Assets of non-qualified retirement plan	—	—	15,913	15,913
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	446	446
Total	$413,331	$7,500	$16,359	$437,190

	March 31, 2024
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$33,224	$—	$—	$33,224
Level 1:
Money market funds	303,643	—	—	303,643
Assets of non-qualified retirement plan	—	—	14,284	14,284
U.S. Treasury securities	—	24,545	—	24,545
Certificates of deposit	—	7,500	—	7,500
Total	$336,867	$32,045	$14,284	$383,196

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The Company held $3.2 million and $2.7 million of strategic investments without readily determinable fair values at March 31, 2025 and March 31, 2024, respectively (see Note 7). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the consolidated balance sheets. There were no impairment charges during the twelve months ended March 31, 2025 or 2024. During fiscal 2023, the Company became aware of a pending sale and the proposed value of the transaction related to one of our strategic investments. As a result, the Company recorded a $4.0 million impairment that is recorded in other expense in the consolidated statement of operations.

Certain of the Company’s non-financial assets were measured at fair value on a nonrecurring basis during the twelve months ended March 31, 2024. Property and equipment and right-of-use assets were reduced to fair value when they were impaired as a result of the Company’s lease-related restructuring plans. For additional information, see Note 4.

During the twelve months ended March 31, 2024, triggering events occurred which required the Company to test the recoverability of goodwill associated with its APAC reporting unit. The triggering event was the restructuring of operations in the APAC region. Accordingly, we tested goodwill for impairment and determined that the fair value of the APAC reporting unit had decreased, resulting in complete impairment of the goodwill amount of $2.9 million.