Form 10-Q
period 2025-06-30
LiveRamp Holdings, Inc.
filed 2025-08-06
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of August 1, 2025 was 65,605,418.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
June 30, 2025

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

•our estimates, assumptions, projections and/or expectations regarding the Company's annualized future cost savings and expenses associated with our global workforce strategy, recent workforce restructuring, and real estate footprint reduction;

•statements regarding our liquidity needs or containing a projection of revenues, operating income (loss), income (loss), earnings (loss) per share, capital expenditures, research and development spending, dividends, capital structure, income taxes, or other financial items;
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
Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission ("SEC") on May 21, 2025 and in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and those described from time to time in our future reports filed with the SEC;
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
•general and global negative conditions, risks related to tariffs and other trade restrictions, risk of recession, high interest rates, the military conflicts in Europe and the Middle East, capital markets volatility, government shutdowns, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of the changes to U.S. federal tax law.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2025	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$363,612	$413,331
Restricted cash	—	595
Short-term investments	7,500	7,500
Trade accounts receivable, net	219,804	186,169
Refundable income taxes, net	6,125	9,708
Other current assets	35,386	38,886
Total current assets	632,427	656,189

Property and equipment, net of accumulated depreciation and amortization	6,052	6,184
Intangible assets, net	17,417	20,167
Goodwill	502,175	501,756
Deferred commissions, net	43,782	44,452
Other assets, net	30,242	30,623
	$1,232,095	$1,259,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$107,766	$112,271
Accrued payroll and related expenses	23,390	50,776
Other accrued expenses	39,389	38,586
Deferred revenue	51,839	45,885
Total current liabilities	222,384	247,518

Other liabilities	61,899	62,994
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	16,078	15,918
Additional paid-in capital	2,075,275	2,045,316
Retained earnings	1,321,105	1,313,358
Accumulated other comprehensive income	6,099	4,295
Treasury stock, at cost	(2,470,745)	(2,430,028)
Total stockholders' equity	947,812	948,859
	$1,232,095	$1,259,371

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,
	2025	2024
Revenues	$194,822	$175,961
Cost of revenue	58,319	51,749
Gross profit	136,503	124,212
Operating expenses
Research and development	39,608	44,118
Sales and marketing	51,906	54,175
General and administrative	37,345	30,961
Gains, losses and other items, net	423	206
Total operating expenses	129,282	129,460
Income (loss) from operations	7,221	(5,248)
Total other income, net	3,709	4,444
Income (loss) from continuing operations before income taxes	10,930	(804)
Income tax expense	3,183	6,685
Net earnings (loss)	$7,747	$(7,489)

Basic earnings (loss) per share	$0.12	$(0.11)

Diluted earnings (loss) per share	$0.12	$(0.11)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2025	2024
Net earnings (loss)	$7,747	$(7,489)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,804	(72)
Comprehensive income (loss)	$9,551	$(7,561)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2025
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2025	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2025	159,176,452	$15,918	$2,045,316	$1,313,358	$4,295	(93,760,959)	$(2,430,028)	$948,859
Employee stock awards, benefit plans and other issuances	300,020	30	5,889	—	—	(341,869)	(10,846)	(4,927)
Non-cash stock-based compensation	9,175	1	24,199	—	—	—	—	24,200
Restricted stock units vested	1,291,088	129	(129)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(1,070,627)	(29,871)	(29,871)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,804	—	—	1,804
Net earnings	—	—	—	7,747	—	—	—	7,747
Balances at June 30, 2025	160,776,735	$16,078	$2,075,275	$1,321,105	$6,099	(95,173,455)	$(2,470,745)	$947,812

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2024
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2024	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2024	155,943,262	$15,594	$1,933,776	$1,314,172	$3,964	(89,668,961)	$(2,318,371)	$949,135
Employee stock awards, benefit plans and other issuances	272,602	28	6,139	—	—	(209,912)	(6,847)	(680)
Non-cash stock-based compensation	8,284	1	26,766	—	—	—	—	26,767
Restricted stock units vested	1,032,718	103	(103)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(498,574)	(15,785)	(15,785)
Comprehensive loss:
Foreign currency translation	—	—	—	—	(72)	—	—	(72)
Net loss	—	—	—	(7,489)	—	—	—	(7,489)
Balances at June 30, 2024	157,256,866	$15,726	$1,966,578	$1,306,683	$3,892	(90,377,447)	$(2,341,003)	$951,876

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$7,747	$(7,489)
Non-cash operating activities:
Depreciation and amortization	3,389	4,554
Loss on disposal or impairment of assets	119	5
Lease-related impairment and restructuring charges	274	(36)
Loss on sale of strategic investments	(14)	—
Gain on marketable equity securities	(141)	—
Provision for doubtful accounts	1,256	550
Deferred income taxes	112	28
Non-cash stock compensation expense	25,410	27,985
Changes in operating assets and liabilities:
Accounts receivable, net	(34,265)	(16,582)
Deferred commissions	670	2,741
Other assets	5,284	3,667
Accounts payable and other liabilities	(35,861)	(39,046)
Income taxes	4,482	6,792
Deferred revenue	5,717	7,503
Net cash used in operating activities	(15,821)	(9,328)

Cash flows from investing activities:
Capital expenditures	(336)	(226)
Cash paid in acquisitions, net of cash received	(595)	—
Purchases of investments	—	(1,967)
Proceeds from sales of investments	—	2,000
Purchases of strategic investments	—	(400)
Proceeds from sale of strategic investment	14	—
Net cash used in investing activities	(917)	(593)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	5,920	6,167
Shares repurchased for tax withholdings upon vesting of stock-based awards	(10,845)	(6,847)
Acquisition of treasury stock	(29,872)	(15,785)
Net cash used in financing activities	(34,797)	(16,465)
Net cash used in continuing operations	(51,535)	(26,386)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended June 30,
	2025	2024

Effect of exchange rate changes on cash	1,221	(71)

Net change in cash, cash equivalents and restricted cash	(50,314)	(26,457)
Cash, cash equivalents and restricted cash at beginning of period	413,926	339,471
Cash, cash equivalents and restricted cash at end of period	$363,612	$313,014

Supplemental cash flow information:
Cash received for income taxes, net	$(1,414)	$(131)
Cash paid for operating lease liabilities	2,474	2,338
Operating lease assets obtained in exchange for operating lease liabilities	576	850
Operating lease assets, and related lease liabilities, relinquished in lease terminations	—	(555)
Purchases of property, plant and equipment remaining unpaid at period end	189	109

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (“2025 Annual Report”), as filed with the SEC on May 21, 2025.  This Quarterly Report on Form 10-Q and the accompanying condensed consolidated financial statements should be read in connection with the 2025 Annual Report.  The financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2026.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2025 Annual Report.

Accounting Pronouncements Adopted During the Current Year

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There were no material accounting pronouncements applicable to the Company.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income tax paid.	The updated standard is effective for our fiscal 2026 Form 10-K. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses.	The updated standard is effective for us beginning in fiscal 2028. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.

2. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2025	2024
Basic earnings (loss) per share:
Net earnings (loss)	$7,747	$(7,489)

Basic weighted-average shares outstanding	65,448	66,621
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	1,283	—
Diluted weighted-average shares outstanding	66,731	66,621

Basic earnings (loss) per share:
Basic earnings (loss) per share:	$0.12	$(0.11)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share:	$0.12	$(0.11)

Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	1,595	1,858

Earnings per share totals may not sum due to rounding.

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 1.8 million for the three months ended June 30, 2024.

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

During the three months ended June 30, 2025, the Company repurchased 1.1 million shares of its common stock for $29.9 million under the common stock repurchase program. Through June 30, 2025, the Company had repurchased a total of 42.6 million shares of its common stock for $1.1 billion under the program, leaving remaining capacity of $226.3 million.

Accumulated other comprehensive income balances of $6.1 million and $4.3 million at June 30, 2025 and March 31, 2025, respectively, reflect accumulated foreign currency translation adjustments.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the three months ended June 30,
Primary Geographical Markets	2025	2024
United States	$184,276	$166,319
Europe	8,893	8,113
Asia-Pacific ("APAC")	1,296	1,214
Other	357	315
	$194,822	$175,961

Major Offerings/Services
Subscription	$148,375	$134,793
Marketplace and Other	46,447	41,168
	$194,822	$175,961

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $690.4 million as of June 30, 2025, of which $451.5 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by December 31, 2032.

4. LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	June 30, 2025	March 31, 2025
Right-of-use assets included in other assets, net	$18,982	$19,341
Short-term lease liabilities included in other accrued expenses	$9,417	$9,351
Long-term lease liabilities included in other liabilities	$25,690	$26,939

Supplemental balance sheet information:
Weighted average remaining lease term	4.2 years	4.5 years
Weighted average discount rate	5.5%	5.4%

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

The components of lease cost, net for the three months ended June 30, 2025 and 2024, respectively, were as follows (dollars in thousands):

	For the three months ended June 30,
	2025	2024
Operating lease costs	$1,884	$2,004
Operating sublease income	456	241
Total leases costs, net	$1,428	$1,763

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less and excluding ASC 840 leases related to restructuring plans) as of June 30, 2025. The amount for fiscal 2026 represents the remaining nine months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal year:	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
2026	$7,322	$(1,318)	6,004
2027	9,336	(2,084)	7,252
2028	9,472	(2,147)	7,325
2029	9,044	(2,211)	6,833
2030	2,591	(189)	2,402
Thereafter	1,708	—	1,708
Total undiscounted lease payments	39,473	(7,949)	31,524
Less: Interest and short-term leases	4,366	(1,083)	3,283
Total discounted operating lease liabilities	$35,107	$(6,866)	$28,241

Future minimum payments as of June 30, 2025 related to ASC 840 lease liabilities under restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2026: $1,124.

5. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 51.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At June 30, 2025, there were a total of 4.8 million shares available for future grants under the plans.

During the quarter ended June 30, 2025, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the 2005 Plan by 2.5 million shares. The amendment is subject to shareholder approval at the August 2025 annual shareholders' meeting. The amendment, if approved, would increase the 2005 Plan shares from 48.9 million shares at March 31, 2025 to 51.4 million shares beginning in the quarter ending September 30, 2025 and increase the total number of shares reserved for issuance since inception of all plans from 51.5 million shares at March 31, 2025 to 54.0 million shares beginning in the quarter ending September 30, 2025.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the three months ended June 30, 2025 and 2024, by award type, was (dollars in thousands):

	For the three months ended
	June 30,
	2025	2024
Stock options	$705	$845
Restricted stock units, time-vesting	17,817	21,487
Restricted stock units, performance-based	4,933	3,461
Habu restricted stock awards	25	213
Habu acquisition consideration holdback	1,219	1,218
Employee stock purchase plan	398	448
Directors stock-based compensation	313	313
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	25,410	27,985
Less expense related to liability-based equity awards	(1,210)	(1,218)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$24,200	$26,767

The effect of stock-based compensation expense on operations, by financial statement line item, was (dollars in thousands):

	For the three months ended
	June 30,
	2025	2024
Cost of revenue	$1,541	$1,596
Research and development	8,332	10,205
Sales and marketing	6,014	7,093
General and administrative	9,523	9,091
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$25,410	$27,985

The following table provides the expected future expense for all of the Company's outstanding equity awards at June 30, 2025, by award type. The amount for fiscal 2026 represents the remaining nine months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2026	2027	2028	2029	Total
Stock options	$1,600	$1,140	$95	$—	$2,835
Restricted stock units	51,754	55,416	28,413	2,622	138,205
Habu restricted stock awards	19	6	—	—	25
Habu acquisition consideration holdback	3,659	4,067	—	—	7,726
Employee stock purchase plan	606	—	—	—	606
Expected future expense	$57,638	$60,629	$28,508	$2,622	$149,397

Stock Options Activity

Stock options activity for the three months ended June 30, 2025 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2025	370,596	$13.20
Exercised	(202,320)	$16.28		$2,702
Forfeited or canceled	—	$—
Outstanding at June 30, 2025	168,276	$9.50	6.8	$3,961
Exercisable at June 30, 2025	72,722	$9.41	5.9	$1,719

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on June 30, 2025. This amount changes based upon changes in the fair market value of the Company's common stock.

A summary of stock options outstanding and exercisable as of June 30, 2025 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$1.20	—	$9.99	160,566	7.1 years	$8.94	65,012	$8.00
$10.00	—	$19.99	—	0.0 years	$—	—	$—
$20.00	—	$24.99	7,710	0.4 years	$21.32	7,710	$21.32
			168,276	6.8 years	$9.50	72,722	$9.41

Habu Restricted Stock Awards

Habu restricted stock share activity for the three months ended June 30, 2025 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2025	1,568	$39.48	0.7
Vested	(931)	$39.48
Unvested restricted stock awards at June 30, 2025	637	$39.48	1.0

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the three months ended June 30, 2025, the Company granted time-vesting RSUs covering 1,901,765 shares of common stock and having a fair value at the date of grant of $56.4 million. The RSUs granted in the current year will vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the three months ended June 30, 2025 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2025	2,985,522	$32.27	1.76
Granted	1,901,765	$29.65
Vested	(958,343)	$31.83
Forfeited or canceled	(52,668)	$33.84
Outstanding at June 30, 2025	3,876,276	$31.07	2.30

The total fair value of RSUs vested during the three months ended June 30, 2025 was $32.0 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs")

Fiscal 2026 plan:
During the three months ended June 30, 2025, the Company granted PSUs covering 485,579 shares of common stock having a fair value at the date of grant of $16.1 million. The grants were made under three separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 143,725 shares of common stock were granted having a fair value at the date of grant of $6.0 million, determined using a Monte Carlo simulation model. The units vest subject to attainment of market conditions established by the talent and compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2025 to March 31, 2028.

Under the operating metrics performance plan, units covering 335,363 shares of common stock were granted having a fair value at the date of grant of $9.9 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2026, 2027, and 2028.

Under the international operating metrics performance plan, units covering 6,491 shares of common stock were granted having a fair value at the date of grant of $0.2 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units are subject to vesting or forfeiture, 100% or 0%, respectively, based on the attainment of a performance target at the end of the performance period that is based on international operating income metrics for the fiscal year 2027.

Fiscal 2025 plan:
Units under the Company's fiscal 2025 TSR performance plan, net of forfeitures, covering 111,652 shares of common stock will reach maturity of their relevant performance period at March 31, 2027. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2024 to March 31, 2027.

Units under the Company's fiscal 2025 operating metrics performance plan, net of forfeitures, covering 260,532 shares of common stock will reach maturity of their relevant performance period at March 31, 2027. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2025, 2026, and 2027.

Units under the Company's fiscal 2025 international operating metrics performance plan, net of forfeitures, covering 35,658 shares of common stock will reach maturity of their relevant performance period at March 31, 2027. The units are subject to vesting or forfeiture, 100% or 0%, respectively, based on the attainment of a performance target at the end of the performance period that is based on international operating income metrics for the fiscal year 2027.

Fiscal 2024 plan:
Units under the Company's fiscal 2024 TSR performance plan, net of forfeitures, covering 158,486 shares of common stock will reach maturity of their relevant performance period at March 31, 2026. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2023 to March 31, 2026.

Units under the Company's fiscal 2024 operating metrics performance plan, net of forfeitures, covering 369,807 shares of common stock will reach maturity of their relevant performance period at March 31, 2026. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2024, 2025, and 2026.

PSU activity for the three months ended June 30, 2025 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2025	1,395,426	$31.36	1.13
Granted	485,579	$33.20
Vested	(332,745)	$25.87
Forfeited or canceled	(126,546)	$28.95
Outstanding at June 30, 2025	1,421,714	$33.49	1.77

The total fair value of PSUs vested in the three months ended June 30, 2025 was $11.1 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Board of Directors stock compensation

Under the Company's equity compensation plans, non-employee directors may receive a portion of their fees for director services provided in the form of Company stock grants. During the three months ended June 30, 2025, the Company issued stock grants to non-employee directors covering 10,522 shares of Company stock for the portion of director compensation paid in shares.

Acquisition-related Consideration Holdback

Through June 30, 2025 and since consummation of the acquisition, the Company has recognized a total of $6.9 million as stock-based compensation expense related to the Habu consideration holdback. At June 30, 2025, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $2.0 million. The second annual settlement of $4.9 million is expected to occur in the fourth quarter of fiscal 2026.

Qualified Employee Stock Purchase Plan ("ESPP")

During the three months ended June 30, 2025, 98,684 shares of common stock were purchased under the ESPP at a weighted-average price of $26.86 per share, resulting in cash proceeds of $2.7 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.4 million for the three months ended June 30, 2025. At June 30, 2025, there was approximately $0.6 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2025	March 31, 2025
Prepaid expenses and other	$18,678	$22,973
Assets of non-qualified retirement plan	16,708	15,913
Other current assets	$35,386	$38,886

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2025	March 31, 2025
Long-term prepaid revenue share	$1,761	$2,164
Right-of-use assets (see Note 4)	18,982	19,341
Deferred tax asset	2,113	1,982
Deposits	2,850	2,832
Strategic investments	3,100	3,200
Other miscellaneous noncurrent assets	1,436	1,104
Other assets, net	$30,242	$30,623

7. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	June 30, 2025	March 31, 2025
Leasehold improvements	$14,582	$14,508
Data processing equipment	5,275	5,425
Office furniture and other equipment	3,979	3,880
	23,836	23,813
Less accumulated depreciation and amortization	(17,784)	(17,629)
Property and equipment, net of accumulated depreciation and amortization	$6,052	$6,184

Depreciation expense on property and equipment was $0.6 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively.

8. GOODWILL:

Changes in goodwill for the three months ended June 30, 2025 were as follows (dollars in thousands):

Total
Balance at March 31, 2025	$501,756
Change in foreign currency translation adjustment	419
Balance at June 30, 2025	$502,175

Goodwill by geography as of June 30, 2025 was:

Total
U.S.	$502,175

9. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, and trade names. Intangible assets are summarized as follows (dollars in thousands):

	June 30, 2025	March 31, 2025
Developed technology, gross	$94,000	$94,000
Accumulated amortization	(78,167)	(75,666)
Net developed technology	$15,833	$18,334

Customer relationship/trade name, gross	$30,000	$30,000
Accumulated amortization	(28,416)	(28,167)
Net customer relationship/trade name	$1,584	$1,833

Total intangible assets, gross	$124,000	$140,000
Total accumulated amortization	(106,583)	(119,833)
Total intangible assets, net	$17,417	$20,167

Total amortization expense related to intangible assets was $2.8 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2026 represents the remaining nine months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2026	$8,250
2027	9,167
$17,417

10. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2025	March 31, 2025
Liabilities of non-qualified retirement plan	$16,708	$15,913
Short-term lease liabilities (see Note 4)	9,417	9,351
Habu consideration holdback (see Note 5)	2,033	813
Other miscellaneous accrued expenses	11,231	12,509
Other accrued expenses	$39,389	$38,586

11. OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	June 30, 2025	March 31, 2025
Uncertain tax positions	$31,102	$30,284
Long-term lease liabilities (see Note 4)	25,690	26,939
Lease restructuring accruals and related sublease deposits	1,865	1,905
Deferred tax liabilities	356	242
Other	2,886	3,624
Other liabilities	$61,899	$62,994

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the three months ended June 30, 2025	$7,698	$1,256	$49	$(304)	$8,699

13. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, ROU asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the three months ended June 30, 2025. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statements of operations. The reserve balances are included in accrued payroll and related expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2025	$3,529	$1,905	$5,434
Restructuring charges and adjustments	149	274	423
Payments	(3,256)	(314)	(3,570)
Balances at June 30, 2025	$422	$1,865	$2,287

Employee-related Restructuring Plans

During the three months ended June 30, 2025, the Company recorded a total of $0.1 million in employee-related restructuring charges and adjustments. The expense reflects adjustments to the fiscal 2025 employee-related restructuring plans in the United States and Europe.

During the twelve months ended March 31, 2025, the Company recorded a total of $7.9 million in employee-related restructuring charges and adjustments. The expense included $7.7 million of severance and other employee-related charges in the United States, Europe, and APAC, and $0.2 million in adjustments to the fiscal 2021 and fiscal 2024 employee-related restructuring plans for employees in the United States and APAC. Of the fiscal 2025 employee-related restructuring plans, $0.3 million remained accrued as of June 30, 2025 and is expected to be paid during fiscal 2026.

During the twelve months ended March 31, 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. Of the fiscal 2024 employee-related restructuring plans, $0.1 million remained accrued as of June 30, 2025 and is expected to be paid during fiscal 2026.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in combined impairment charges totaling $26.5 million during the twelve months ended March 31, 2024 and March 31, 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.5 million in combined lease-related restructuring charges and adjustments during fiscal years 2023 through 2026 that covered other obligations related to the leased office spaces in San Francisco and Phoenix, of which a negative $0.2 million was recognized during the three months ended June 30, 2025. As of June 30, 2025, $1.1 million remains accrued and will be satisfied over the remainder of the San Francisco lease terms, which continue through April 2029.

During the twelve months ended March 31, 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through June 30, 2025, the Company has recorded a total of $7.9 million of restructuring charges and adjustments related to this lease, of which $0.5 million was recognized during the three months ended June 30, 2025. Of the amount accrued for this facility lease, $0.8 million remained accrued at June 30, 2025 and will be satisfied during the current fiscal year.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Employee-related restructuring plan charges	$149	$178
Lease-related restructuring plan charges and adjustments	274	—
Other	—	28
	$423	$206

14. COMMITMENTS AND CONTINGENCIES:

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

Commitments

The following table presents the Company’s purchase commitments at June 30, 2025.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $31.1 million as the Company is not able to predict the periods in which the payments will be made. The amount for fiscal 2026 represents the remaining nine months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2026	2027	2028	Total
Purchase commitments	$18,127	$9,624	$3,988	$31,739

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15. INCOME TAX:

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective tax rate ("AETR") to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The income tax expense was primarily driven by nondeductible stock-based compensation, capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, and the valuation allowance. Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of deductible temporary differences as well as net operating loss and tax credit carryforwards. As of June 30, 2025, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions.

Given the Company's recent earnings, it is reasonably possible that within the next 12 months sufficient positive evidence may become available to support a conclusion that a substantial portion of the valuation allowance is no longer needed. The exact timing and amount of the valuation allowance release are subject to significant judgment and continued analysis of the positive and negative evidence. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

On July 4, 2025, H.R. 1, also known as “The One Big Beautiful Bill” Act (the "2025 Tax Act") was signed into law in the U.S. The 2025 Tax Act includes provisions that allow for the immediate expensing of domestic research and development costs, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As the 2025 Tax Act was enacted after the end of our reporting period, it had no impact on the Company’s condensed consolidated financial condition or results of operations for the quarter ended June 30, 2025. We are currently evaluating the impact of the legislation on the Company's future effective tax rate, tax liabilities, and cash taxes.

16. SEGMENT AND GEOGRAPHIC INFORMATION:

The Company has one primary business activity, its data collaboration platform. The Company generates revenue from subscription fees from clients accessing our platform and from transactional usage-based fees from arrangements with certain publishers and addressable TV providers, and professional services fees. The platform is used by customers globally in a similar manner across geographies, channels and verticals.

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Our CODM uses net income (loss), among other measures, for budgeting and resource allocation purposes on a consolidated basis. There are no differences in segmentation, the nature of significant expenses, the measure of segment assets or the basis of measurement of segment profit and loss, which is consolidated net income, as compared to the disclosures in the 2025 Annual Report.

LiveRamp’s CODM regularly reviews significant segment expenses by the nature of the cost: cost of revenue, research and development, sales and marketing, general and administrative, and gains, losses and other items, net. This is consistent with the Company’s presentation on its condensed consolidated statements of operations. Other significant segment expenses within income (loss) from operations include depreciation and amortization expenses and stock compensation expenses that are presented in more detail in the condensed consolidated statements of cash flows and in Note 5, "Stock-Based Compensation", as well as employee related expenses, excluding stock compensation expenses, of $88.0 million and $90.2 million for the three months ended June 30, 2025 and 2024, respectively. Other significant segment expenses within net earnings (loss) from continuing operations include other income (expense) (primarily interest income and expense), and income tax expense (benefit) that is presented in more detail in the condensed consolidated statements of operations.

Since the Company operates as one operating segment, financial segment information, including significant segment expenses, profit or loss and asset information, can be found in the condensed consolidated financial statements except for interest expense and interest income. Interest expense and interest income are included in total other income, net on the condensed consolidated statements of operations, which is detailed below (dollars in thousands).

	For the three months ended
	June 30,
	2025	2024
Interest expense	$(22)	$(51)
Interest income	4,083	4,600
Other non-operating losses	(352)	(105)
Total other income, net	$3,709	$4,444

Geographic information

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	For the three months ended
	June 30,
	2025	2024
Revenue
United States	$184,276	$166,319
Foreign
Europe	8,893	8,113
Asia-Pacific ("APAC")	1,296	1,214
Other	357	315
All Foreign	10,546	9,642
	$194,822	$175,961

Long-lived assets excluding financial instruments (dollars in thousands):

	6/30/2025	3/31/2025
United States	$593,221	$596,396
Foreign
Europe	5,845	6,122
APAC	522	588
Other	80	76
All Foreign	6,447	6,786
	$599,668	$603,182

17. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS:

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at June 30, 2025 and March 31, 2025 that are measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$34,442	$—	$—	$34,442
Level 1:
Money market funds	329,170	—	—	329,170
Assets of non-qualified retirement plan	—	—	16,708	16,708
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	586	586
Total	$363,612	$7,500	$17,294	$388,406

	March 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$25,402	$—	$—	$25,402
Level 1:
Money market funds	387,929	—	—	387,929
Assets of non-qualified retirement plan	—	—	15,913	15,913
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	446	446
Total	$413,331	$7,500	$16,359	$437,190

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $3.1 million and $3.2 million of strategic investments without readily determinable fair values at June 30, 2025 and March 31, 2025, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. During the three months ended June 30, 2025, the Company recorded a $0.1 million impairment that is recorded in other expense in the condensed consolidated statement of operations. There were no impairment charges during the three months ended June 30, 2024.

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

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Under ASC 280 Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our CODM. Our CODM uses net income (loss), among other measures, for budgeting and resource allocation purposes on a consolidated basis. Consolidated net income (loss) on the consolidated statements of operations is the measure of financial profit and loss most closely aligned with GAAP that is used by the CODM to assess performance against the Company’s annual financial plans as well as to allocate resources, such as decisions regarding headcount goals, significant contracts, internal investments and other items. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

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

The /LiveRamp Data Collaboration Platform provides customers with four core capabilities:

•Live/Identity. We provide enterprise identity infrastructure that resolves disparate consumer identities across different internal and external systems to create an accurate, connected view of the customer. Our approach to identity is built from two complementary graphs, combining offline data and online data and providing accuracy with a focus on privacy. LiveRamp's technology for directly identifiable information (or "DII") gives brands and platforms the ability to connect and update what they know about consumers, resolving DII across enterprise databases and systems to deliver better customer experiences. Our digital identity graph, powered by our Authenticated Traffic Solution (or "ATS"), associates pseudonymous device IDs, TV IDs and other online customer IDs from premium publishers, platforms or data providers, around a RampIDTM, a durable and privacy-centric connector to the digital ecosystem. This provides marketers with a consistent view of the consumer that is necessary for audience segmentation, targeting, and measurement.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 835 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

•Data Sellers. Leveraging our vast network of integrations, we allow data sellers to easily connect to the digital ecosystem and monetize their own data. Data can be distributed to customers or made available through the LiveRamp Data Marketplace. This adds value for brands as it allows them to augment their understanding of consumers and increase their understanding of customers and prospects.

Marketplace and Other

As we have scaled the LiveRamp network and technology, we have found additional ways to leverage our platform, deliver more value to customers and create incremental revenue streams. Leveraging our common identity system and broad integration network, the LiveRamp Data Marketplace seamlessly connects data sellers’ audience data across the marketing ecosystem. The LiveRamp Data Marketplace enables data sellers to easily monetize their data across hundreds of marketing platforms and publishers. At the same time, it provides a single platform where data buyers, including platforms and publishers, in addition to brands and their agencies, access third-party data from data sellers supporting all industries and encompassing all types of data. Data providers include sources and brands exclusive to LiveRamp, emerging platforms with access to previously unavailable deterministic data, and data partnerships enabled by our platform.

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

Summary Results and Notable Events

A financial summary of the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is presented below:
•Revenues were $194.8 million, a 10.7% increase from $176.0 million.
•Cost of revenue was $58.3 million, a 12.7% increase from $51.7 million.
•Gross margin decreased to 70.1% from 70.6%.
•Total operating expenses were $129.3 million, a 0.1% decrease from $129.5 million.
•Cost of revenue and operating expenses for three months ended June 30, 2025 and 2024 included the following items:
◦Non-cash stock compensation of $25.4 million and $28.0 million, respectively (cost of revenue of $1.5 million and $1.6 million, respectively, and operating expenses of $23.9 million and $26.4 million, respectively)
◦Purchased intangible asset amortization of $2.8 million and $3.8 million, respectively (cost of revenue)
◦Restructuring and other charges of $0.4 million and $0.2 million, respectively (operating expenses)
•Total other income, net was $3.7 million, a decrease of $0.7 million from $4.4 million.
•Net earnings were $7.7 million, or $0.12 per diluted share, compared to net loss of $7.5 million, or $0.11 per diluted share.
•Net cash used in operating activities was $15.8 million compared to $9.3 million.
•The Company repurchased 1.1 million shares of its common stock for $29.9 million compared to 0.5 million shares for $15.8 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this Quarterly Report on Form 10-Q.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

			% Change
	June 30, 2025	June 30, 2024	June 30, 2025 from June 30, 2024	June 30, 2024 from June 30, 2023

Subscription net retention	104%	105%	(1)%	7%
Annualized recurring revenue	$502	$478	5%	12%
Remaining performance obligation	$690	$536	29%	8%
Current remaining performance obligation	$451	$398	14%	13%

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

SNR was 104% primarily reflecting variable revenue increases. SNR at June 30, 2025 compared to June 30, 2024 decreased 1%. The acquisition of Habu contributed approximately three percentage points to the prior period growth.

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

Our ARR growth of 5% was primarily attributable to new customer revenue. The deceleration in ARR growth was primarily attributable to lower contribution from net growth (upsell revenue less downsell and churn) in existing customer revenue. In addition, the acquisition of Habu contributed approximately two percentage points to the prior period growth.

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

While the Company believes RPO and CRPO are leading indicators of revenue as they represent sales activity not yet recognized in revenue, they are not necessarily indicative of future revenue growth as they are influenced by several factors, including seasonality of contract renewal timing and average contract terms. The Company monitors RPO and CRPO to manage the business and evaluate performance. RPO and CRPO increased due to several large, multi-year renewals. The relative change in RPO growth (in terms of % change) is primarily due to the size and timing of multi-year renewals.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2025	2024	Change
Revenues	$194,822	$175,961	11
Cost of revenue	58,319	51,749	13
Gross profit	136,503	124,212	10
Total operating expenses	129,282	129,460	—
Income (loss) from operations	7,221	(5,248)	238
Total other income, net	3,709	4,444	(17)
Income tax expense	3,183	6,685	(52)
Net earnings (loss) from continuing operations	$7,747	$(7,489)	203
Diluted earnings (loss) per share from continuing operations	$0.12	$(0.11)	203

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2025	2024	Change
Revenues:
Subscription	$148,375	$134,793	10
Marketplace and Other	46,447	41,168	13
Total revenues	$194,822	$175,961	11

Total revenues were $194.8 million for the three months ended June 30, 2025, an $18.9 million, or 10.7%, increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $13.6 million, or 10.1%, primarily due to upsell to existing customers and higher variable revenue. The Marketplace and Other revenue growth was $5.3 million, or 12.8%, primarily due to Data Marketplace and Services growth. On a geographic basis, U.S. revenue increased $18.0 million, or 10.8%. International revenue increased $0.9 million, or 9.4%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2025	2024	Change
Cost of revenue	$58,319	$51,749	13
Gross profit	$136,503	$124,212	10
Gross margin (%)	70.1%	70.6%	(1)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security, product operations and professional services functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $58.3 million for the three months ended June 30, 2025, a $6.6 million, or 12.7%, increase from the same period a year ago. Gross profit increased to $136.5 million (70.1% gross margin) from $124.2 million (70.6% gross margin) in the prior period due to the revenue increase of $18.9 million and a decrease in purchased intangible asset amortization of $1.1 million (declining amortization from Habu acquisition in fiscal 2024), offset partially by an increase in cloud infrastructure costs (increased $6.8 million) driven by increased customer usage and platform migration costs, and an increase in services costs (increased $0.7 million) due to headcount and related increases. U.S. gross margins decreased to 70.6% from 71.5%, and International gross margins increased to 60.5% from 55.5%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2025	2024	Change
Operating expenses:
Research and development	$39,608	$44,118	(10)
Sales and marketing	51,906	54,175	(4)
General and administrative	37,345	30,961	21
Gains, losses and other items, net	423	206	105
Total operating expenses	$129,282	$129,460	—

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $39.6 million for the three months ended June 30, 2025, a decrease of $4.5 million, or 10.2%, compared to the same period a year ago, and are 20.3% of total revenues compared to 25.1% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $1.9 million) and headcount-related expenses (decreased $2.5 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $51.9 million for the three months ended June 30, 2025, a decrease of $2.3 million, or 4.2%, compared to the same period a year ago, and are 26.6% of total revenues compared to 30.8% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $1.1 million), headcount-related expenses (decreased $0.9 million), third-party marketing expenses (decreased $0.5 million), and professional services expenses (decreased $0.3 million), offset partially by an increase in bad debt expense (increased $0.8 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $37.3 million for the three months ended June 30, 2025, an increase of $6.4 million, or 20.6%, compared to the same period a year ago, and are 19.2% of total revenues compared to 17.6% in the prior year period. The increase is primarily due to professional services expenses (increased $5.4 million) largely related to litigation costs associated with the class action lawsuit and fees in support of strategic corporate initiatives, headcount-related expenses (increased $0.6 million), and stock-based compensation expense (increased $0.4 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $0.4 million for the three months ended June 30, 2025, an increase of $0.2 million compared to the same period a year ago. The current year relates primarily to adjustments to previous lease restructuring reserves while the prior year costs are primarily related to termination benefits for employees whose positions were eliminated.

Income from Operations and Operating Margin

Income from operations was $7.2 million for the three months ended June 30, 2025 compared to loss from operations of $5.2 million in the same period a year ago. Operating margin was 3.7% compared to negative 3.0% in the prior year period. Margins were positively impacted by the gross profit increase.

Total Other Income and Income Taxes

Total other income, net was $3.7 million for the three months ended June 30, 2025 compared to $4.4 million in the same period a year ago. The decrease is primarily attributable to lower invested cash balances and lower interest rates in the current year.

Income tax expense was $3.2 million on income from continuing operations before income taxes of $10.9 million for the three months ended June 30, 2025, resulting in a 29.1% effective tax rate. This compares to a prior year income tax expense of $6.7 million on loss from continuing operations before income taxes of $0.8 million, or a negative 831.5% effective tax rate. Tax expense for all periods reflects the impact of the valuation allowance and nondeductible stock-based compensation. In accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, research and development expenditures are required to be capitalized and amortized over five years (15 years for foreign-based costs). Due to the valuation allowance, the Company has not recorded a deferred tax benefit for future amortization deductions.

Given the Company's recent earnings, it is reasonably possible that within the next 12 months sufficient positive evidence may become available to support a conclusion that a substantial portion of the valuation allowance is no longer needed. The exact timing and amount of the valuation allowance release are subject to significant judgment and continued analysis of the positive and negative evidence. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

On July 4, 2025, H.R. 1, also known as “The One Big Beautiful Bill” Act (the "2025 Tax Act") was signed into law in the U.S. The 2025 Tax Act includes provisions that allow for the immediate expensing of domestic research and development costs, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As the 2025 Tax Act was enacted after the end of our reporting period, it had no impact on the Company’s condensed consolidated financial condition or results of operations for the quarter ended June 30, 2025. We are currently evaluating the impact of the legislation on the Company’s future effective tax rate, tax liabilities, and cash taxes.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At June 30, 2025, approximately $25.0 million of the total cash balance of $363.6 million, or approximately 6.9%, was located outside of the United States.

Trade accounts receivable, net balances were $219.8 million at June 30, 2025, an increase of $33.6 million, compared to $186.2 million at March 31, 2025. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 103 days at June 30, 2025, compared to 89 days at March 31, 2025. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2025, DSO at June 30, 2025 was negatively impacted by approximately nine days due to the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at June 30, 2025 totaled $410.0 million, a $1.4 million increase when compared to $408.7 million at March 31, 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the three months ended
	June 30,
	2025	2024

Net cash used in operating activities	$(15,821)	$(9,328)
Net cash used in investing activities	$(917)	$(593)
Net cash used in financing activities	$(34,797)	$(16,465)

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

Net cash used in operating activities for the three months ended June 30, 2025 was $15.8 million and resulted primarily from operating results adjusted for non-cash items of $38.2 million offset by unfavorable changes in operating assets and liabilities of $54.0 million. Net cash used by changes in operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $35.9 million and an increase in accounts receivable of $34.3 million, partially offset by an increase in deferred revenue of $5.7 million and income taxes payable of $4.5 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation awards for fiscal year 2025 and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

Net cash used in operating activities for the three months ended June 30, 2024 was $9.3 million and resulted primarily from operating results adjusted for non-cash items of $25.6 million offset by unfavorable changes in operating assets and liabilities of $34.9 million. Net cash used by changes in operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $39.0 million and an increase in accounts receivable of $16.6 million, partially offset by an increase in deferred revenue of $7.5 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation awards for fiscal year 2024 and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

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

Net cash used in investing activities for the three months ended June 30, 2025 was $0.9 million and consisted of net cash paid in acquisitions of $0.6 million related to the Habu escrow and capital expenditures of $0.3 million.

Net cash used in investing activities for the three months ended June 30, 2024 was $0.6 million and consisted of capital expenditures of $0.2 million and the purchase of a strategic investment of $0.4 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

Net cash used in financing activities for the three months ended June 30, 2025 was $34.8 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $29.9 million (1.1 million shares), and $10.8 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $5.9 million of proceeds from the sale of common stock from our equity compensation plans.

Net cash used in financing activities for the three months ended June 30, 2024 was $16.5 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $15.8 million (0.5 million shares), and $6.8 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $6.2 million of proceeds from the sale of common stock from our equity compensation plans.

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

During the three months ended June 30, 2025, the Company repurchased 1.1 million shares of its common stock for $29.9 million under the modified common stock repurchase program. The repurchase amounts included in the fiscal 2026 condensed consolidated statements of stockholders equity and the condensed consolidated statements of cash flows included amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022. Through June 30, 2025, the Company had repurchased a total of 42.6 million shares of its common stock for $1.1 billion under the program, leaving remaining capacity of $226.3 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at June 30, 2025 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $31.1 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2026 represents the remaining nine months ending March 31, 2026. All other periods represent fiscal years ending March 31.

	For the years ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$7,322	$9,336	$9,472	$9,044	$2,591	$1,708	$39,473

Future minimum payments as of June 30, 2025 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2026: $1,124.

	For the years ending March 31,
	2026	2027	2028	Total
Purchase commitments	$18,127	$9,624	$3,988	$31,739

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on May 21, 2025 ("2025 Annual Report").

Non-U.S. Operations

The Company has a presence in the United Kingdom, France, the Netherlands, Italy, Spain, Brazil, India, Australia and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the 2025 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as part of the 2025 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the 2025 Annual Report other than as described in the "Accounting Pronouncements Adopted During the Current Year" section of Note 1, "Organization and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Accounting Pronouncements Adopted During the Current Year" and “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Organization and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements accompanying this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2025, as compared with those discussed in the 2025 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is set forth under Note 14, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in the 2025 Annual Report, remain current in all material respects.

The risk factors in the 2025 Annual Report do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 - April 30, 2025	475,627	$25.15	11,961,568	$244,223,473
May 1, 2025 - May 31, 2025	245,000	$27.95	6,846,852	$237,376,621
June 1, 2025 - June 30, 2025	350,000	$31.61	11,062,983	$226,313,638
Total	1,070,627	$27.90	29,871,403

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on August 14, 2024.  Under the modified common stock repurchase program, the Company may purchase up to $1.3 billion of its common stock through the period ending December 31, 2026. Through June 30, 2025, the Company had repurchased a total of 42.6 million shares of its common stock for $1.1 billion, leaving remaining capacity of $226.3 million under the stock repurchase program.

(1) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022.

(2) Amounts presented exclude the 1% excise tax as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2025 and March 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2025, (v) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2024, (vi) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2025 and 2024, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: August 6, 2025	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)