Form 10-Q
period 2025-09-30
LiveRamp Holdings, Inc.
filed 2025-11-05
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of October 31, 2025 was 63,648,844.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
September 30, 2025

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2025	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$369,446	$413,331
Restricted cash	—	595
Short-term investments	7,500	7,500
Trade accounts receivable, net	216,791	186,169
Refundable income taxes, net	11,806	9,708
Other current assets	41,147	38,886
Total current assets	646,690	656,189

Property and equipment, net of accumulated depreciation and amortization	5,842	6,184
Intangible assets, net	14,667	20,167
Goodwill	502,184	501,756
Deferred commissions, net	41,803	44,452
Other assets, net	29,232	30,623
	$1,240,418	$1,259,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$115,885	$112,271
Accrued payroll and related expenses	29,426	50,776
Other accrued expenses	41,962	38,586
Deferred revenue	49,756	45,885
Total current liabilities	237,029	247,518

Other liabilities	59,582	62,994
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	16,117	15,918
Additional paid-in capital	2,094,828	2,045,316
Retained earnings	1,348,525	1,313,358
Accumulated other comprehensive income	5,928	4,295
Treasury stock, at cost	(2,521,591)	(2,430,028)
Total stockholders' equity	943,807	948,859
	$1,240,418	$1,259,371

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$199,829	$185,483	$394,651	$361,444
Cost of revenue	59,594	51,234	117,913	102,983
Gross profit	140,235	134,249	276,738	258,461
Operating expenses
Research and development	36,952	43,889	76,560	88,007
Sales and marketing	48,685	51,107	100,591	105,282
General and administrative	33,170	31,369	70,515	62,330
Gains, losses and other items, net	—	397	423	603
Total operating expenses	118,807	126,762	248,089	256,222
Income from operations	21,428	7,487	28,649	2,239
Total other income, net	3,544	4,197	7,253	8,641
Income from continuing operations before income taxes	24,972	11,684	35,902	10,880
Income tax expense (benefit)	(2,448)	9,952	735	16,637
Net earnings (loss)	$27,420	$1,732	$35,167	$(5,757)

Basic earnings (loss) per share	$0.42	$0.03	$0.54	$(0.09)

Diluted earnings (loss) per share	$0.42	$0.03	$0.53	$(0.09)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net earnings (loss)	$27,420	$1,732	$35,167	$(5,757)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(171)	1,191	1,633	1,119
Comprehensive income (loss)	$27,249	$2,923	$36,800	$(4,638)

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2025	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at June 30, 2025	160,776,735	$16,078	$2,075,275	$1,321,105	$6,099	(95,173,455)	$(2,470,745)	$947,812
Employee stock awards, benefit plans and other issuances	27,655	3	345	—	—	(28,827)	(807)	(459)
Non-cash stock-based compensation	24,695	2	19,242	—	—	—	—	19,244
Restricted stock units vested	338,119	34	(34)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(1,834,181)	(50,039)	(50,039)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	(171)	—	—	(171)
Net earnings	—	—	—	27,420	—	—	—	27,420
Balances at September 30, 2025	161,167,204	$16,117	$2,094,828	$1,348,525	$5,928	(97,036,463)	$(2,521,591)	$943,807

For the six months ended September 30, 2025
Balances at March 31, 2025	159,176,452	$15,918	$2,045,316	$1,313,358	$4,295	(93,760,959)	$(2,430,028)	$948,859
Employee stock awards, benefit plans and other issuances	327,675	33	6,234	—	—	(370,696)	(11,653)	(5,386)
Non-cash stock-based compensation	33,870	3	43,441	—	—	—	—	43,444
Restricted stock units vested	1,629,207	163	(163)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(2,904,808)	(79,910)	(79,910)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,633	—	—	1,633
Net earnings	—	—	—	35,167	—	—	—	35,167
Balances at September 30, 2025	161,167,204	$16,117	$2,094,828	$1,348,525	$5,928	(97,036,463)	$(2,521,591)	$943,807

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2024	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at June 30, 2024	157,256,866	$15,726	$1,966,578	$1,306,683	$3,892	(90,377,447)	$(2,341,003)	$951,876
Employee stock awards, benefit plans and other issuances	16,742	1	159	—	—	(34,618)	(893)	(733)
Non-cash stock-based compensation	12,271	1	27,858	—	—	—	—	27,859
Restricted stock units vested	536,251	54	(54)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(1,945,953)	(49,868)	(49,868)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,191	—	—	1,191
Net earnings	—	—	—	1,732	—	—	—	1,732
Balances at September 30, 2024	157,822,130	$15,782	$1,994,541	$1,308,415	$5,083	(92,358,018)	$(2,391,764)	$932,057

For the six months ended September 30, 2024
Balances at March 31, 2024	155,943,262	$15,594	$1,933,776	$1,314,172	$3,964	(89,668,961)	$(2,318,371)	$949,135
Employee stock awards, benefit plans and other issuances	289,344	29	6,298	—	—	(244,530)	(7,740)	(1,413)
Non-cash stock-based compensation	20,555	2	54,624	—	—	—	—	54,626
Restricted stock units vested	1,568,969	157	(157)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(2,444,527)	(65,653)	(65,653)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	1,119	—	—	1,119
Net loss	—	—	—	(5,757)	—	—	—	(5,757)
Balances at September 30, 2024	157,822,130	$15,782	$1,994,541	$1,308,415	$5,083	(92,358,018)	$(2,391,764)	$932,057

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$35,167	$(5,757)
Non-cash operating activities:
Depreciation and amortization	6,751	9,004
Loss on disposal or impairment of assets	130	20
Lease-related impairment and restructuring charges	274	(36)
Gain on sale of strategic investments	(14)	—
Loss on marketable equity securities	46	—
Provision for doubtful accounts	1,892	1,245
Deferred income taxes	113	38
Non-cash stock compensation expense	45,927	57,053
Changes in operating assets and liabilities:
Accounts receivable, net	(31,914)	(2,627)
Deferred commissions	2,649	4,687
Other assets	1,818	3,998
Accounts payable and other liabilities	(24,090)	(31,994)
Income taxes	(813)	5,570
Deferred revenue	3,651	5,067
Net cash provided by operating activities	41,587	46,268

Cash flows from investing activities:
Capital expenditures	(925)	(467)
Cash paid in acquisitions, net of cash received	(606)	—
Purchases of investments	—	(1,967)
Proceeds from sales of investments	—	24,995
Purchases of strategic investments	(500)	(400)
Proceeds from sale of strategic investment	14	—
Net cash provided by (used in) investing activities	(2,017)	22,161

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	6,268	6,327
Shares repurchased for tax withholdings upon vesting of stock-based awards	(11,652)	(7,740)
Acquisition of treasury stock	(79,762)	(65,653)
Net cash used in financing activities	(85,146)	(67,066)
Net cash provided by (used in) continuing operations	(45,576)	1,363

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended September 30,
	2025	2024

Effect of exchange rate changes on cash	1,096	743

Net change in cash, cash equivalents and restricted cash	(44,480)	2,106
Cash, cash equivalents and restricted cash at beginning of period	413,926	339,471
Cash, cash equivalents and restricted cash at end of period	$369,446	$341,577

Supplemental cash flow information:
Cash paid for income taxes, net	$1,426	$11,000
Cash received for tenant improvement allowances	—	(1,758)
Cash paid for operating lease liabilities	5,002	4,877
Operating lease assets obtained in exchange for operating lease liabilities	747	1,043
Operating lease assets, and related lease liabilities, relinquished in lease terminations	—	(555)
Purchases of property, plant and equipment remaining unpaid at period end	25	238
Excise tax payable on net stock repurchases	277	—

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

2. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic earnings (loss) per share:
Net earnings (loss)	$27,420	$1,732	$35,167	$(5,757)

Basic weighted-average shares outstanding	65,074	66,294	65,261	66,458
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	707	1,015	995	—
Diluted weighted-average shares outstanding	65,781	67,309	66,256	66,458

Basic earnings (loss) per share:
Basic earnings (loss) per share:	$0.42	$0.03	$0.54	$(0.09)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share:	$0.42	$0.03	$0.53	$(0.09)

Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	248	2,473	922	2,166

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

During the six months ended September 30, 2025, the Company repurchased 2.9 million shares of its common stock for $79.6 million under the common stock repurchase program. Through September 30, 2025, the Company had repurchased a total of 44.4 million shares of its common stock for $1.1 billion under the program, leaving remaining capacity of $176.6 million. The repurchase amounts included in the condensed consolidated financial statements related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (in thousands) is shown below.

	For the six months ended
	September 30,
	2025	2024
Excise tax accruals included in the condensed consolidated statements of equity:
Acquisition of treasury stock, including transaction costs and excise tax	$277	$187

Excise tax payments included in the condensed consolidated statements of cash flows:
Acquisition of treasury stock	$128	$58

Accumulated other comprehensive income balances of $5.9 million and $4.3 million at September 30, 2025 and March 31, 2025, respectively, reflect accumulated foreign currency translation adjustments.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the six months ended September 30,
Primary Geographical Markets	2025	2024
United States	$372,950	$341,487
Europe	18,182	16,803
Asia-Pacific ("APAC")	2,669	2,531
Other	850	623
	$394,651	$361,444

Major Offerings/Services
Subscription	$298,416	$278,082
Marketplace and Other	96,235	83,362
	$394,651	$361,444

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $651.7 million as of September 30, 2025, of which $429.9 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by December 31, 2032.

4. LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	September 30, 2025	March 31, 2025
Right-of-use assets included in other assets, net	$18,100	$19,341
Short-term lease liabilities included in other accrued expenses	$9,518	$9,351
Long-term lease liabilities included in other liabilities	$23,818	$26,939

Supplemental balance sheet information:
Weighted average remaining lease term	4.0 years	4.5 years
Weighted average discount rate	5.5%	5.4%

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

The components of lease cost, net for the six months ended September 30, 2025 and 2024, respectively, were as follows (dollars in thousands):

	For the six months ended September 30,
	2025	2024
Operating lease costs	$3,786	$4,074
Operating sublease income	913	482
Total leases costs, net	$2,873	$3,592

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less and excluding ASC 840 leases related to restructuring plans) as of September 30, 2025. The amount for fiscal 2026 represents the remaining six months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal year:	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
2026	$4,991	$(936)	4,055
2027	9,458	(2,084)	7,374
2028	9,472	(2,147)	7,325
2029	9,044	(2,211)	6,833
2030	2,591	(189)	2,402
Thereafter	1,708	—	1,708
Total undiscounted lease payments	37,264	(7,567)	29,697
Less: Interest and short-term leases	3,928	(959)	2,969
Total discounted operating lease liabilities	$33,336	$(6,608)	$26,728

Future minimum payments as of September 30, 2025 related to ASC 840 lease liabilities under restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13) are as follows (dollars in thousands): Fiscal 2026: $450.

5. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 54.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2025, there were a total of 7.3 million shares available for future grants under the plans.

During the quarter ended June 30, 2025, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the 2005 Plan by 2.5 million shares. The amendment was approved by shareholders at the August 2025 annual shareholders' meeting. The amendment increased the 2005 Plan shares from 48.9 million shares at March 31, 2025 to 51.4 million shares beginning in the quarter ending September 30, 2025 and increased the total number of shares reserved for issuance since inception of all plans from 51.5 million shares at March 31, 2025 to 54.0 million shares beginning in the quarter ending September 30, 2025.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the six months ended September 30, 2025 and 2024, by award type, was (dollars in thousands):

	For the six months ended
	September 30,
	2025	2024
Stock options	$1,260	$1,639
Restricted stock units, time-vesting	31,751	43,929
Restricted stock units, performance-based	9,113	7,121
Habu restricted stock awards	31	429
Habu acquisition consideration holdback	2,439	2,439
Employee stock purchase plan	748	871
Directors stock-based compensation	585	625
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	45,927	57,053
Less expense related to liability-based equity awards	(2,483)	(2,427)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$43,444	$54,626

The effect of stock-based compensation expense on operations, by financial statement line item, was (dollars in thousands):

	For the six months ended
	September 30,
	2025	2024
Cost of revenue	$2,993	$3,095
Research and development	14,835	21,125
Sales and marketing	11,483	14,476
General and administrative	16,616	18,357
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$45,927	$57,053

The following table provides the expected future expense for all of the Company's outstanding equity awards at September 30, 2025, by award type. The amount for fiscal 2026 represents the remaining six months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2026	2027	2028	2029	Total
Stock options	$944	$1,075	$95	$—	$2,114
Restricted stock units	32,603	54,575	28,341	2,800	118,319
Habu restricted stock awards	13	6	—	—	19
Habu acquisition consideration holdback	2,440	4,067	—	—	6,507
Employee stock purchase plan	227	—	—	—	227
Expected future expense	$36,227	$59,723	$28,436	$2,800	$127,186

Stock Options Activity

Stock options activity for the six months ended September 30, 2025 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2025	370,596	$13.20
Exercised	(234,661)	$15.45		$3,263
Forfeited or canceled	(5,412)	$9.61
Outstanding at September 30, 2025	130,523	$9.32	7.0	$2,326
Exercisable at September 30, 2025	58,399	$8.96	6.5	$1,061

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on September 30, 2025. This amount changes based upon changes in the fair market value of the Company's common stock.

A summary of stock options outstanding and exercisable as of September 30, 2025 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$1.20	—	$9.99	128,813	7.0 years	$9.16	56,689	$8.59
$10.00	—	$19.99	—	0.0 years	$—	—	$—
$20.00	—	$24.99	1,710	0.7 years	$21.32	1,710	$21.32
			130,523	7.0 years	$9.32	58,399	$8.96

Habu Restricted Stock Awards

Habu restricted stock share activity for the six months ended September 30, 2025 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2025	1,568	$39.48	0.7
Vested	(1,090)	$39.48
Unvested restricted stock awards at September 30, 2025	478	$39.48	0.8

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the six months ended September 30, 2025, the Company granted time-vesting RSUs covering 1,971,321 shares of common stock and having a fair value at the date of grant of $58.2 million. The RSUs granted in the current year will vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the six months ended September 30, 2025 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2025	2,985,522	$32.27	1.76
Granted	1,971,321	$29.52
Vested	(1,296,462)	$31.78
Forfeited or canceled	(171,109)	$31.60
Outstanding at September 30, 2025	3,489,272	$30.93	2.16

The total fair value of RSUs vested during the six months ended September 30, 2025 was $41.4 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs")

Fiscal 2026 plan:
During the six months ended September 30, 2025, the Company granted PSUs covering 485,579 shares of common stock having a fair value at the date of grant of $16.1 million. The grants were made under three separate performance plans.

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

PSU activity for the six months ended September 30, 2025 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2025	1,395,426	$31.36	1.13
Granted	485,579	$33.20
Vested	(332,745)	$25.87
Forfeited or canceled	(126,546)	$28.95
Outstanding at September 30, 2025	1,421,714	$33.49	1.52

The total fair value of PSUs vested in the six months ended September 30, 2025 was $11.1 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Board of Directors stock compensation

Under the Company's equity compensation plans, non-employee directors may receive a portion of their fees for director services provided in the form of Company stock grants. During the six months ended September 30, 2025, the Company issued stock grants to non-employee directors covering 20,938 shares of Company stock for the portion of director compensation paid in shares.

Acquisition-related Consideration Holdback

Through September 30, 2025 and since consummation of the acquisition, the Company has recognized a total of $8.1 million as stock-based compensation expense related to the Habu consideration holdback. At September 30, 2025, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $3.3 million. The second annual settlement of $4.9 million is expected to occur in the fourth quarter of fiscal 2026.

Qualified Employee Stock Purchase Plan ("ESPP")

During the six months ended September 30, 2025, 98,684 shares of common stock were purchased under the ESPP at a weighted-average price of $26.86 per share, resulting in cash proceeds of $2.7 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.7 million for the six months ended September 30, 2025. At September 30, 2025, there was approximately $0.2 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2025	March 31, 2025
Prepaid expenses and other	$23,399	$22,973
Assets of non-qualified retirement plan	17,748	15,913
Other current assets	$41,147	$38,886

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2025	March 31, 2025
Long-term prepaid revenue share	$1,174	$2,164
Right-of-use assets (see Note 4)	18,100	19,341
Deferred tax asset	2,087	1,982
Deposits	2,848	2,832
Strategic investments	3,600	3,200
Other miscellaneous noncurrent assets	1,423	1,104
Other assets, net	$29,232	$30,623

7. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2025	March 31, 2025
Leasehold improvements	$14,582	$14,508
Data processing equipment	5,026	5,425
Office furniture and other equipment	4,038	3,880
	23,646	23,813
Less accumulated depreciation and amortization	(17,804)	(17,629)
Property and equipment, net of accumulated depreciation and amortization	$5,842	$6,184

Depreciation expense on property and equipment was $1.3 million and $1.4 million for the six months ended September 30, 2025 and 2024, respectively.

8. GOODWILL:

Changes in goodwill for the six months ended September 30, 2025 were as follows (dollars in thousands):

Total
Balance at March 31, 2025	$501,756
Change in foreign currency translation adjustment	428
Balance at September 30, 2025	$502,184

Goodwill by geography as of September 30, 2025 was:

Total
U.S.	$502,184

9. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, and trade names. Intangible assets are summarized as follows (dollars in thousands):

	September 30, 2025	March 31, 2025
Developed technology, gross	$94,000	$94,000
Accumulated amortization	(80,667)	(75,666)
Net developed technology	$13,333	$18,334

Customer relationship/trade name, gross	$30,000	$30,000
Accumulated amortization	(28,667)	(28,167)
Net customer relationship/trade name	$1,333	$1,833

Total intangible assets, gross	$140,000	$140,000
Total accumulated amortization	(125,333)	(119,833)
Total intangible assets, net	$14,667	$20,167

Total amortization expense related to intangible assets was $5.5 million and $7.6 million for the six months ended September 30, 2025 and 2024, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2026 represents the remaining six months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2026	$5,500
2027	9,167
$14,667

10. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2025	March 31, 2025
Liabilities of non-qualified retirement plan	$17,748	$15,913
Short-term lease liabilities (see Note 4)	9,518	9,351
Habu consideration holdback (see Note 5)	3,253	813
Other miscellaneous accrued expenses	11,443	12,509
Other accrued expenses	$41,962	$38,586

11. OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	September 30, 2025	March 31, 2025
Uncertain tax positions	$31,500	$30,284
Long-term lease liabilities (see Note 4)	23,818	26,939
Lease restructuring accruals and related sublease deposits	1,761	1,905
Deferred tax liabilities	355	242
Other	2,148	3,624
Other liabilities	$59,582	$62,994

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the six months ended September 30, 2025	$7,698	$1,892	$37	$(383)	$9,244

13. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, ROU asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the six months ended September 30, 2025. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statements of operations. The reserve balances are included in accrued payroll and related expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2025	$3,529	$1,905	$5,434
Restructuring charges and adjustments	149	274	423
Payments	(3,536)	(418)	(3,954)
Balances at September 30, 2025	$142	$1,761	$1,903

Employee-related Restructuring Plans

During the six months ended September 30, 2025, the Company recorded a total of $0.1 million in employee-related restructuring charges and adjustments. The expense reflects adjustments to the fiscal 2025 employee-related restructuring plans in the United States and Europe.

During the twelve months ended March 31, 2025, the Company recorded a total of $7.9 million in employee-related restructuring charges and adjustments. The expense included $7.7 million of severance and other employee-related charges in the United States, Europe, and APAC, and $0.2 million in adjustments to the fiscal 2021 and fiscal 2024 employee-related restructuring plans for employees in the United States and APAC. Of the fiscal 2025 employee-related restructuring plans, $0.1 million remained accrued as of September 30, 2025 and is expected to be paid during fiscal 2026.

During the twelve months ended March 31, 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. No amounts remain unpaid as of September 30, 2025.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in combined impairment charges totaling $26.5 million during the twelve months ended March 31, 2024 and March 31, 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.5 million in combined lease-related restructuring charges and adjustments during fiscal years 2023 through 2026 that covered other obligations related to the leased office spaces in San Francisco and Phoenix, of which a negative $0.2 million was recognized during the six months ended September 30, 2025. As of September 30, 2025, $1.2 million remains accrued and will be satisfied over the remainder of the San Francisco lease terms, which continue through April 2029.

During the twelve months ended March 31, 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. We intend to continue subleasing the facility to the extent possible. The liability will be satisfied over the remainder of the leased property's term, which continues through November 2025. Any future changes in the estimates or in the actual sublease income may require future adjustments to the liabilities, which would impact net earnings (loss) in the period the adjustment is recorded. Through September 30, 2025, the Company has recorded a total of $7.9 million of restructuring charges and adjustments related to this lease, of which $0.5 million was recognized during the six months ended September 30, 2025. Of the amount accrued for this facility lease, $0.6 million remained accrued at September 30, 2025 and will be satisfied during fiscal year 2026.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Employee-related restructuring plan charges	$—	$397	$149	$575
Lease-related restructuring plan charges and adjustments	—	—	274	—
Other	—	—	—	28
	$—	$397	$423	$603

14. COMMITMENTS AND CONTINGENCIES:

Legal Matters

On January 24, 2025, a purported class action styled Riganian et al v. LiveRamp Holdings, Inc. and LiveRamp, Inc. (Case No. 4:25-cv-824-JST) was filed in the United States District Court for the Northern District of California against the Company and LiveRamp, Inc., alleging claims based on the California Constitution, the common law protections against intrusion upon seclusion, the California Invasion of Privacy Act, the Federal Wiretap Act and unjust enrichment. The lawsuit seeks certification of classes of California and national consumers, unspecified monetary damages, costs and attorneys’ fees and other relief (including injunctive and declaratory relief). Discovery has begun, and it is anticipated that class certification issues will be determined in mid-2026. The Company intends to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

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

Commitments

The following table presents the Company’s purchase commitments at September 30, 2025.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $31.5 million as the Company is not able to predict the periods in which the payments will be made. The amount for fiscal 2026 represents the remaining six months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2026	2027	2028	Total
Purchase commitments	$12,706	$12,798	$3,988	$29,492

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15. INCOME TAX:

On July 4, 2025, H.R. 1, also known as “The One Big Beautiful Bill” Act (the "2025 Tax Act"), was signed into law in the U.S. The 2025 Tax Act includes provisions that allow for the immediate expensing of domestic research and development expenditures, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations.

In determining the quarterly provision for income taxes, the Company applies its estimated annual effective tax rate ("AETR") to its year-to-date ordinary income or loss and adjusts for discrete tax items in the period. The provision for income taxes was primarily driven by nondeductible stock-based compensation, capitalization of foreign research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, the 2025 Tax Act's transition rules regarding the deduction of unamortized domestic research and development expenditures under IRC Section 174A, and the valuation allowance.

Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of deductible temporary differences as well as net operating loss and tax credit carryforwards. As of September 30, 2025, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions. Given the Company's recent history of profitability, it is reasonably possible that within the next 12 months sufficient positive evidence may become available to support a conclusion that a substantial portion of the valuation allowance is no longer needed. The exact timing and amount of the valuation allowance release are subject to significant judgment and continued analysis of the positive and negative evidence. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

The newly enacted 2025 Tax Act has multiple effective dates, with certain changes taking effect during our fiscal year ending March 31, 2026. The estimated impact of provisions taking effect during fiscal 2026 has been reflected in the provision for income taxes for the quarter ended September 30, 2025. The 2025 Tax Act caused a material decrease in the Company’s estimated AETR and expected cash tax payments for fiscal 2026. Due to the complexity and various upcoming effective dates of the 2025 Tax Act, we are still in the process of assessing its impact on our consolidated financial statements. The final impact may differ from our current estimates based on further analysis, regulatory guidance, and any legislative changes.

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

LiveRamp’s CODM regularly reviews significant segment expenses by the nature of the cost: cost of revenue, research and development, sales and marketing, general and administrative, and gains, losses and other items, net. This is consistent with the Company’s presentation on its condensed consolidated statements of operations. Other significant segment expenses within income from operations include depreciation and amortization expenses and stock compensation expenses that are presented in more detail in the condensed consolidated statements of cash flows and in Note 5, "Stock-Based Compensation", as well as employee related expenses, excluding stock compensation expenses, which is detailed below (dollars in thousands).

	For the three months ended		For the six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Employee-related expenses	$106,662	$116,825	$220,043	$235,010
Less: stock compensation expenses	(20,517)	(29,068)	(45,927)	(57,053)
Employee-related expenses, net of stock compensation expenses	$86,145	$87,757	$174,116	$177,957

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense	$(10)	$(14)	$(32)	$(65)
Interest income	3,794	4,447	7,877	9,047
Other non-operating losses	(240)	(236)	(592)	(341)
Total other income, net	$3,544	$4,197	$7,253	$8,641

Geographic information

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
United States	$188,674	$175,168	$372,950	$341,487
Foreign
Europe	9,289	8,690	18,182	16,803
Asia-Pacific ("APAC")	1,373	1,317	2,669	2,531
Other	493	308	850	623
All Foreign	11,155	10,315	21,701	19,957
	$199,829	$185,483	$394,651	$361,444

Long-lived assets excluding financial instruments (dollars in thousands):

	September 30, 2025	March 31, 2025
United States	$587,962	$596,396
Foreign
Europe	5,049	6,122
APAC	635	588
Other	82	76
All Foreign	5,766	6,786
	$593,728	$603,182

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at September 30, 2025 and March 31, 2025 that are measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$33,003	$—	$—	$33,003
Level 1:
Money market funds	336,443	—	—	336,443
Assets of non-qualified retirement plan	—	—	17,748	17,748
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	399	399
Total	$369,446	$7,500	$18,147	$395,093

	March 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$25,402	$—	$—	$25,402
Level 1:
Money market funds	387,929	—	—	387,929
Assets of non-qualified retirement plan	—	—	15,913	15,913
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	446	446
Total	$413,331	$7,500	$16,359	$437,190

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $3.6 million and $3.2 million of strategic investments without readily determinable fair values at September 30, 2025 and March 31, 2025, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. During the six months ended September 30, 2025, the Company recorded $0.1 million in strategic investment impairment charges that is recorded in other expense in the condensed consolidated statement of operations. There were no impairment charges during the six months ended September 30, 2024.

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

Operating Segment

The Company provides a data collaboration platform, essentially acting as a hub where businesses can securely share and manage first-party consumer data with trusted partners while prioritizing data privacy and ethics. The Company has one primary business activity, its data collaboration platform, as described in the business description section of Note 1, "Organization and Summary of Significant Accounting Policies." The Company generates revenue from subscription fees from clients accessing our platform, revenue-sharing fees generated from data transactions through our LiveRamp Data Marketplace, transactional usage-based fees from arrangements with certain publishers and addressable TV providers, and professional services fees. The platform is used by customers globally in a similar manner across geographies, channels and verticals.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 834 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Summary Results and Notable Events

A financial summary of the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is presented below:
•Revenues were $199.8 million, a 7.7% increase from $185.5 million.
•Cost of revenue was $59.6 million, a 16.3% increase from $51.2 million.
•Gross margin decreased to 70.2% from 72.4%.
•Total operating expenses were $118.8 million, a 6.3% decrease from $126.8 million.
•Cost of revenue and operating expenses for three months ended September 30, 2025 and 2024 included the following items:
◦Non-cash stock compensation of $20.5 million and $29.1 million, respectively (cost of revenue of $1.5 million and $1.5 million, respectively, and operating expenses of $19.1 million and $27.6 million, respectively)
◦Purchased intangible asset amortization of $2.8 million and $3.7 million, respectively (cost of revenue)
◦Restructuring and other charges of $0.0 million and $0.4 million, respectively (operating expenses)
•Total other income, net was $3.5 million, a decrease of $0.7 million from $4.2 million.
•Net earnings were $27.4 million, or $0.42 per diluted share, compared to net earnings of $1.7 million, or $0.03 per diluted share.
•Net cash provided by operating activities was $57.4 million compared to $55.6 million.
•The Company repurchased 1.8 million shares of its common stock for $49.8 million compared to 1.9 million shares for $49.9 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this Quarterly Report on Form 10-Q.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The below data is presented in millions, except for percentages.

			% Change
	September 30, 2025	September 30, 2024	September 30, 2025 from September 30, 2024	September 30, 2024 from September 30, 2023

Subscription net retention	102%	107%	(5)%	6%
Annualized recurring revenue	$516	$483	7%	13%
Remaining performance obligation	$652	$504	29%	3%
Current remaining performance obligation	$430	$374	15%	10%

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

SNR was 102% primarily reflecting both modest fixed and variable revenue increases. The acquisition of Habu contributed approximately two percentage points to the prior period growth. Additionally, growth compared to the prior year decreased as a result of lower net upsell revenue.

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

Our ARR growth of 7% was primarily attributable to new customer revenue. The deceleration in ARR growth was primarily attributable to lower contribution from net growth (upsell revenue less downsell and churn) in existing customer revenue. In addition, the acquisition of Habu contributed approximately three percentage points to the prior period growth.

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

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Revenues	$199,829	$185,483	8	$394,651	$361,444	9
Cost of revenue	59,594	51,234	16	117,913	102,983	14
Gross profit	140,235	134,249	4	276,738	258,461	7
Total operating expenses	118,807	126,762	(6)	248,089	256,222	(3)
Income from operations	21,428	7,487	186	28,649	2,239	1180
Total other income, net	3,544	4,197	(16)	7,253	8,641	(16)
Income tax expense (benefit)	(2,448)	9,952	(125)	735	16,637	(96)
Net earnings (loss) from continuing operations	$27,420	$1,732	1483	$35,167	$(5,757)	711
Diluted earnings (loss) per share from continuing operations	$0.42	$0.03	1520	$0.53	$(0.09)	713

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Revenues:
Subscription	$150,041	$143,289	5	$298,416	$278,082	7
Marketplace and Other	49,788	42,194	18	96,235	83,362	15
Total revenues	$199,829	$185,483	8	$394,651	$361,444	9

Total revenues were $199.8 million for the three months ended September 30, 2025, a $14.3 million, or 7.7%, increase from the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $6.8 million, or 4.7%, primarily due to upsell to existing customers. The Marketplace and Other revenue growth was $7.6 million, or 18.0%, primarily due to Data Marketplace growth. On a geographic basis, U.S. revenue increased $13.5 million, or 7.7%. International revenue increased $0.8 million, or 8.1%.

Total revenues were $394.7 million for the six months ended September 30, 2025, a $33.2 million, or 9.2%, increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $20.3 million, or 7.3%, primarily due to upsell to existing customers and higher variable revenue. The Marketplace and Other revenue growth was $12.9 million, or 15.4%, primarily due to Data Marketplace and Services growth. On a geographic basis, U.S. revenue increased $31.5 million, or 9.2%. International revenue increased $1.7 million, or 8.7%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Cost of revenue	$59,594	$51,234	16	$117,913	$102,983	14
Gross profit	$140,235	$134,249	4	$276,738	$258,461	7
Gross margin (%)	70.2%	72.4%	(3)	70.1%	71.5%	(2)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security, product operations and professional services functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $59.6 million for the three months ended September 30, 2025, a $8.4 million, or 16.3%, increase from the same period a year ago. Gross profit increased to $140.2 million (70.2% gross margin) from $134.2 million (72.4% gross margin) in the prior year period due to the revenue increase of $14.3 million and a decrease in purchased intangible asset amortization of $1.0 million (roll-off of amortization from previous acquisitions in the prior year), offset partially by an increase in cloud infrastructure costs (increased $8.8 million) driven by increased customer usage and platform migration costs. U.S. gross margins decreased to 70.7% from 73.3% while International gross margins increased to 61.9% from 57.3%.

Cost of revenue was $117.9 million for the six months ended September 30, 2025, a $14.9 million, or 14.5%, increase from the same period a year ago. Gross profit increased to $276.7 million (70.1% gross margin) from $258.5 million (71.5% gross margin) in the prior period due to the revenue increase of $33.2 million and a decrease in purchased intangible asset amortization of $2.1 million (roll-off of amortization from previous acquisitions in the prior year), offset partially by an increase in cloud infrastructure costs (increased $15.6 million) driven by increased customer usage and platform migration costs. U.S. gross margins decreased to 70.6% from 72.4%, and International gross margins increased to 61.2% from 56.4%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$36,952	$43,889	(16)	$76,560	$88,007	(13)
Sales and marketing	48,685	51,107	(5)	100,591	105,282	(4)
General and administrative	33,170	31,369	6	70,515	62,330	13
Gains, losses and other items, net	—	397	(100)	423	603	(30)
Total operating expenses	$118,807	$126,762	(6)	$248,089	$256,222	(3)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $37.0 million for the three months ended September 30, 2025, a decrease of $6.9 million, or 15.8%, compared to the same period a year ago, and are 18.5% of total revenues compared to 23.7% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $4.4 million), headcount-related expenses (decreased $2.5 million) and professional services (decreased $0.5 million), offset partially by cloud R&D hosting expenses (increased $1.1 million).

R&D expenses were $76.6 million for the six months ended September 30, 2025, a decrease of $11.4 million, or 13.0%, compared to the same period a year ago, and are 19.4% of total revenues compared to 24.3% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $6.3 million) and headcount-related expenses (decreased $4.9 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $48.7 million for the three months ended September 30, 2025, a decrease of $2.4 million, or 4.7%, compared to the same period a year ago, and are 24.4% of total revenues compared to 27.6% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $1.9 million) and headcount-related expenses (decreased $0.3 million).

S&M expenses were $100.6 million for the six months ended September 30, 2025, a decrease of $4.7 million, or 4.5%, compared to the same period a year ago, and are 25.5% of total revenues compared to 29.1% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $3.0 million), headcount-related expenses (decreased $1.2 million), and third-party marketing and event expenses (decreased $0.6 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $33.2 million for the three months ended September 30, 2025, an increase of $1.8 million, or 5.7%, compared to the same period a year ago, and are 16.6% of total revenues compared to 16.9% in the prior year. The increase is primarily due to professional services (increased $2.7 million) largely related to litigation costs, including those associated with the class action lawsuit, and fees in support of strategic corporate initiatives, and incentive compensation (increased $1.4 million) offset partially by stock-based compensation expense (decreased $2.2 million).

G&A expenses were $70.5 million for the six months ended September 30, 2025, an increase of $8.2 million, or 13.1%, compared to the same period a year ago, and are 17.9% of total revenues compared to 17.2% in the prior year. The increase is primarily due to professional services expenses (increased $7.1 million) largely related to litigation costs, including those associated with the class action lawsuit, and fees in support of strategic corporate initiatives, headcount-related expenses (increased $1.9 million, primarily incentive compensation), offset partially by stock-based compensation expense (decreased $1.9 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $0.0 million for the three months ended September 30, 2025, a decrease of $0.4 million compared to the same period a year ago. The prior year was all related to employee termination benefits.

Gains, losses and other items, net was $0.4 million for the six months ended September 30, 2025, a decrease of $0.2 million compared to the same period a year ago. The current year relates primarily to adjustments to previous lease restructuring reserves while the prior year costs are primarily related to termination benefits for employees whose positions were eliminated.

Income from Operations and Operating Margin

Income from operations was $21.4 million for the three months ended September 30, 2025 compared to income from operations of $7.5 million in the same period a year ago. Operating margin was 10.7% compared to 4.0% in the same period a year ago. Margins in the current year were positively impacted by the decrease in stock-based compensation.

Income from operations was $28.6 million for the six months ended September 30, 2025 compared to income from operations of $2.2 million in the same period a year ago. Operating margin was 7.3% compared to 0.6% in the same period a year ago. Margins in the current year were positively impacted by the decrease in stock-based compensation.

Total Other Income and Income Taxes

Total other income, net was $3.5 million for the three months ended September 30, 2025 compared to total other income, net of $4.2 million in the same period a year ago. Total other income, net was $7.3 million for the six months ended September 30, 2025 compared to $8.6 million in the same period a year ago. The decrease is primarily attributable to lower invested cash balances and lower interest rates in the current year.

Income tax benefit was $2.4 million on income from continuing operations before income taxes of $25.0 million for the three months ended September 30, 2025, resulting in a negative 9.8% effective tax rate. This compares to income tax expense of $10.0 million on income from continuing operations before income taxes of $11.7 million, or an 85.2% effective tax rate in the same period a year ago. The current year period benefited from the enactment of new tax laws, as described below. The prior year tax rate reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, without a corresponding deferred tax benefit. Income tax expense was $0.7 million on income from continuing operations before income taxes of $35.9 million for the six months ended September 30, 2025, resulting in a 2.0% effective tax rate. This compares to income tax expense of $16.6 million on income from continuing operations before income taxes of $10.9 million, or a 152.9% effective tax rate in the same period a year ago. Income tax expense (benefit) for all periods reflects the impact of the valuation allowance and nondeductible stock-based compensation.

On July 4, 2025, H.R. 1, also known as “The One Big Beautiful Bill” Act (the "2025 Tax Act"), was signed into law in the U.S. The 2025 Tax Act includes provisions that allow for the immediate expensing of domestic research and development expenditures, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. Under the 2025 Tax Act's transition rules, IRC Section 174A allows certain unamortized domestic research and development expenditures to be deducted over one or two years, at the taxpayer's election. In accordance with IRC Section 174, foreign research and development expenditures are still required to be capitalized and amortized over 15 years. Due to the valuation allowance, the Company has not recorded a deferred tax benefit for future amortization deductions.

Given the Company's recent history of profitability, it is reasonably possible that within the next 12 months sufficient positive evidence may become available to support a conclusion that a substantial portion of the valuation allowance is no longer needed. The exact timing and amount of the valuation allowance release are subject to significant judgment and continued analysis of the positive and negative evidence. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

The newly enacted 2025 Tax Act has multiple effective dates, with certain changes taking effect during our fiscal year ending March 31, 2026. The estimated impact of provisions taking effect during fiscal 2026 has been reflected in the provision for income taxes for the quarter ended September 30, 2025. The 2025 Tax Act caused a material decrease in the Company’s effective tax rate for the three and six months ended September 30, 2025. We also expect a material decrease in cash tax payments for fiscal 2026 due to the new law. Given the complexity and various upcoming effective dates of the 2025 Tax Act, we are still in the process of assessing its impact on our consolidated financial statements. The final impact may differ from our current estimates based on further analysis, regulatory guidance, and any legislative changes.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At September 30, 2025, approximately $25.6 million of the total cash balance of $369.4 million, or approximately 6.9%, was located outside of the United States.

Trade accounts receivable, net balances were $216.8 million at September 30, 2025, an increase of $30.6 million, compared to $186.2 million at March 31, 2025. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 100 days at September 30, 2025, compared to 89 days at March 31, 2025. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2025, DSO at September 30, 2025 was negatively impacted by approximately eight days due to the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at September 30, 2025 totaled $409.7 million, a $1.0 million increase when compared to $408.7 million at March 31, 2025.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the short term (the next 12 months) and separately in the long term (beyond the next 12 months). However, in light of the recent tariffs and other trade restrictions, risk of recession, the military conflicts in Europe and the Middle East, cost increases, high interest rates, capital markets volatility and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the six months ended
	September 30,
	2025	2024

Net cash provided by operating activities	$41,587	$46,268
Net cash provided by (used in) investing activities	$(2,017)	$22,161
Net cash used in financing activities	$(85,146)	$(67,066)

Operating Activities

Cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our customers, and related payments to our suppliers and employees. The timing of cash receipts from customers and payments to suppliers and employees can significantly impact our cash flows from operating activities. Our collection and payment cycles can vary from period to period.

Net cash provided by operating activities for the six months ended September 30, 2025 was $41.6 million and resulted primarily from operating results adjusted for non-cash items of $90.3 million offset by unfavorable changes in operating assets and liabilities of $48.7 million. Net cash used by changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $31.9 million and a decrease in accounts payable and other liabilities of $24.1 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation awards for fiscal year 2025 and the timing of payments to suppliers.

Net cash provided by operating activities for the six months ended September 30, 2024 was $46.3 million and resulted primarily from operating results adjusted for non-cash items of $61.6 million offset by unfavorable changes in operating assets and liabilities of $15.3 million. Net cash provided by changes in operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $32.0 million primarily due to the payment of annual incentive compensation awards for fiscal year 2024 and the timing of payments to suppliers.

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

Net cash used in investing activities for the six months ended September 30, 2025 was $2.0 million and consisted of capital expenditures of $0.9 million, net cash paid in acquisitions of $0.6 million related primarily to the Habu escrow release, and purchases of strategic investments for $0.5 million.

Net cash provided by investing activities for the six months ended September 30, 2024 was $22.2 million and consisted of the proceeds from the sales of short-term investments of $25.0 million, partially offset by purchases of short-term investments of $2.0 million, capital expenditures of $0.5 million and the purchases of strategic investments of $0.4 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

Net cash used in financing activities for the six months ended September 30, 2025 was $85.1 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $79.8 million (2.9 million shares), and $11.7 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $6.3 million of proceeds from the sale of common stock from our equity compensation plans.

Net cash used in financing activities for the six months ended September 30, 2024 was $67.1 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan of $65.7 million (2.4 million shares), and $7.7 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $6.3 million of proceeds from the sale of common stock from our equity compensation plans.

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

During the six months ended September 30, 2025, the Company repurchased 2.9 million shares of its common stock for $79.6 million under the modified common stock repurchase program. The repurchase amounts included in the fiscal 2026 condensed consolidated statements of stockholders equity and the condensed consolidated statements of cash flows included amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022. Through September 30, 2025, the Company had repurchased a total of 44.4 million shares of its common stock for $1.1 billion under the program, leaving remaining capacity of $176.6 million.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at September 30, 2025 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $31.5 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2026 represents the remaining six months ending March 31, 2026. All other periods represent fiscal years ending March 31.

	For the years ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$4,991	$9,458	$9,472	$9,044	$2,591	$1,708	$37,264

Future minimum payments as of September 30, 2025 related to restructuring plans as a result of the Company's exit from certain leased office facilities are (dollars in thousands): Fiscal 2026: $450.

	For the years ending March 31,
	2026	2027	2028	Total
Purchase commitments	$12,706	$12,798	$3,988	$29,492

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

Non-U.S. Operations

The Company has a material presence in the United Kingdom, France, the Netherlands, India, Australia and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2025, as compared with those discussed in the 2025 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 - July 31, 2025	—	$—	—	$226,313,638
August 1, 2025 - August 31, 2025	1,449,830	$26.95	1,449,830	$187,237,314
September 1, 2025 - September 30, 2025	384,351	$27.80	384,351	$176,551,043
Total	1,834,181	$27.13	1,834,181

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on August 14, 2024.  Under the modified common stock repurchase program, the Company may purchase up to $1.3 billion of its common stock through the period ending December 31, 2026. Through September 30, 2025, the Company had repurchased a total of 44.4 million shares of its common stock for $1.1 billion, leaving remaining capacity of $176.6 million under the stock repurchase program.

(1) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022.

(2) Amounts presented exclude the 1% excise tax as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 15, 2025 as Exhibit 10.1 to the Company's Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2025 and March 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2025, (v) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2024, (vi) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2025 and 2024, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: November 5, 2025	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)