Form 10-Q
period 2025-12-31
LiveRamp Holdings, Inc.
filed 2026-02-05
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2025
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of January 30, 2026 was 63,124,894.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
December 31, 2025

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	March 31,
	2025	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$395,888	$413,331
Restricted cash	—	595
Short-term investments	7,500	7,500
Trade accounts receivable, net	218,780	186,169
Refundable income taxes, net	10,371	9,708
Other current assets	46,770	38,886
Total current assets	679,309	656,189

Property and equipment, net of accumulated depreciation and amortization	5,506	6,184
Intangible assets, net	11,917	20,167
Goodwill	502,174	501,756
Deferred commissions, net	40,235	44,452
Other assets, net	30,032	30,623
	$1,269,173	$1,259,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$123,718	$112,271
Accrued payroll and related expenses	36,268	50,776
Other accrued expenses	44,035	38,586
Deferred revenue	45,979	45,885
Total current liabilities	250,000	247,518

Other liabilities	56,903	62,994
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	16,155	15,918
Additional paid-in capital	2,113,501	2,045,316
Retained earnings	1,388,398	1,313,358
Accumulated other comprehensive income	6,060	4,295
Treasury stock, at cost	(2,561,844)	(2,430,028)
Total stockholders' equity	962,270	948,859
	$1,269,173	$1,259,371

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	December 31,		December 31,

	2025	2024	2025	2024
Revenues	$212,197	$195,412	$606,848	$556,856
Cost of revenue	59,656	54,998	177,569	157,981
Gross profit	152,541	140,414	429,279	398,875
Operating expenses
Research and development	33,823	42,735	110,383	130,742
Sales and marketing	48,864	50,863	149,455	156,145
General and administrative	29,078	31,994	99,593	94,324
Gains, losses and other items, net	1,252	149	1,675	752
Total operating expenses	113,017	125,741	361,106	381,963
Income from operations	39,524	14,673	68,173	16,912
Total other income, net	3,378	4,033	10,631	12,674
Income from continuing operations before income taxes	42,902	18,706	78,804	29,586
Income tax expense	3,029	9,184	3,764	25,821
Net earnings from continuing operations	39,873	9,522	75,040	3,765
Earnings from discontinued operations, net of tax	—	1,688	—	1,688
Net earnings	$39,873	$11,210	$75,040	$5,453

Basic earnings per share:
Continuing operations	$0.63	$0.15	$1.16	$0.06
Discontinued operations	$0.00	$0.03	$0.00	$0.03
Basic earnings per share	$0.63	$0.17	$1.16	$0.08

Diluted earnings per share:
Continuing operations	$0.62	$0.14	$1.14	$0.06
Discontinued operations	$0.00	$0.03	$0.00	$0.03
Diluted earnings per share	$0.62	$0.17	$1.14	$0.08

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Net earnings	$39,873	$11,210	$75,040	$5,453
Other comprehensive income (loss):
Change in foreign currency translation adjustment	132	(1,590)	1,765	(471)
Comprehensive income	$40,005	$9,620	$76,805	$4,982

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND NINE MONTHS ENDED DECEMBER 31, 2025
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended December 31, 2025	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at September 30, 2025	161,167,204	$16,117	$2,094,828	$1,348,525	$5,928	(97,036,463)	$(2,521,591)	$943,807
Employee stock awards, benefit plans and other issuances	92,799	9	1,826	—	—	(27,560)	(795)	1,040
Non-cash stock-based compensation	9,284	1	16,875	—	—	—	—	16,876
Restricted stock units vested	282,635	28	(28)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(1,363,181)	(39,458)	(39,458)
Comprehensive income:
Foreign currency translation	—	—	—	—	132	—	—	132
Net earnings	—	—	—	39,873	—	—	—	39,873
Balances at December 31, 2025	161,551,922	$16,155	$2,113,501	$1,388,398	$6,060	(98,427,204)	$(2,561,844)	$962,270

For the nine months ended December 31, 2025
Balances at March 31, 2025	159,176,452	$15,918	$2,045,316	$1,313,358	$4,295	(93,760,959)	$(2,430,028)	$948,859
Employee stock awards, benefit plans and other issuances	420,474	42	8,060	—	—	(398,256)	(12,448)	(4,346)
Non-cash stock-based compensation	43,154	4	60,316	—	—	—	—	60,320
Restricted stock units vested	1,911,842	191	(191)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(4,267,989)	(119,368)	(119,368)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,765	—	—	1,765
Net earnings	—	—	—	75,040	—	—	—	75,040
Balances at December 31, 2025	161,551,922	$16,155	$2,113,501	$1,388,398	$6,060	(98,427,204)	$(2,561,844)	$962,270

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
Comprehensive income (loss)
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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended December 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$75,040	$5,453
Earnings from discontinued operations, net of tax	—	(1,688)
Non-cash operating activities:
Depreciation and amortization	10,079	13,404
Loss on disposal or impairment of assets	140	41
Lease-related impairment and restructuring charges	617	42
Gain on sale of strategic investments	(47)	—
Loss on marketable equity securities	136	—
Provision for doubtful accounts	1,295	1,148
Deferred income taxes	113	49
Non-cash stock compensation expense	64,058	83,813
Changes in operating assets and liabilities:
Accounts receivable, net	(33,254)	(21,640)
Deferred commissions	4,217	3,645
Other assets	(1,837)	(2,598)
Accounts payable and other liabilities	(12,892)	(8,165)
Income taxes	1,295	3,953
Deferred revenue	(107)	13,928
Net cash provided by operating activities	108,853	91,385

Cash flows from investing activities:
Capital expenditures	(1,087)	(749)
Cash paid in acquisitions, net of cash received	(595)	(1,951)
Purchases of investments	—	(1,967)
Proceeds from sales of investments	—	26,989
Purchases of strategic investments	(3,320)	(1,400)
Proceeds from sale of strategic investment	247	—
Net cash provided by (used in) investing activities	(4,755)	20,922

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	8,104	8,631
Shares repurchased for tax withholdings upon vesting of stock-based awards	(12,447)	(9,305)
Acquisition of treasury stock	(118,930)	(75,751)
Net cash used in financing activities	(123,273)	(76,425)
Net cash provided by (used in) continuing operations	(19,175)	35,882

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the nine months ended December 31,
	2025	2024

Cash flows from discontinued operations:
From operating activities	—	2,486
Net cash provided by discontinued operations	—	2,486
Effect of exchange rate changes on cash	1,137	(474)

Net change in cash, cash equivalents and restricted cash	(18,038)	37,894
Cash, cash equivalents and restricted cash at beginning of period	413,926	339,471
Cash, cash equivalents and restricted cash at end of period	$395,888	$377,365

Supplemental cash flow information:
Cash paid for income taxes, net	$2,321	$21,990
Cash received for income taxes, net from discontinued operations	—	(2,486)
Cash received for tenant improvement allowances	—	(1,758)
Cash paid for operating lease liabilities	7,471	7,372
Operating lease assets obtained in exchange for operating lease liabilities	747	2,327
Operating lease assets, and related lease liabilities, relinquished in lease terminations	—	(555)
Purchases of property, plant and equipment remaining unpaid at period end	104	85
Excise tax payable on net stock repurchases	567	64

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

Accounting Pronouncements Adopted During the Current Year

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There were no material accounting pronouncements applicable to the Company.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 requires greater disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income tax paid.	We will adopt the updated standard beginning with our fourth quarter ending March 31, 2026.	While the adoption of ASU 2023-09 will not have an impact on our financial condition and results of operations, additional disclosures will be required in the notes to the consolidated financial statements.

ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new guidance does not change the expense captions on the statements of operations.	The updated standard is effective for us beginning in fiscal 2028. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.
ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements	ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires reporting entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	The updated standard is effective for us beginning in fiscal 2029. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.

2. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Basic earnings per share:
Net earnings from continuing operations	$39,873	$9,522	$75,040	$3,765
Earnings from discontinued operations, net of tax	—	1,688	—	1,688
Net earnings	$39,873	$11,210	$75,040	$5,453

Basic weighted-average shares outstanding	63,517	65,631	64,680	66,182
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method	768	1,112	919	1,323
Diluted weighted-average shares outstanding	64,285	66,743	65,599	67,505

Basic earnings per share:
Continuing operations	$0.63	$0.15	$1.16	$0.06
Discontinued operations	—	0.03	—	0.03
Basic earnings per share:	$0.63	$0.17	$1.16	$0.08

Diluted earnings per share:
Continuing operations	$0.62	$0.14	$1.14	$0.06
Discontinued operations	—	0.03	—	0.03
Diluted earnings per share:	$0.62	$0.17	$1.14	$0.08

Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	276	826	707	2,166

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

During the nine months ended December 31, 2025, the Company repurchased 4.3 million shares of its common stock for $118.8 million under the common stock repurchase program. Through December 31, 2025, the Company had repurchased a total of 45.8 million shares of its common stock for $1.2 billion under the program, leaving remaining capacity of $137.4 million. The repurchase amounts included in the condensed consolidated financial statements related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 (in thousands) are shown below.

	For the nine months ended
	December 31,
	2025	2024
Excise tax accruals included in the condensed consolidated statements of equity:
Acquisition of treasury stock, including transaction costs and excise tax	$567	$187

Excise tax payments included in the condensed consolidated statements of cash flows:
Acquisition of treasury stock	$128	$58

Accumulated other comprehensive income balances of $6.1 million and $4.3 million at December 31, 2025 and March 31, 2025, respectively, reflect accumulated foreign currency translation adjustments.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the nine months ended December 31,
Primary Geographical Markets	2025	2024
United States	$572,836	$526,469
Europe	28,368	25,334
Asia-Pacific ("APAC")	4,115	3,898
Other	1,529	1,155
	$606,848	$556,856

Major Offerings/Services
Subscription	$456,799	$423,667
Marketplace and Other	150,049	133,189
	$606,848	$556,856

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $709.8 million as of December 31, 2025, of which $471.1 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by December 31, 2032.

4. LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	December 31, 2025	March 31, 2025
Right-of-use assets included in other assets, net	$16,901	$19,341
Short-term lease liabilities included in other accrued expenses	$9,366	$9,351
Long-term lease liabilities included in other liabilities	$21,870	$26,939

Supplemental balance sheet information:
Weighted average remaining lease term	3.8 years	4.5 years
Weighted average discount rate	5.5%	5.4%

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

The components of lease cost, net for the nine months ended December 31, 2025 and 2024, respectively, were as follows (dollars in thousands):

	For the nine months ended December 31,
	2025	2024
Operating lease costs	$5,707	$6,065
Operating sublease income	1,528	802
Total leases costs, net	$4,179	$5,263

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less and excluding ASC 840 leases related to restructuring plans) as of December 31, 2025. The amount for fiscal 2026 represents the remaining three months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal year:	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
2026	$2,463	$(568)	1,895
2027	9,461	(2,308)	7,153
2028	9,472	(2,371)	7,101
2029	9,044	(2,292)	6,752
2030	2,591	(189)	2,402
Thereafter	1,708	—	1,708
Total undiscounted lease payments	34,739	(7,728)	27,011
Less: Interest and short-term leases	3,503	(888)	2,615
Total discounted operating lease liabilities	$31,236	$(6,840)	$24,396

There are no future minimum payments as of December 31, 2025 related to ASC 840 lease liabilities under restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 13).

5. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 54.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At December 31, 2025, there were a total of 7.3 million shares available for future grants under the plans.

During the quarter ended June 30, 2025, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the 2005 Plan by 2.5 million shares. The amendment was approved by shareholders at the August 2025 annual shareholders' meeting. The amendment increased the 2005 Plan shares from 48.9 million shares at March 31, 2025 to 51.4 million shares beginning in the quarter ended September 30, 2025 and increased the total number of shares reserved for issuance since inception of all plans from 51.5 million shares at March 31, 2025 to 54.0 million shares beginning in the quarter ended September 30, 2025.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the nine months ended December 31, 2025 and 2024, by award type, was (dollars in thousands):

	For the nine months ended
	December 31,
	2025	2024
Stock options	$1,758	$2,504
Restricted stock units, time-vesting	43,637	64,056
Restricted stock units, performance-based	12,978	10,709
Habu restricted stock awards	38	650
Habu acquisition consideration holdback	3,702	3,659
Employee stock purchase plan	1,087	1,297
Directors stock-based compensation	858	938
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	64,058	83,813
Less expense related to liability-based equity awards	(3,738)	(3,734)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$60,320	$80,079

The effect of stock-based compensation expense on operations, by financial statement line item, was (dollars in thousands):

	For the nine months ended
	December 31,
	2025	2024
Cost of revenue	$4,026	$4,550
Research and development	20,469	31,210
Sales and marketing	16,501	21,754
General and administrative	23,062	26,299
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$64,058	$83,813

The following table provides the expected future expense for all of the Company's outstanding equity awards at December 31, 2025, by award type. The amount for fiscal 2026 represents the remaining three months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2026	2027	2028	2029	Total
Stock options	$423	$1,023	$95	$—	$1,541
Restricted stock units	15,213	53,050	28,360	3,864	100,487
Habu restricted stock awards	6	6	—	—	12
Habu acquisition consideration holdback	1,177	4,067	—	—	5,244
Employee stock purchase plan	391	257	—	—	648
Expected future expense	$17,210	$58,403	$28,455	$3,864	$107,932

Stock Options Activity

Stock options activity for the nine months ended December 31, 2025 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2025	370,596	$13.20
Exercised	(253,761)	$14.97		$3,650
Forfeited or canceled	(8,498)	$9.61
Outstanding at December 31, 2025	108,337	$9.36	6.4	$2,168
Exercisable at December 31, 2025	55,338	$9.12	5.6	$1,121

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on December 31, 2025. This amount changes based upon changes in the fair market value of the Company's common stock.

A summary of stock options outstanding and exercisable as of December 31, 2025 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$1.20	—	$9.99	106,627	6.5 years	$9.17	53,628	$8.73
$10.00	—	$19.99	—	0.0 years	$—	—	$—
$20.00	—	$24.99	1,710	0.5 years	$21.32	1,710	$21.32
			108,337	6.4 years	$9.36	55,338	$9.12

Habu Restricted Stock Awards

Habu restricted stock share activity for the nine months ended December 31, 2025 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2025	1,568	$39.48	0.7
Vested	(1,249)	$39.48
Unvested restricted stock awards at December 31, 2025	319	$39.48	0.5

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the nine months ended December 31, 2025, the Company granted time-vesting RSUs covering 2,103,953 shares of common stock and having a fair value at the date of grant of $62.2 million. The RSUs granted in the current year will vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant. RSU activity for the nine months ended December 31, 2025 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2025	2,985,522	$32.27	1.76
Granted	2,103,953	$29.56
Vested	(1,579,097)	$31.90
Forfeited or canceled	(289,957)	$31.55
Outstanding at December 31, 2025	3,220,421	$30.75	2.03

The total fair value of RSUs vested during the nine months ended December 31, 2025 was $49.6 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs")

Fiscal 2026 plan:
During the nine months ended December 31, 2025, the Company granted PSUs covering 520,826 shares of common stock having a fair value at the date of grant of $17.2 million. The grants were made under three separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 154,299 shares of common stock were granted having a fair value at the date of grant of $6.4 million, determined using a Monte Carlo simulation model. The units vest subject to attainment of market conditions established by the talent and compensation committee of the board of directors (“compensation committee”) and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2025 to March 31, 2028.

Under the operating metrics performance plan, units covering 360,036 shares of common stock were granted having a fair value at the date of grant of $10.6 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2026, 2027, and 2028.

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

PSU activity for the nine months ended December 31, 2025 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2025	1,395,426	$31.36	1.13
Granted	520,826	$33.07
Vested	(332,745)	$25.87
Forfeited or canceled	(126,546)	$28.95
Outstanding at December 31, 2025	1,456,961	$33.44	1.24

The total fair value of PSUs vested in the nine months ended December 31, 2025 was $11.1 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Board of Directors stock compensation

Under the Company's equity compensation plans, non-employee directors may receive a portion of their fees for director services provided in the form of Company stock grants. During the nine months ended December 31, 2025, the Company issued stock grants to non-employee directors covering 30,222 shares of Company stock for the portion of director compensation paid in shares.

Acquisition-related Consideration Holdback

Through December 31, 2025 and since consummation of the acquisition, the Company has recognized a total of $9.4 million as stock-based compensation expense related to the Habu consideration holdback. At December 31, 2025, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $4.0 million. The second annual settlement of $4.4 million is expected to occur in the fourth quarter of fiscal 2026.

Qualified Employee Stock Purchase Plan ("ESPP")

During the nine months ended December 31, 2025, 166,077 shares of common stock were purchased under the ESPP at a weighted-average price of $25.91 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $1.1 million for the nine months ended December 31, 2025. At December 31, 2025, there was approximately $0.6 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	December 31, 2025	March 31, 2025
Prepaid expenses and other	$28,795	$22,973
Assets of non-qualified retirement plan	17,975	15,913
Other current assets	$46,770	$38,886

Other noncurrent assets consist of the following (dollars in thousands):

	December 31, 2025	March 31, 2025
Long-term prepaid revenue share	$587	$2,164
Right-of-use assets (see Note 4)	16,901	19,341
Deferred tax assets	2,087	1,982
Deposits	2,861	2,832
Strategic investments	6,220	3,200
Other miscellaneous noncurrent assets	1,376	1,104
Other assets, net	$30,032	$30,623

7. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	December 31, 2025	March 31, 2025
Leasehold improvements	$14,590	$14,508
Data processing equipment	4,909	5,425
Office furniture and other equipment	4,065	3,880
	23,564	23,813
Less accumulated depreciation and amortization	(18,058)	(17,629)
Property and equipment, net of accumulated depreciation and amortization	$5,506	$6,184

Depreciation expense on property and equipment was $1.8 million and $2.1 million for the nine months ended December 31, 2025 and 2024, respectively.

8. GOODWILL:

Changes in goodwill for the nine months ended December 31, 2025 were as follows (dollars in thousands):

Total
Balance at March 31, 2025	$501,756
Change in foreign currency translation adjustment	418
Balance at December 31, 2025	$502,174

Goodwill by geography as of December 31, 2025 was:

Total
U.S.	$502,174

9. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, and trade names. Intangible assets are summarized as follows (dollars in thousands):

	December 31, 2025	March 31, 2025
Developed technology, gross	$94,000	$94,000
Accumulated amortization	(83,167)	(75,666)
Net developed technology	$10,833	$18,334

Customer relationship/trade name, gross	$30,000	$30,000
Accumulated amortization	(28,916)	(28,167)
Net customer relationship/trade name	$1,084	$1,833

Publisher/data supply relationships, gross	$16,000	$16,000
Accumulated amortization	(16,000)	(16,000)
Net publisher/data supply relationships	$—	$—

Total intangible assets, gross	$140,000	$140,000
Total accumulated amortization	(128,083)	(119,833)
Total intangible assets, net	$11,917	$20,167

Total amortization expense related to intangible assets was $8.3 million and $11.3 million for the nine months ended December 31, 2025 and 2024, respectively.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2026 represents the remaining three months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands).

Fiscal Year:	Amount
2026	$2,750
2027	9,167
$11,917

10. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	December 31, 2025	March 31, 2025
Liabilities of non-qualified retirement plan	$17,975	$15,913
Short-term lease liabilities (see Note 4)	9,366	9,351
Habu consideration holdback (see Note 5)	3,998	813
Other miscellaneous accrued expenses	12,696	12,509
Other accrued expenses	$44,035	$38,586

11. OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	December 31, 2025	March 31, 2025
Uncertain tax positions	$32,179	$30,284
Long-term lease liabilities (see Note 4)	21,870	26,939
Lease restructuring accruals and related sublease deposits	1,088	1,905
Deferred tax liabilities	355	242
Other	1,411	3,624
Other liabilities	$56,903	$62,994

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the nine months ended December 31, 2025	$7,698	$1,295	$(10)	$(953)	$8,030

13. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, ROU asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the nine months ended December 31, 2025. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statements of operations. The reserve balances are included in accrued payroll and related expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2025	$3,529	$1,905	$5,434
Restructuring charges and adjustments	1,047	617	1,664
Payments	(3,619)	(1,434)	(5,053)
Balances at December 31, 2025	$957	$1,088	$2,045

Employee-related Restructuring Plans

During the nine months ended December 31, 2025, the Company recorded a total of $1.0 million in employee-related restructuring charges and adjustments. The expense reflects $0.9 million of severance charges in the United States and $0.1 million of adjustments to the fiscal 2025 employee-related restructuring plans in the United States and Europe. Of the fiscal 2026 employee-related restructuring plans, $0.9 million remained accrued as of December 31, 2025 and is expected to be paid during fiscal 2026.

During the twelve months ended March 31, 2025, the Company recorded a total of $7.9 million in employee-related restructuring charges and adjustments. The expense included $7.7 million of severance and other employee-related charges in the United States, Europe, and APAC, and $0.2 million in adjustments to the fiscal 2021 and fiscal 2024 employee-related restructuring plans for employees in the United States and APAC. Of the fiscal 2025 employee-related restructuring plans, $0.1 million remained accrued as of December 31, 2025 and is expected to be paid during fiscal 2026.

During the twelve months ended March 31, 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. No amounts remain unpaid as of December 31, 2025.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in combined impairment charges totaling $26.5 million during the twelve months ended March 31, 2024 and March 31, 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.5 million in combined lease-related restructuring charges and adjustments during fiscal years 2023 through 2026 that covered other obligations related to the leased office spaces in San Francisco and Phoenix, of which a negative $0.2 million was recognized during the nine months ended December 31, 2025. As of December 31, 2025, $1.1 million remains accrued and will be satisfied over the remainder of the San Francisco lease terms, which continue through April 2029.

During the twelve months ended March 31, 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. The liability was satisfied over the remainder of the leased property's term, which continued through November 2025. Through December 31, 2025, the Company has recorded a total of $8.2 million of restructuring charges and adjustments related to this lease, of which $0.8 million was recognized during the nine months ended December 31, 2025. No amounts remain unpaid as of December 31, 2025.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Employee-related restructuring plan charges	$898	$28	$1,047	$605
Lease-related restructuring plan charges and adjustments	343	43	617	43
ROU asset group impairments and adjustments	—	78	—	42
Acquisition related costs	—	—	—	62
Other	11	—	11	—
	$1,252	$149	$1,675	$752

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

Commitments

The following table presents the Company’s purchase commitments at December 31, 2025.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $32.2 million as the Company is not able to predict the periods in which the payments will be made. The amount for fiscal 2026 represents the remaining three months ending March 31, 2026. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2026	2027	2028	Total
Purchase commitments	$7,064	$20,620	$4,435	$32,119

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

Realization of the Company's net deferred tax assets is dependent upon its generation of sufficient taxable income of the proper character in future years in appropriate tax jurisdictions to obtain benefit from the reversal of deductible temporary differences as well as net operating loss and tax credit carryforwards. As of December 31, 2025, the Company continues to maintain a full valuation allowance on its net deferred tax assets except in certain foreign jurisdictions. Given the Company's recent history of profitability, it is reasonably possible that within the next 12 months sufficient positive evidence may become available to support a conclusion that a substantial portion of the valuation allowance is no longer needed. The exact timing and amount of the valuation allowance release are subject to significant judgment and continued analysis of the positive and negative evidence. Release of the valuation allowance would result in an income tax benefit for the period the release is recorded.

The 2025 Tax Act has multiple effective dates, with certain changes taking effect during our fiscal year ending March 31, 2026. The estimated impact of provisions taking effect during fiscal 2026 has been reflected in the provision for income taxes for the quarter ended December 31, 2025. The 2025 Tax Act caused a material decrease in the Company’s estimated AETR and expected cash tax payments for fiscal 2026. Due to the complexity and various upcoming effective dates of the 2025 Tax Act, as well as uncertainty surrounding state tax conformity, we are still in the process of assessing its impact on our consolidated financial statements. The final impact may differ from our current estimates based on further analysis, regulatory guidance, and any legislative changes.

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

LiveRamp’s CODM regularly reviews significant segment expenses by the nature of the cost: cost of revenue, research and development, sales and marketing, general and administrative, and gains, losses and other items, net. This is consistent with the Company’s presentation on its condensed consolidated statements of operations. Other significant segment expenses within income from operations include depreciation and amortization expenses and stock compensation expenses that are presented in more detail in the condensed consolidated statements of cash flows and in Note 5, "Stock-Based Compensation", as well as employee-related expenses, excluding stock compensation expenses, which is detailed below (dollars in thousands).

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Employee-related expenses	$100,689	$113,141	$320,732	$348,151
Less: stock compensation expenses	(18,131)	(26,760)	(64,058)	(83,813)
Employee-related expenses, net of stock compensation expenses	$82,558	$86,381	$256,674	$264,338

Other significant segment expenses within net earnings from continuing operations include other income (expense) (primarily interest income and expense), and income tax expense that is presented in more detail in the condensed consolidated statements of operations.

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

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Interest expense	$—	$(124)	$(32)	$(189)
Interest income	3,541	4,214	11,418	13,261
Other non-operating losses	(163)	(57)	(755)	(398)
Total other income, net	$3,378	$4,033	$10,631	$12,674

Geographic information

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue
United States	$199,886	$184,982	$572,836	$526,469
Foreign
Europe	10,186	8,531	28,368	25,334
Asia-Pacific ("APAC")	1,446	1,367	4,115	3,898
Other	679	532	1,529	1,155
All Foreign	12,311	10,430	34,012	30,387
	$212,197	$195,412	$606,848	$556,856

Long-lived assets excluding financial instruments (dollars in thousands):

	December 31, 2025	March 31, 2025
United States	$585,038	$596,396
Foreign
Europe	4,161	6,122
APAC	586	588
Other	79	76
All Foreign	4,826	6,786
	$589,864	$603,182

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at December 31, 2025 and March 31, 2025 that are measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$32,307	$—	$—	$32,307
Level 1:
Money market funds	363,581	—	—	363,581
Assets of non-qualified retirement plan	—	—	17,975	17,975
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	309	309
Total	$395,888	$7,500	$18,284	$421,672

	March 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$25,402	$—	$—	$25,402
Level 1:
Money market funds	387,929	—	—	387,929
Assets of non-qualified retirement plan	—	—	15,913	15,913
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	446	446
Total	$413,331	$7,500	$16,359	$437,190

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $6.2 million and $3.2 million of strategic investments without readily determinable fair values at December 31, 2025 and March 31, 2025, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. During the nine months ended December 31, 2025, the Company recorded $0.1 million in strategic investment impairment charges that is recorded in other expense in the condensed consolidated statement of operations. There were no impairment charges during the nine months ended December 31, 2024.

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

/LiveRamp Data Collaboration Platform

As depicted in the graphic below, we power the industry’s leading enterprise platform for data collaboration. We enable organizations to access and leverage data more effectively across the applications they use to interact with their customers. At the core of our platform is an omnichannel, deterministic identity resolution technology that offers unparalleled accuracy, breadth, and depth. Leveraging deep expertise in data collaboration, the /LiveRamp Data Collaboration Platform enables an organization to unify customer and prospect data (first-, second-, or third-party) to build a single view of the customer in a way that protects consumer privacy. First-party data is data collected firsthand through a company's controlled channels. Second-party data is data that a company shares directly with a trusted business partner. Third-party data is data collected and sold by a company through an online data marketplace to companies with which it does not have a direct relationship. This single customer view can then be connected across any of the 500 partners in our ecosystem in order to support a variety of people-based marketing solutions. Our platform is configured to be interoperable with the AI models, applications and agents that our customers and partners are deploying to derive marketing outcomes more effectively and efficiently.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 849 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Summary Results and Notable Events

A financial summary of the three months ended December 31, 2025 compared to the three months ended December 31, 2024 is presented below:
•Revenues were $212.2 million, an 8.6% increase from $195.4 million.
•Cost of revenue was $59.7 million, an 8.5% increase from $55.0 million.
•Gross margin was 71.9% in both periods.
•Total operating expenses were $113.0 million, a 10.1% decrease from $125.7 million.
•Cost of revenue and operating expenses for the three months ended December 31, 2025 and 2024 included the following items:
◦Non-cash stock compensation of $18.1 million and $26.8 million, respectively (cost of revenue of $1.0 million and $1.5 million, respectively, and operating expenses of $17.1 million and $25.3 million, respectively)
◦Purchased intangible asset amortization of $2.8 million and $3.7 million, respectively (cost of revenue)
◦Restructuring and other charges of $1.3 million and $0.1 million, respectively (operating expenses)
•Total other income, net was $3.4 million, a decrease of $0.7 million from $4.0 million.
•Net earnings were $39.9 million, or $0.62 per diluted share, compared to net earnings of $11.2 million, or $0.17 per diluted share.
•Net cash provided by operating activities was $67.3 million compared to $45.1 million.
•The Company repurchased 1.4 million shares of its common stock for $39.2 million compared to 0.4 million shares for $10.0 million under the Company's common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the three months ended December 31, 2025 compared to the three months ended December 31, 2024, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this Quarterly Report on Form 10-Q.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The data below is presented in millions, except for percentages.

			% Change
	December 31, 2025	December 31, 2024	December 31, 2025 from December 31, 2024	December 31, 2024 from December 31, 2023

Subscription net retention	101%	108%	(6)%	7%
Annualized recurring revenue	$527	$491	7%	10%
Remaining performance obligation	$710	$579	23%	6%
Current remaining performance obligation	$471	$434	9%	13%

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

SNR was 101% primarily reflecting a modest fixed revenue increase partially offset by a small decline in variable revenue. The acquisition of Habu contributed approximately one percentage point to the prior period growth. Additionally, growth compared to the prior year decreased as a result of lower variable revenue.

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

Our ARR growth of 7% was primarily attributable to new customer revenue. The deceleration in ARR growth was primarily attributable to lower contribution from net growth (upsell revenue less downsell and churn) in existing customer revenue. This deceleration in net growth was primarily related to the acquisition of Habu which contributed approximately three percentage points to the prior period growth.

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

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2025	2024	Change	2025	2024	Change
Revenues	$212,197	$195,412	9	$606,848	$556,856	9
Cost of revenue	59,656	54,998	8	177,569	157,981	12
Gross profit	152,541	140,414	9	429,279	398,875	8
Total operating expenses	113,017	125,741	(10)	361,106	381,963	(5)
Income from operations	39,524	14,673	169	68,173	16,912	303
Total other income, net	3,378	4,033	(16)	10,631	12,674	(16)
Income tax expense	3,029	9,184	(67)	3,764	25,821	(85)
Net earnings from continuing operations	$39,873	$9,522	319	$75,040	$3,765	1,893
Diluted earnings per share from continuing operations	$0.62	$0.14	335	$1.14	$0.06	1,951

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2025	2024	Change	2025	2024	Change
Revenues:
Subscription	$158,383	$145,585	9	$456,799	$423,667	8
Marketplace and Other	53,814	49,827	8	150,049	133,189	13
Total revenues	$212,197	$195,412	9	$606,848	$556,856	9

Total revenues were $212.2 million for the three months ended December 31, 2025, a $16.8 million, or 8.6%, increase from the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $12.8 million, or 8.8%, primarily due to upsell to existing customers and higher variable revenue. The Marketplace and Other revenue growth was $4.0 million, or 8.0%, primarily due to Data Marketplace and Services growth. On a geographic basis, U.S. revenue increased $14.9 million, or 8.1%. International revenue increased $1.9 million, or 18.0%. The differences in exchange rates in the current quarter compared to those in the prior year quarter favorably impacted international revenue growth by approximately 5 percentage points.

Total revenues were $606.8 million for the nine months ended December 31, 2025, a $50.0 million, or 9.0%, increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $33.1 million, or 7.8%, primarily due to upsell to existing customers and higher variable revenue. The Marketplace and Other revenue growth was $16.9 million, or 12.7%, primarily due to Data Marketplace and Services growth. On a geographic basis, U.S. revenue increased $46.4 million, or 8.8%. International revenue increased $3.6 million, or 11.9%. The differences in exchange rates in the current year compared to those in the prior year favorably impacted international revenue growth by approximately 4 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2025	2024	Change	2025	2024	Change
Cost of revenue	$59,656	$54,998	8	$177,569	$157,981	12
Gross profit	$152,541	$140,414	9	$429,279	$398,875	8
Gross margin (%)	71.9%	71.9%	—	70.7%	71.6%	(1)

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security, product operations and professional services functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $59.7 million for the three months ended December 31, 2025, a $4.7 million, or 8.5%, increase from the same period a year ago. Gross profit increased to $152.5 million (71.9% gross margin) from $140.4 million (71.9% gross margin) in the prior year period due to the revenue increase of $16.8 million and a decrease in purchased intangible asset amortization of $0.9 million (roll-off of amortization from previous acquisitions in the prior year), offset partially by an increase in cloud infrastructure costs (increased $5.8 million) driven by increased customer usage and platform migration costs. U.S. gross margins decreased to 72.2% from 72.8% while International gross margins increased to 67.5% from 55.5%.

Cost of revenue was $177.6 million for the nine months ended December 31, 2025, a $19.6 million, or 12.4%, increase from the same period a year ago. Gross profit increased to $429.3 million (70.7% gross margin) from $398.9 million (71.6% gross margin) in the prior period due to the revenue increase of $50.0 million and a decrease in purchased intangible asset amortization of $3.0 million (roll-off of amortization from previous acquisitions in the prior year), offset partially by an increase in cloud infrastructure costs (increased $21.4 million) driven by increased customer usage and platform migration costs. U.S. gross margins decreased to 71.2% from 72.5%, and International gross margins increased to 63.5% from 56.1%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the nine months ended
	December 31,			December 31,
			%			%
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$33,823	$42,735	(21)	$110,383	$130,742	(16)
Sales and marketing	48,864	50,863	(4)	149,455	156,145	(4)
General and administrative	29,078	31,994	(9)	99,593	94,324	6
Gains, losses and other items, net	1,252	149	740	1,675	752	123
Total operating expenses	$113,017	$125,741	(10)	$361,106	$381,963	(5)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $33.8 million for the three months ended December 31, 2025, a decrease of $8.9 million, or 20.9%, compared to the same period a year ago, and are 15.9% of total revenues compared to 21.9% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $4.5 million), headcount-related expenses (decreased $3.3 million), cloud R&D hosting expenses (decreased $0.4 million) and professional services expenses (decreased $0.3 million).

R&D expenses were $110.4 million for the nine months ended December 31, 2025, a decrease of $20.4 million, or 15.6%, compared to the same period a year ago, and are 18.2% of total revenues compared to 23.5% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $10.8 million) and headcount-related expenses (decreased $8.2 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $48.9 million for the three months ended December 31, 2025, a decrease of $2.0 million, or 3.9%, compared to the same period a year ago, and are 23.0% of total revenues compared to 26.0% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $2.3 million), lower bad debt expense (decreased $0.5 million), and third-party marketing and event expenses (decreased $0.4 million), offset partially by increases in professional services expenses (increased $0.8 million) and headcount-related expenses (increased $0.6 million).

S&M expenses were $149.5 million for the nine months ended December 31, 2025, a decrease of $6.7 million, or 4.3%, compared to the same period a year ago, and are 24.6% of total revenues compared to 28.0% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $5.3 million) and third-party marketing and event expenses (decreased $1.0 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $29.1 million for the three months ended December 31, 2025, a decrease of $2.9 million, or 9.1%, compared to the same period a year ago, and are 13.7% of total revenues compared to 16.4% in the prior year. The decrease is primarily due to headcount-related expenses (decreased $1.2 million) and stock-based compensation expense (decreased $1.5 million).

G&A expenses were $99.6 million for the nine months ended December 31, 2025, an increase of $5.3 million, or 5.6%, compared to the same period a year ago, and are 16.4% of total revenues compared to 16.9% in the prior year. The increase is primarily due to professional services expenses (increased $7.5 million) largely related to litigation costs, including those associated with the class action lawsuit, and fees in support of strategic corporate initiatives, headcount-related expenses (increased $0.7 million, primarily incentive compensation), offset partially by stock-based compensation expense (decreased $3.4 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $1.3 million for the three months ended December 31, 2025, an increase of $1.1 million compared to the same period a year ago. The current year costs relate to employee termination benefits and real estate reserve adjustments, and the prior year costs were all related to employee termination benefits.

Gains, losses and other items, net was $1.7 million for the nine months ended December 31, 2025, an increase of $0.9 million compared to the same period a year ago. The current year relates primarily to employee termination benefits and adjustments to previous lease restructuring reserves while the prior year costs are primarily related to termination benefits for employees whose positions were eliminated.

Income from Operations and Operating Margin

Income from operations was $39.5 million for the three months ended December 31, 2025 compared to income from operations of $14.7 million in the same period a year ago. Operating margin was 18.6% compared to 7.5% in the same period a year ago. Margins in the current year were positively impacted by the decrease in stock-based compensation.

Income from operations was $68.2 million for the nine months ended December 31, 2025 compared to income from operations of $16.9 million in the same period a year ago. Operating margin was 11.2% compared to 3.0% in the same period a year ago. Margins in the current year were positively impacted by the decrease in stock-based compensation.

Total Other Income and Income Taxes

Total other income, net was $3.4 million for the three months ended December 31, 2025 compared to total other income, net of $4.0 million in the same period a year ago. Total other income, net was $10.6 million for the nine months ended December 31, 2025 compared to $12.7 million in the same period a year ago. The decrease is primarily attributable to lower interest rates in the current year.

Income tax expense was $3.0 million on income from continuing operations before income taxes of $42.9 million for the three months ended December 31, 2025, resulting in a 7.1% effective tax rate. This compares to income tax expense of $9.2 million on income from continuing operations before income taxes of $18.7 million, or a 49.1% effective tax rate in the same period a year ago. The current year period benefited from the enactment of new tax laws, as described below. The prior year tax rate reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code ("IRC") Section 174, as modified by the Tax Cuts and Jobs Act of 2017, without a corresponding deferred tax benefit. Income tax expense was $3.8 million on income from continuing operations before income taxes of $78.8 million for the nine months ended December 31, 2025, resulting in a 4.8% effective tax rate. This compares to income tax expense of $25.8 million on income from continuing operations before income taxes of $29.6 million, or an 87.3% effective tax rate in the same period a year ago. Income tax expense for all periods reflects the impact of the valuation allowance and nondeductible stock-based compensation.

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

Given the Company's recent history of profitability, it is reasonably possible that within the next 12 months sufficient positive evidence may become available to support a conclusion that a substantial portion of the valuation allowance is no longer needed. The exact timing and amount of the valuation allowance release are subject to significant judgment and continued analysis of the positive and negative evidence. Release of the valuation allowance would result in an income tax benefit for the period the release is recorded.

The 2025 Tax Act has multiple effective dates, with certain changes taking effect during our fiscal year ending March 31, 2026. The estimated impact of provisions taking effect during fiscal 2026 has been reflected in the provision for income taxes for the quarter ended December 31, 2025. The 2025 Tax Act caused a material decrease in the Company’s effective tax rate for the three and nine months ended December 31, 2025. We also expect a material decrease in cash tax payments for fiscal 2026 due to the new law. Given the complexity and various upcoming effective dates of the 2025 Tax Act, as well as uncertainty surrounding state tax conformity, we are still in the process of assessing its impact on our consolidated financial statements. The final impact may differ from our current estimates based on further analysis, regulatory guidance, and any legislative changes.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $1.7 million for the three and nine months ended December 31, 2024. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2025, 2024, and 2023, the Company recovered certain previously paid state income taxes arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At December 31, 2025, approximately $24.4 million of the total cash balance of $395.9 million, or approximately 6.2%, was located outside of the United States.

Trade accounts receivable, net balances were $218.8 million at December 31, 2025, an increase of $32.6 million, compared to $186.2 million at March 31, 2025. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 95 days at December 31, 2025, compared to 89 days at March 31, 2025. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2025, DSO at December 31, 2025 was negatively impacted by approximately seven days due to the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at December 31, 2025 totaled $429.3 million, a $20.6 million increase when compared to $408.7 million at March 31, 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the nine months ended
	December 31,
	2025	2024

Net cash provided by operating activities	$108,853	$91,385
Net cash provided by (used in) investing activities	$(4,755)	$20,922
Net cash used in financing activities	$(123,273)	$(76,425)
Net cash provided by discontinued operations	$—	$2,486

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

Net cash provided by operating activities for the nine months ended December 31, 2025 was $108.9 million and resulted primarily from operating results adjusted for non-cash items of $151.4 million offset by unfavorable changes in operating assets and liabilities of $42.6 million. Net cash used due to changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $33.3 million and a decrease in accounts payable and other liabilities of $12.9 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation awards for fiscal year 2025 and the timing of payments to suppliers.

Net cash provided by operating activities for the nine months ended December 31, 2024 was $91.4 million and resulted primarily from operating results adjusted for non-cash items of $102.3 million offset by unfavorable changes in operating assets and liabilities of $10.9 million. Net cash used due to changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $21.6 million, offset partially by an increase in deferred revenue of $13.9 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers. The change in deferred revenue is primarily due to growth in quarterly and annual upfront billings to customers.

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

Net cash used in investing activities for the nine months ended December 31, 2025 was $4.8 million and consisted of purchases of strategic investments for $3.3 million, capital expenditures of $1.1 million and net cash paid in acquisitions of $0.6 million related primarily to the Habu escrow release, offset partially by proceeds from sales of strategic investments of $0.2 million.

Net cash provided by investing activities for the nine months ended December 31, 2024 was $20.9 million and consisted of the proceeds from the sale of short-term investments of $27.0 million, partially offset by purchases of short-term investments of $2.0 million, net cash paid in acquisitions of $2.0 million, purchases of strategic investments of $1.4 million, and capital expenditures of $0.7 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

Net cash used in financing activities for the nine months ended December 31, 2025 was $123.3 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $118.9 million (4.3 million shares), and $12.4 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $8.1 million of proceeds from the sale of common stock from our equity compensation plans.

Net cash used in financing activities for the nine months ended December 31, 2024 was $76.4 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $75.8 million (2.8 million shares), and $9.3 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $8.6 million of proceeds from the sale of common stock from our equity compensation plans.

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

During the nine months ended December 31, 2025, the Company repurchased 4.3 million shares of its common stock for $118.8 million under the modified common stock repurchase program. Through December 31, 2025, the Company had repurchased a total of 45.8 million shares of its common stock for $1.2 billion under the program, leaving remaining capacity of $137.4 million. The repurchase amounts included in the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows included amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at December 31, 2025 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $32.2 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2026 represents the remaining three months ending March 31, 2026. All other periods represent fiscal years ending March 31.

	For the years ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$2,463	$9,461	$9,472	$9,044	$2,591	$1,708	$34,739

There are no future minimum payments as of December 31, 2025 related to ASC 840 lease liabilities under the restructuring plans resulting from the Company's exit from certain leased office facilities (see Note 13).

	For the years ending March 31,
	2026	2027	2028	Total
Purchase commitments	$7,064	$20,620	$4,435	$32,119

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the nine months ended December 31, 2025, as compared with those discussed in the 2025 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 - October 31, 2025	488,867	$27.58	488,867	$163,069,253
November 1, 2025 - November 30, 2025	874,314	$29.38	874,314	$137,383,046
December 1, 2025 - December 31, 2025	—	$—	—	$137,383,046
Total	1,363,181	$28.73	1,363,181

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on August 14, 2024.  Under the modified common stock repurchase program, the Company may purchase up to $1.3 billion of its common stock through the period ending December 31, 2026. Through December 31, 2025, the Company had repurchased a total of 45.8 million shares of its common stock for $1.2 billion, leaving remaining capacity of $137.4 million under the stock repurchase program.

(1) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022.

(2) Amounts presented exclude the 1% excise tax as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. As previously disclosed, on December 12, 2025, the Company announced that Mohsin Hussain, the Company’s Chief Technology Officer, will cease serving in such role and his employment with the Company will terminate effective as of the end of fiscal 2026 (the “Effective Date”).

In connection with his departure on December 15, 2025, Mr. Hussain and the Company entered into a separation agreement and release of claims pursuant to which Mr. Hussain will receive a lump sum cash severance payment of $862,500, which is equal to the sum of his current base salary and his average annual bonus for the two prior fiscal years. In addition, Mr. Hussain will remain eligible to receive his fiscal 2026 cash bonus, to the extent it is earned and payable in accordance with the Company’s incentive compensation program, excluding the provision requiring employment on the payment date, and Mr. Hussain will be eligible to receive a prorated portion of his outstanding PSUs. All other equity awards held by Mr. Hussain will be forfeited and cancelled as of the Effective Date.

b. Not applicable.

c. During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1	Separation Agreement and General Release between the Company and Mohsin Hussain dated as of December 15, 2025.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at December 31, 2025 and March 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2025, (v) Condensed Consolidated Statements of Equity for the Three and Nine Months Ended December 31, 2024, (vi) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2025 and 2024, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Dated: February 5, 2026	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)