Form 10-K
period 2026-03-31
LiveRamp Holdings, Inc.
filed 2026-05-21
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2026
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s Common Stock, $.10 par value per share, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange was approximately $1,170,058,106. (For purposes of determination of the above stated amount only, all directors, executive officers and 10% or more shareholders of the registrant are presumed to be affiliates.)

The number of shares of common stock, $0.10 par value per share, outstanding as of May 15, 2026 was 60,087,866.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) of LiveRamp Holdings, Inc. (“LiveRamp,” the “Company,” “we”, “us”, or “our”) are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements may include but are not limited to the following:

•management's expectations regarding the timing and consummation of the Merger (as defined below);

•management’s expectations about the macro economy and trends within the consumer or business information industries, including the use of data and consumer expectations related thereto;

•statements regarding our competitive position within our industry and our differentiation strategies;

•management's expectations regarding new and existing products, technologies and opportunities;

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
•statements of the plans and objectives of management for future operations, including, but not limited to, management's confidence in and strategies for performance of the combined businesses following the Merger and those statements contained under the heading “Growth Strategy” in Part I, Item 1 of this Annual Report on Form 10-K;
•statements of future performance, including, but not limited to, expectations regarding growth, sales, cash flows, and earnings and those statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K;
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

•the possibility that the closing conditions in the Merger Agreement (as defined below) fail to be satisfied, or the closing the Merger is delayed or any event, change, or other circumstance occurs that could give rise to the right of one or multiple of the parties to terminate the Merger Agreement;

•the possibility that the Merger does not close when expected or at all because required regulatory, shareholder, or other approvals are not received or satisfied on a timely basis or at all;

•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events, including those resulting from the announcement, pendency or completion of the Merger;

•the possibility that the Merger may disrupt our prior plans and operations, may lead to a disruption of management’s time and attention from ongoing business or may lead to unexpected costs, charges or expenses;
•the possibility that, due to the Merger, certain customers may attempt to invoke provisions in their contracts allowing for termination upon a change in control, which may result in a decline in revenue and profit;
•the possibility that certain restrictions as set forth in the Merger Agreement may impact our ability to pursue certain business opportunities or strategic transactions prior to the closing of the Merger;
•our directors and executive officers may have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders;
•the possibility that if the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company;
•the possibility that the fair value of certain of our assets may not be equal to the carrying value of those assets now or in future time periods;
•the possibility that sales cycles may lengthen, including as a result of the Merger;
•the possibility that we will not be able to properly motivate our sales force or other employees, including as a result of the Merger;
•the possibility that we may not be able to attract and retain qualified technical and leadership employees, or that we may lose key employees to other organizations, including as a result of the Merger;

•the possibility that our global workforce strategy could encounter difficulty and not be as beneficial as planned;
•the possibility that we may not be able to sublease our exited office spaces on favorable terms and rates;
•the possibility that competent, competitive products, technologies or services will be introduced into the marketplace by other companies;
•the possibility that we will fail to keep up with rapidly changing technology practices in our products and services or that expected benefits from utilization of technological innovations, including artificial intelligence, may not be realized as soon as expected or at all;
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
•the possibility that our customers may cancel or modify their agreements with us (including as a result of the Merger), or may not make timely or complete payments;
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
•general and global negative conditions, risk related to tariffs and other trade restrictions, risk of recession, the military conflicts in Europe and the Middle East, capital markets volatility, bank failures, government shutdowns, cost increases and general inflationary pressure and other related causes; and
•our tax rate and other effects of changes to U.S. federal tax law.

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

Item 1.  Business

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a leading data collaboration technology company, empowering marketers and media owners to deliver and measure marketing performance everywhere it matters. LiveRamp’s data collaboration network seamlessly unites data across advertisers, ad tech platforms, publishers, data providers, and commerce media networks — unlocking insights that deliver transformational consumer experiences, and drive measurable business outcomes. As consumers embrace AI-powered experiences, the LiveRamp data collaboration network expands the breadth and accuracy of the data on which marketing AI capabilities operate. Our platform is engineered for AI agent accessibility, facilitating autonomous data collaboration between the specialized AI agents utilized by our customers and partners and our networked platform. Built on a foundation of strict neutrality, interoperability, and global scale, LiveRamp enables organizations to maximize the value of their data while accelerating business growth.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global customer base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct customer list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, information systems, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment and non-profit. We serve thousands of additional companies through our expansive partner ecosystem, unlocking access to unique customer moments and creating powerful network effects.

Pending Merger

On May 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MMS USA Holdings, Inc., a Delaware corporation (“Parent”) and a wholly owned subsidiary of Publicis (defined below), Covey Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), and, solely for the purpose of Section 10.14 thereto, Publicis Groupe S.A., a French société anonyme ("Publicis"), pursuant to which, among other things, at the effective time of the Merger (the "Effective Time"), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a direct wholly owned subsidiary of Parent.

On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.10 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than any (i) Company Common Stock owned by stockholders that have properly perfected their rights of appraisal within the meaning of Section 262 of the Delaware General Corporation Law; (ii) Company Common Stock owned by the Company, Parent or Merger Sub; or (iii) Company Common Stock owned by any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub) or of the Company) will be converted into the right to receive $38.50 in cash, without interest. The Merger is expected to close by the end of calendar year 2026, subject to customary closing conditions, including approval by the Company’s stockholders and the receipt of required regulatory approvals.

If the Merger is consummated, the Company Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

Additional information about the Merger Agreement and the Merger will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A that will be filed with the SEC.

Industry

We are experiencing a convergence of several key industry trends that are shaping the future of how data is used to power marketing and the customer experience. Some of these key industry trends include:

Using Data to Optimize the Customer Experience in the AI Era

As AI transforms how consumers discover and purchase products, marketers increasingly realize that true competitive advantage lies in providing meaningful customer experiences that are personalized, relevant and cohesive across all marketing channels and customer interactions. These experiences are the key to brand differentiation and customer retention. Companies are also increasingly realizing that best-in-class customer experiences require enhanced insights that can only be achieved through a structured data collaboration effort that combines first-, second-, and third-party data.

At the same time, consumers expect personalization from brands and new AI tools that make it possible for every consumer interaction to be individually relevant, addressable, and measurable.

Data is at the center of exceptional customer experiences but is still vastly underutilized. Organizations must capture, organize, analyze, and most importantly use customer data to power the customer experience. While AI is increasingly being used across marketing workflows to deliver better customer experiences, data remains the key determinant of success. By understanding which devices, email addresses, and postal addresses relate to the same individual, enterprise marketers can leverage that insight to deliver seamless experiences as consumers engage with a company across all touchpoints. Additionally, reaching consumers at the individual level helps organizations reduce marketing waste and more easily attribute their marketing spend to actual sales transactions. Enterprise marketers recognize the huge opportunity big data brings, yet many admit they are not using their data effectively to drive their customer experience.

Growing Data Usage

Advances in technology, including AI and machine learning, and the consumer's widespread use of Internet connected devices and applications have made it possible to collect and rapidly process massive amounts of customer data. Data vendors and direct-to-consumer platforms are able to collect user information across a wide range of offline and online properties and platforms, and to aggregate and combine it with other data sources. With proper permissions, this data can be integrated with a company's own proprietary data and can be made non-identifiable if the use case requires it. Through the use of data, marketers and publishers can better enhance the customer experience and increase their customer lifetime value.

Growing Data Collaboration to Enable Commerce Media

The advertising market is being transformed by commerce media, a new form of advertising that closes the loop between media impressions and sales transactions. Commerce media provides brand advertisers with enhanced audience insights that drive more effective and efficient advertising and provides consumers with a more relevant experience. The foundation for commerce media is data collaboration where companies share first-party consumer data with trusted business partners in a manner that is secure and adheres to privacy regulations. Retail media was the first to scale, spurred by e-commerce, but other sectors are embracing the commerce media opportunity, including travel and hospitality, telecommunications, finance, automotive and healthcare.

There are other examples of data collaboration use cases, such as enterprise companies connecting consumer data across internal functional groups or properties, cross-screen media measurement and analysis, and business partners sharing data that can be used to train proprietary AI models.

Growing Complexity of the Customer Journey in the AI Era

The customer experience economy has evolved significantly in recent years, driven by rapid innovation and an explosion of data, marketing channels, devices, and applications. AI is the latest innovation and is changing where and how customers discover and purchase products. Consumers are increasingly using generative AI assistants and agents, with conversational prompts, to navigate the Internet and guide their online shopping journeys. Historically, brands interacted with consumers through a limited number of marketing channels, with limited visibility into the activities taking place. Today, companies interact with consumers across a growing number of touchpoints, including social, mobile, CTV, point-of-sale, and AI surfaces. The billions of interactions that take place each day between brands and consumers create a trove of valuable data that can be harnessed to power better customer interactions and experiences. However, most enterprise marketers remain unable to navigate through the complexity to effectively leverage this data.

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

Increasing Fragmentation of Consumer Identity

Today, customer journeys span multiple channels and devices over time, resulting in data silos and fragmented identities. As consumers engage with brands across various touchpoints – over the web, mobile devices and applications, by email and television, and in physical stores – they may not be represented as single unique individuals with complex behaviors, appearing instead as disparate data points with dozens of different identifiers. Becky Smith who lives at 123 Main Street may appear as beckys@acme.com when she uses Facebook, becky@yahoo.com when she signs into Yahoo Finance, becky.smith@gmail.com when she conducts a Google search, cookie ABC when she browses cnn.com, device ID 234 on Hulu and so on. As a result, enterprise marketers struggle to understand, at scale, the cross-channel, cross-device habits of consumers and the different steps they take on their path to conversion. More specifically, data silos and fragmented identities prevent companies from being able to resolve all relevant data to a specific individual, which poses a challenge to the formation of accurate, actionable insights about a brand’s consumers or campaigns.

AI is Transforming Marketing Workflows

AI is changing how brands execute marketing and advertising campaigns. AI agents are being deployed by both advertising buyers and sellers to automate manual and fragmented workflows that support marketing activities. AI agents can autonomously orchestrate and execute multi-step tasks across multiple applications and functions. For example, conversational AI agents allow marketers to use natural language prompts to quickly generate target audiences, activate a campaign, and measure the results. A process that previously could take multiple hours, or days, can now be completed within minutes. Agentic workflows simplify and accelerate marketing throughput, resulting in significant operational efficiencies. The effectiveness of these automated AI workflows is contingent on the timely access to pertinent and accurate data.

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

Heightened Privacy and Security Concerns

Consumer privacy and security require ongoing diligence, especially with regulations such as the European General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"). The world, and the United States in particular, is experiencing rapid growth in data privacy laws, with a majority of the population of the United States now covered by state data collection and use privacy laws. Consumers' understanding of the benefits of marketing technology often lags the pace of innovation, giving rise to new demands from regulators and consumer advocacy groups across the world. These factors challenge the liability every company faces when processing consumer data.

Our Approach

Leveraging our groundbreaking leadership in foundational identity and connectivity, we help our marketing and media owner customers deliver and measure marketing performance by unlocking siloed and fragmented consumer data and enabling responsible data collaboration.

We are middleware for the customer experience economy. LiveRamp provides the trusted collaboration platform that sits in between customer data and the thousands of applications powered by data. We make data consistent, consumable and portable. We ensure the seamless connection of data to and from the customer experience applications our clients use and the partners with which they collaborate. We empower businesses to make data more accessible and create richer, more meaningful experiences for their customers.

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

•Live/Access. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The LiveRamp Data Collaboration Platform allows for the search, discovery, and distribution of data provided by third-party data providers to improve targeting, measurement, and customer intelligence. Data accessed through the LiveRamp Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and then can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 225 data providers across all verticals and data types.

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

•Live/Insights. Data Collaboration, using clean room technology, enables advanced measurement and analytics that helps produce insight-driven innovation. We enable data collaboration between organizations and their trusted partners in a neutral, manageable environment. Our platform provides customers with collaborative opportunities to securely build a more accurate, dynamic view of their customers by leveraging partner data. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files, typically advertising exposure and customer sales transactions, securely by replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer to measure reach and frequency, sales lift, closed loop offline-to-online conversion and cross-channel attribution.

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 846 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

To complement our product offering, we provide professional services and enhanced support entitlements to help customers leverage our platform and drive business outcomes. Our services offering includes product implementation, data science analytics, audience measurement and general advisory. We generate revenue from services from bundled platform subscriptions and project fees paid by subscribers to our platform. Services revenue is less than 5% of total Company revenue.

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
•Strong Customer Relationships. We work with 846 direct customers worldwide and serve thousands of additional customers indirectly through our partner and reseller network. We have deep relationships with companies and marketing leaders in key industries, including financial, insurance and investment services, information services, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment and non-profit. Our customers are loyal and typically increase their use of the platform over time, as evidenced by our growth in the number of customers whose subscription contracts exceed $1 million in annual revenue.

Growth Strategy

LiveRamp is a category creator, thought leader and innovator in how data is used to power the customer experience. Key elements of our growth strategy include:

•Grow our Customer Base. We have strong relationships with many of the world’s largest brands, agencies, marketing technology providers, publishers and data providers. Today, we work with 846 direct customers globally; however, we believe our target market includes the 2,000 marketers, signaling there is still significant opportunity to add new customers to our roster. We expect to continue making investments in growing our sales and customer success team to support this strategy.

•Increase Network Density to Expand Existing Customer Relationships. A key growth lever for our business is the ability to land and expand – or grow existing customer relationships. Our subscription pricing is based on data volume, so over time, as customers expand their usage and leverage their data across more use cases, we are able to grow our relationships. We are focused on increasing the density of our collaboration network by adding more data owner nodes, such as large CTV publishers and commerce media networks, to enable more robust measurement of advertising effectiveness. An increase in nodes and use-cases should drive an increase in network edges, or connections between nodes, which will ultimately drive revenue. As of March 31, 2026, we worked with 133 customers whose subscription contracts exceed $1 million in annual revenue, and as we continue to expand our coverage beyond programmatic, we expect to see this number grow.

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

The United States Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention and regulatory enforcement on matters concerning the collection and use of consumer data. Data privacy legislation has been introduced in the United States Congress, and a majority of the population of the United States is now covered by state data collection and use privacy laws. In all of the non-United States locations in which we do business, laws and regulations governing the collection and use of personal data either exist or are being developed.

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

Customers

Our customer base consists primarily of Fortune 1000 companies and organizations in the financial, insurance and investment services, information services, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment as well as in non-profit sectors. Given the strong network effects associated with our platform, we work with both enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. We had 846 direct subscription customers at the end of fiscal year 2026.

We seek to maintain long-term relationships with our customers. Our customers are loyal and typically grow their use of the platform over time, as evidenced by our growing number of customers year-over-year whose subscription contracts exceed $1 million in annual revenue, which totaled 133 at the end of fiscal year 2026.

Our ten largest customers represented approximately 30% of our revenues during the twelve months ended March 31, 2026. There were no customers that individually exceeded 10% of the Company's revenue during the twelve months ended March 31, 2026.

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

Research and Development

We continue to invest in our global data collaboration platform to enable effective use of data. Our research and development teams are focused on the full cycle of product development from customer discovery through development, testing and release. Research and development expense was $148.1 million in the twelve months ended March 31, 2026, compared to $176.7 million in the twelve months ended March 31, 2025, and $151.2 million in the twelve months ended March 31, 2024. Management expects to maintain research and development spending, as a percentage of revenue, at relatively similar or increased levels to fiscal 2026 in fiscal 2027.

Seasonality

While the majority of our business is not subject to seasonal fluctuations, our Data Marketplace and usage-based subscription revenue experience modest seasonality, as the revenue generated from these areas of the business are more transactional in nature and tied to overall advertising spend by our customers. For example, many advertisers allocate the largest portion of their annual budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. We expect our Data Marketplace and usage-based subscription revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Usage-based subscription revenue equaled 15% of total subscription revenue in the twelve months ended March 31, 2026, 15% in the twelve months ended March 31, 2025 and 15% in the twelve months ended March 31, 2024.

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

In late fiscal 2026, we commenced the next phase of the Company’s multi-year global workforce strategy by winding down our arrangement with a third-party service provider in India and onboarding certain roles previously performed by the service provider. Consequently, our employee headcount will increase by approximately 200 in the second quarter of fiscal 2027.

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

In recent years, we have expanded efforts to cultivate a workplace environment that supports collaboration across varied perspectives and experiences. This includes the creation of a dedicated role focused on workforce engagement strategy and culture, as well as the development of a company-wide charter that provides a consistent framework for team-level efforts to strengthen collaboration, respect, and belonging.

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

Our commitment to our people is centered around a unified employee experience designed to benefit our entire workforce. Within this framework, we provide the space for optional, employee-led Business Employee Resource Groups (BERGs) - where employees can lead their initiatives and build community. By prioritizing a high-impact environment first, we ensure these groups exist within a culture that values varied perspectives and shared success.

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

Scott E. Howe, age 58, is the Chief Executive Officer of the Company. Prior to joining the Company in 2011, he served as corporate vice president of Microsoft Advertising Business Group from 2007–2010. In this role, he managed a multi-billion-dollar business encompassing all emerging businesses related to online advertising, including search, display, ad networks, in-game, mobile, digital cable and a variety of enterprise software applications. Mr. Howe was employed from 1999–2007 as an executive and later as a corporate officer at aQuantive, Inc. where he managed three lines of business, including Avenue A | Razorfish (a leading Seattle-based global consultancy in digital marketing and technology), DRIVE Performance Media (now Microsoft Media Network), and Atlas International (an ad serving technology now owned by Facebook). Earlier in his career, he was with The Boston Consulting Group and Kidder, Peabody & Company, Inc. He is a member of the board of directors of the Internet Advertising Bureau (IAB) and previously served on the board of Blue Nile, Inc., a leading online retailer of diamonds and fine jewelry. Mr. Howe is a magna cum laude graduate of Princeton University, where he earned a degree in economics, and he holds an MBA from Harvard University.

Lauren R. Dillard, age 40, is the Company’s Executive Vice President and Chief Financial Officer, a position she has held since April 2023. She previously served as the Company’s SVP of Finance and Investor Relations, overseeing all aspects of the Company’s finance and investor relations functions since assuming the role in August 2021. Prior to her current positions, she served as the Company’s Chief Communications Officer & Head of Investor Relations from 2018 to 2021. Prior to joining the Company, she worked in corporate finance and investor relations for a number of San Francisco Bay Area technology companies and started her career at Ernst & Young. She is an active community leader and has served on and chaired several Bay Area nonprofit boards, including the Bay Area Discovery Museum and Multiplying Good. Ms. Dillard is a certified public accountant (inactive) and holds a Bachelor of Science degree in accounting from Santa Clara University.

Jerry C. Jones, age 70, is the Company’s Executive Vice President, Chief Ethics and Legal Officer, and Secretary. He joined the Company in 1999 and currently oversees the Company’s legal, data ethics and government relations matters. He also assists in the strategy and execution of mergers and alliances and the Company’s strategic initiatives. Prior to joining the Company, Mr. Jones was employed for 19 years as an attorney with the Rose Law Firm in Little Rock, Arkansas, representing a broad range of business interests. Mr. Jones is a member of the board of directors of Agilysys, Inc. (NASDAQ: AGYS), a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality and retail industries, where he serves on the Compensation Committee and the Nominating & Governance Committee. He serves on the executive committee of Privacy for America, the board of directors of the United States Chamber of Commerce, and is a co-founder of uhire U.S. He is a Special Advisor to the Club de Madrid, an organization composed of over 100 former Presidents and Prime Ministers from more than 70 democratic countries. Mr. Jones was a member of the board of directors of Heifer International until 2019 and Entrust, Inc. until it was purchased by private investors in 2009. He is the former chairman of the board of the Arkansas Virtual Academy, a statewide virtual public school, Forward Arkansas, an organization devoted to improving outcomes for Arkansas students, and is a former member of the UA Little Rock Board of Visitors. Mr. Jones holds a bachelor’s degree in public administration and a juris doctorate degree, both from the University of Arkansas.

Vihan Sharma, age 47, has served as the Chief Revenue Officer of the Company since December 2023, where he is in charge of overseeing global sales, customer operations and partnership teams. He joined the Company in 2009 and currently oversees all global commercial functions and is responsible for LiveRamp's growth and operations. Prior to his current position, Mr. Sharma served as the Company’s Executive Vice President of Global Sales and was Managing Director Europe from 2019 to 2023. Mr. Sharma has extensive experience in global data and product strategy and has also served as Vice President of Safe Haven and Managing Director France, a leadership position he held for almost six years. Prior to joining the Company, Mr. Sharma held several strategic leadership positions across a number of startups in Europe. Mr. Sharma holds a master's degree in business administration from the ESCP Business School.

Matt Karasick, age 49, has served as the Chief Product Officer of the Company since December 2025, where he leads product strategy and development to drive innovation and growth. Prior to his current position, Mr. Karasick served as VP of Product from 2024 to 2025. Before joining LiveRamp, Mr. Karasick served as Chief Product Officer of Habu, Inc. from 2021 to 2024 when Habu was acquired by LiveRamp. Prior to Habu, Mr. Karasick held key leadership roles for numerous other companies including Indeed.com, Akamai Technologies, Trilogy and DoubleClick.

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

Risks Related to the Pending Merger

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the trading price of our common stock.

The Merger is subject to the satisfaction of a number of conditions beyond our control, including the approval of the Merger and the adoption of the Merger Agreement by the holders of sixty-six and two-thirds percent (66 2/3%) of the voting power represented by the issued and outstanding shares of our common stock entitled to vote thereon and the expiration or termination of any applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain non-U.S. antitrust and foreign direct investment approvals, the receipt of the CFIUS Approval (as defined in the Merger Agreement) with respect to the Merger and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:

•negative reactions from the financial markets, including negative impacts on our stock price, particularly to the extent that the current trading price of our common stock reflects an assumption that the Merger will be completed, the trading price of our common stock could decrease if the Merger is not completed and it is uncertain when, if ever, the trading price of our common stock would return to the prices at which our common stock currently trade;
•negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
•investor confidence in us could decline, stockholder litigation could be brought against us or members of the board of directors or our officers, which, even if meritless, may require us to commit significant time and resources defending;
•our relationships with existing and prospective customers, service providers, investors, and other business partners may be adversely impacted, we may be unable to retain key personnel and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•we have incurred, and will continue to incur, significant expenses such as legal, accounting, financial advisory, printing and other professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result, materially adversely affect our business, results of operations and financial conditions;

•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay a termination fee to Parent under certain circumstances.

In addition, if the Merger is not completed, stockholders will not receive any payment for their common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on the New York Stock Exchange and registered under the Securities Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC.

The efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and prevent the pursuit of other opportunities that could have been beneficial to us. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurances as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). If the proposed Merger is delayed or not completed, the trading price of our common stock may decline, including to the extent that the current trading price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition, and any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee to Parent of up to $32,350,000. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the trading price of our common stock.

We are subject to various uncertainties while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may have a material adverse effect on our business, results of operations, cash flows and financial condition, regardless of whether the Merger is completed. These risks and uncertainties include, but are not limited to:

•the possibility that our relationship with suppliers, customers and employees could be adversely affected, including if our suppliers, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationship with us during the pendency of the Merger;
•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•a distraction of our current employees as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace, as such personnel may experience uncertainty about their future roles following the consummation of the Merger;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger;
•difficulties in attracting and retaining key employees due to uncertainties related to the Merger;
•impact of costs related to completion of the Merger; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

Additionally, these uncertainties could have a material adverse effect on our business, results of operations, financial condition and trading price of our common stock.

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Parent. Under the Merger Agreement, beginning on May 16, 2026, we became subject to customary “no-shop” restrictions on our ability to solicit alternative Acquisition Proposals (as defined in the Merger Agreement) from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative Acquisition Proposals, subject to a customary “fiduciary out” provision. These restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition.Notwithstanding the limitations applicable under the “no-shop” restrictions, if, after the date of the Merger Agreement and prior to the date on which the Company Stockholder Approval (as defined in the Merger Agreement) is obtained, the Company receives a bona fide written Acquisition Proposal that did not result from a breach of the Company’s obligations under the “no-shop” restrictions and the board of directors of the Company determines in good faith, after consultation with its outside legal counsel and financial advisors, that such Acquisition Proposal (i) constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) or (ii) after consultation with the Company’s outside legal counsel, that the failure to take such action would reasonably be expected to be a breach of the directors’ fiduciary duties under applicable law, the Company may engage in discussions or negotiations with and may provide non-public information relating to the Company to the person making such Acquisition Proposal and change its recommendation that the Company’s stockholders approve the adoption of the Merger Agreement, subject to certain notice rights, execution of confidentiality agreements and match rights in favor of Parent.

These provisions, along with the cash termination fee described in the risk factor with the heading “If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses”, could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

We and our directors and officers may be subject to lawsuits relating to the Merger.

Litigation is common in connection with the sale of public companies, challenging the Merger or making other claims in connection therewith, regardless of whether the claims have any merit. Such lawsuits may be brought by our purported stockholders against us and the members of our board of directors and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to consummating the Merger is that no order preventing the consummation of the Merger shall have been issued by any court or other governmental entity that is in effect. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation, including the costs associated with the indemnification of directors and officers and other liabilities that may be incurred in connection with lawsuits and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could adversely affect our business, results of operations, cash flows and financial condition.

We have incurred, and will continue to incur, substantial direct and indirect transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies, for which we will have received little or no benefit if the Merger is not completed. If there is any delay in the consummation of the Merger, these costs could increase significantly. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

•the treatment of Company incentive awards;
•severance entitlements and other benefits in the case of certain qualifying terminations under the terms of an individual employment agreement or Company severance plan;
•retention arrangements for the benefit of certain Company employees; and
•continued indemnification and insurance coverage under the Merger Agreement, the Company’s organizational documents and indemnification agreements the Company has entered into with its directors and executive officers.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Merger Agreement provides for the stockholders of record of the Company’s common stock to receive cash consideration of $38.50 per share of Company Common Stock, without interest and subject to any applicable withholding taxes, upon the closing of the Merger. The amount of cash per outstanding share of our common stock to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company.

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

Our existing customers have no obligation to renew their subscription contracts upon expiration of their contractual subscription period and may not renew their subscription contracts for a variety of reasons. Some customers elect not to renew in the normal course of business, and it is difficult to predict renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including the Merger, customer satisfaction, pricing changes by us or our competitors, new offerings by our competitors, mergers and acquisitions affecting our customer base, regulatory changes such as in privacy, antitrust, or international relations, and reductions in our existing customers’ spending levels or activity. If our existing customers do not renew their subscription contracts or otherwise decrease the amount they spend with us, our subscription revenue would decline and our business would suffer.

A decline in new or renewed subscription contracts in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our subscription revenue in future periods. Moreover, the conditions caused by other factors outside our control, such as economic slowdowns, macroeconomic growth and increasing global geopolitical tensions, have affected, and may continue to affect, directly or indirectly, the rate of spending on advertising products and have adversely affected, and could continue to adversely affect, our existing and prospective customers’ ability or willingness to purchase our offerings, delay our existing and prospective customers’ purchasing decisions, increase pressure for pricing discounts, lengthen payment terms, reduce the value or duration of subscription contracts, or decrease customer renewal rates, all of which could adversely affect our future sales, operating results and overall financial condition.

The loss of a contract upon which we rely for a significant portion of our revenues could adversely affect our operating results.

Our ten largest customers represented approximately 30% of our revenues in the twelve months ended March 31, 2026. Some of our significant customers have used, and may in the future use, their size and relative importance to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to, to obtain price concessions, or to otherwise restrict our business. The loss of, or decrease in revenue from, any of our significant customers for any reason could have a material adverse effect on our revenue and operating results. The material adverse effect on our revenue and operating results may be exacerbated by customer consolidation, changes in technologies or solutions used by our customers, changes in demand for our platform, legal or regulatory changes, market optics, customer bankruptcies or departures from their respective industries, bans that prohibit certain customers from continuing to do business in the United States, pricing or product competition, or deviation from marketing and sales methods, any one of which may result in even fewer contractual relationships accounting for a high percentage of our revenue and reduced demand from any single significant customer.

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

We operate in a highly competitive and rapidly changing industry. With the introduction of new technologies, including Artificial Intelligence ("AI"), and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and operating results. In addition to existing competitors and intermediaries, we may also face competition from new companies entering the market, including large established companies, all of which currently offer, or may in the future offer, products and services that result in additional competition. Our competitors may be in a better position to develop new products and pricing strategies that more quickly and effectively respond to changes in customer requirements in our markets, which may be disruptive to our existing platform offerings and result in operating inefficiencies and increased competitive pressure. Some of our competitors may choose to sell products or services competitive to ours at lower prices by accepting lower margins and profitability, or may be able to sell products or services competitive to ours at lower prices given proprietary ownership of data, technical superiority or economies of scale. Such introduction of competent, competitive products, pricing strategies or other technologies by our competitors that are superior to or that achieve greater market acceptance than our products and services could adversely affect our business. In such event, we could experience a decline in market share and revenues and be forced to reduce our prices, resulting in lower profit margins for the Company.

The failure to attract, recruit, onboard and retain qualified personnel could hinder our ability to successfully execute our business strategy, which could have a material adverse effect on our financial position and operating results.

Our growth strategy and future success depend in large part on our ability to attract, recruit, onboard, motivate and retain technical, customer services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of executives and employees who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding and the number of these individuals available could be diminished by changes in immigration regulations and other restrictions. As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel. In addition, many of the companies with which we compete for experienced personnel may be able to offer greater compensation and benefits packages and/or more flexible work alternatives. We may incur significant costs to attract and retain highly trained personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. Further, volatility or lack of appreciation in our stock price and the Merger may also affect our ability to attract and retain our key employees. The loss or prolonged absence of the services of highly trained personnel like our current team of executives and employees, or the inability to recruit, attract, onboard and retain additional, qualified employees, could have a material adverse effect on our business, financial position or operating results.

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

Advances in information technology, including AI, are changing the way our customers use and purchase information products and services and may be disruptive to our existing platform offerings. Maintaining the technological competitiveness of our products, processing functionality, software systems and services is key to our continued success.  However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness.  Without the timely introduction of new products, services and enhancements that comply with changing laws and standards, including through the use of new and emerging technologies (e.g., AI and machine learning), we could be at a competitive disadvantage and our offerings will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. Furthermore, the expected benefits from the utilization of technological innovations (including AI) may not be realized as soon as expected or at all.

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

During the twelve months ended March 31, 2026, we received approximately 6% of our revenues from business outside the United States. In those non-U.S. locations where legislation restricting the collection and use of personal data currently exists, less data is available and at a much higher cost. In some foreign markets, the types of products and services we offer have not been generally available and thus are not fully understood by prospective customers. Upon entering these markets, we must educate and condition the markets, increasing the cost and difficulty of successfully executing our business plan in these markets. Additionally, each of our foreign locations is generally expected to fund its own operations and cash flows, although periodically funds may be loaned or invested from the United States to the foreign subsidiaries. Because of such loans or investments, exchange rate movements of foreign currencies may have an impact on our future costs of, or future cash flows from, foreign investments. We have not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Additional risks inherent in our non-U.S. business activities generally include, among others, the costs and difficulties of managing international operations, potentially adverse tax consequences, and greater difficulty enforcing intellectual property rights. The various risks that are inherent in doing business in the United States are also generally applicable to doing business outside of the United States, but such risks may be exaggerated by factors normally associated with international operations, such as differences in culture, laws and regulations, especially restrictions on collection, management, aggregation, localizations, and use of information. Failure to effectively manage the risks facing our non-U.S. business activities could materially adversely affect our operating results. Also, our business is vulnerable to weak international economic conditions, geopolitical developments, such as existing and potential trade wars, and other events outside of our control that could result in a reduced volume of business by our customers and prospective customers, and the demand for, and use of, our products and services may decline. For example, the military conflicts in Europe and the Middle East could result in regional instability and adversely impact financial markets as well as economic conditions, and any economic and political uncertainty caused by the U.S. tariffs imposed on goods from various countries, and any corresponding tariffs from those countries in response, could negatively impact financial markets and economic conditions. In addition, when operating in foreign jurisdictions, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, as well as anti-competition regulations and data protection laws and regulations, such as the U.S. Department of Justice's Data Security Program. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, and restrictions on our business conduct and on our ability to offer our products and services in one or more countries. Such violations could also adversely affect our reputation with existing and prospective customers, which could negatively impact our operating results and growth prospects.

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

Cookies may be deleted or blocked by Internet users who do not want information to be collected about them. The most commonly used Internet browsers—Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers. Google announced in January 2020 that the Chrome browser would begin blocking third-party cookies within 24 months and began releasing updates with features intended to phase out third-party cookies. However, in April 2025, Google announced that after further consideration it will not be rolling out a new standalone prompt for third-party cookies in Chrome and third-party cookies will remain with the current opt-out functionality. While Google has determined not to deprecate cookies or roll out a new standalone prompt for third-party cookies in Chrome at this time, it is possible that Google's ongoing efforts in this area may have a substantial impact on the ability to collect and use data from Internet users. Mobile devices allow users to opt out of the use of mobile device IDs for targeted advertising. Additionally, the Safari browser currently blocks some third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. In addition, Internet users can delete cookies from their computers at any time. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. Google has introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the DAA, NAI, their international counterparts, and our company have certain opt-out mechanisms for users to opt out of the collection of their information via cookies. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, or restrictions are imposed by advertisers and publishers, there are changes in technology or new developments in laws, regulations or industry standards around cookies, our business could be harmed.

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

As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have raised significant concerns around observed data. There has been an array of 'do-not-track' efforts, suggestions and technologies introduced to address these concerns, and state statutes are beginning to incorporate the obligation to honor them. However, the potential regulatory and self-regulatory landscape is inherently uncertain, and there is not yet a consensus definition of tracking, nor agreement on what would be covered by 'do-not-track' functionality. There is activity by the major Internet browsers to default set on 'do-not-track' functionality, including by Safari and Firefox. In addition, state laws such as the California Opt Me Out Act, make it a requirement for browsers to support new opt out signals. It is not clear how many other Internet browsers will follow. Substantial increases in the rate and number of people opting out of various data collection processes could have a negative impact on our business and the ecosystems in which we operate.

In addition, in the EU, Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an Internet user’s device, such as through a cookie and other similar technologies, is allowed only if the Internet user has been informed about such access and given his or her consent. The EU regulatory framework governing cookies and similar technologies continues to evolve. While the existing ePrivacy Directive (as implemented by EU member states) operates alongside the GDPR, regulators have taken increasingly strict positions on consent requirements and enforcement. In addition, the European Commission's Digital Omnibus package, proposed in November 2025, includes amendments to the ePrivacy Directive that could, if adopted, introduce a centralized browser-based consent framework and further restrict the use of cookies and similar tracking technologies. Ongoing policy developments and regulatory interpretations may further limit the lawful bases available for processing data collected through cookies and similar technologies and increase compliance burdens and potential penalties. Limitations on the use or effectiveness of cookies, or other limitations on our, or our customers’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

In particular, interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, steps taken to de-identify or pseudonymize personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements, have come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. Much of this scrutiny has focused on the use of cookies and other technology to collect information about Internet users’ online browsing activity on web browsers, mobile devices, and other devices, to associate such data with user or device identifiers or pseudonymous identifiers across devices and channels. In addition, providers of Internet browsers have engaged in, or announced plans to continue or expand, efforts to provide increased visibility into, and certain controls over, cookies and similar technologies and the data collected using such technologies. Google announced in January 2020 that the Chrome browser would begin blocking third-party cookies within 24 months and began releasing updates with features intended to phase out third-party cookies. However, in April 2025, Google announced that after further consideration it will not be rolling out a new standalone prompt for third-party cookies in Chrome and third-party cookies will remain with the current opt-out functionality. While Google has determined not to deprecate cookies or roll out a new standalone prompt for third-party cookies in Chrome at this time it is possible that Google's ongoing efforts in this area may have a substantial impact on the ability to collect and use data from Internet users, and it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

In the United States, the U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention on matters concerning the collection and use of consumer data. In the United States, non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, so long as the person does not affirmatively “opt-out” of the collection or use of such data. If an “opt-in” model were to be adopted more broadly in the United States, less data would be available, and the cost of data would be higher. For example, California enacted legislation, the California Consumer Privacy Act (“CCPA”), that became operative on January 1, 2020 and came under California Attorney General ("AG") enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, a concept that is defined broadly.
The CCPA is the subject of regulations issued by the California AG. In November 2020 California voters also approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”). Pursuant to the CPRA, effective January 1, 2023, the CCPA was amended by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as possible fines, individual claims and commercial liabilities for certain compliance failures. In addition, California enacted the Delete Act (SB 362) in October 2023, which requires data brokers to register annually with the California Privacy Protection Agency and, beginning August 1, 2026, to process consumer deletion requests submitted through a centralized Delete Request and Opt-out Platform ("DROP"), a state-hosted mechanism that allows California consumers to request deletion of their personal information from all registered data brokers through a single request. Since the CCPA, a majority of the population of the United States is now covered by state data collection and use privacy laws. Together with the CCPA and CPRA, these are referred to throughout as "State Consumer Privacy Acts." Each of these State Consumer Privacy Acts were effective as of January 1, 2026. Many other states currently have comprehensive and/or sector or data-specific bills winding their way through their legislatures.

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

In Europe, the European General Data Protection Regulation ("GDPR") took effect on May 25, 2018 and applies to products and services that we provide in Europe, as well as the processing of personal data of EU citizens, wherever that processing occurs. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union. For example, the GDPR requires offering a variety of controls to individuals in Europe before processing data for certain aspects of our service. In addition, the GDPR includes significant penalties for non-compliance of up to the greater of €20 million or 4% of an enterprise’s global annual revenue. The European Commission's Digital Omnibus package, proposed in November 2025, includes amendments to the ePrivacy Directive and GDPR that could impose additional consent requirements and compliance obligations relating to the use of cookies and similar technologies. In addition, some countries are considering or have passed legislation or interpretations implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.

We are also subject to laws, regulations and other restrictions that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate, and data shared among our products and services. For example, in July 2023, the EU adopted an adequacy decision for the EU-U.S. Data Privacy Framework ("DPF"), allowing the DPF to facilitate the transfer of data from Europe to the United States, and with the U.K. Extension, also from the U.K. to the United States. In addition, the other bases upon which we rely to legitimize the transfer of such data, such as Standard Contractual Clauses, have been subjected to regulatory and judicial scrutiny. If any of the legal bases upon which we currently rely for transferring data from Europe to the United States are invalidated, if we are unable to transfer data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results.

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

Changes in tax laws, changes in valuation allowance, and examinations by tax authorities could have a material adverse effect on our results of operations, cash flows, and financial condition.

We are subject to income tax, sales tax, and other tax laws in the U.S. and other jurisdictions. Changes in tax laws, or changes in the interpretation or enforcement of those laws, could materially increase tax expense. These changes could include increases in statutory tax rates, reductions or eliminations of tax benefits from net operating losses or tax credits, and the application of sales taxes to additional goods and services.

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the related tax benefits will not be realized. Changes in valuation allowance could materially increase income tax expense. Unrecognized tax benefits arise from tax positions for which the related tax benefit has not been fully recognized. A tax benefit is recognized if it is more likely than not that a tax position will be sustained upon examination by the relevant tax authority. Adverse outcomes of examinations could materially increase income tax expense and result in interest and penalties.

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

LiveRamp maintains a Security Charter which establishes the overall security program, appoints responsibility and authority to the Chief Information Security Officer (CISO), and establishes a Security Action Committee (SAC) to provide leadership and oversight. LiveRamp’s CISO has over 20 years of experience as the Company’s security leader and maintains several industry standard security certifications. The members of the security leadership team, who report directly to the CISO, each have at least a decade of experience relevant to their area of responsibility.

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

Location	Held	Use

United States:
San Francisco, California	Lease	Office space
New York, New York	Lease	Office space
Little Rock, Arkansas	Lease	Office space
Seattle, Washington	Lease	Office space

Europe:
London, England	Lease	Office space
Paris, France	Lease	Office space

Asia-Pacific:
Shanghai, China	Lease	Office space
Nantong, China	Lease	Office space
Sydney, Australia	Lease	Office space
Hyderabad, India	Lease	Office space

Item 3.  Legal Proceedings

The information required by this item is set forth under Note 12, "Commitments and Contingencies" to our Consolidated Financial Statements, which appears in the Financial Supplement at page F-44, and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The outstanding shares of LiveRamp's common stock are listed and traded on the New York Stock Exchange under the symbol "RAMP."

Stockholders

As of May 15, 2026, the approximate number of record holders of the Company’s common stock was 870.

Dividends

The Company has not paid dividends on its common stock in the twelve months ended March 31, 2026 or 2025. The board of directors may consider paying dividends in the future but has no plans to pay dividends in the short term.

Performance Graph

The graph below compares LiveRamp Holdings, Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index and S&P 400 IT Consulting and Other Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2021 to March 31, 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LiveRamp Holdings, Inc., the Russell 2000 Index
and the S&P 400 IT Consulting & Other Services

$250
$200
$150
$100
$50
$—
March 2021
March 2022
March 2023
March 31
March 2025
March 2026
LiveRamp Holdings, Inc.
Russell 2000
S&P 400 IT Consulting and Other Services

*$100 invested on 3/31/21 in stock or index, including reinvestment of dividends. Twelve months ended March 31.

	March 2021	March 2022	March 2023	March 2024	March 2025	March 2026
LiveRamp Holdings, Inc.	100.00	72.07	42.27	66.50	50.39	51.12
Russell 2000	100.00	94.21	83.28	99.69	95.70	120.32
S&P 400 IT Consulting and Other Services	100.00	65.04	62.82	92.62	94.85	44.70

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

Copyright© 2026 Standard and Poor's, a division of S&P Global. All rights reserved. Copyright© 2026 Russell Investment Group. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	—	—	—	$137,383,046
February 1, 2026 - February 28, 2026	1,510,000	25.39	1,510,000	$299,044,910
March 1, 2026 - March 31, 2026	1,321,317	28.20	1,321,317	$261,779,168
Total	2,831,317	26.70	2,831,317	N/A

On August 29, 2011, the board of directors adopted a common stock repurchase program. That program was subsequently modified and expanded, most recently on February 12, 2026.  Under the modified common stock repurchase program, the Company may purchase up to $1.5 billion of its common stock through the period ending December 31, 2027. Through March 31, 2026, the Company had repurchased 48.6 million shares of its common stock for $1.2 billion, leaving remaining capacity of $261.8 million under the stock repurchase program. In accordance with the Merger Agreement, the Company has paused repurchases under its stock repurchase program through the completion of the Merger. For more information regarding the Merger, see Note 18, “Subsequent Events," of the Notes to Consolidated Financial Statements accompanying this report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026.  Based on their evaluation as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in the Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on management’s assessment and those criteria, the Company’s management determined that the Company’s internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

a.Not applicable.

b.During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

The LiveRamp board of directors has adopted codes of ethics applicable to our principal executive, financial and accounting officers and all other persons performing similar functions.  Copies of these codes of ethics are posted on LiveRamp’s investor relations website at investors.liveramp.com under the “Corporate Governance” section of the site.  Except as set forth above, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2026, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2026, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2026:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	4,260,617	1	$13.15	7,271,681	3
Equity compensation plans not approved by shareholders	—		—	41,983	4
Total	4,260,617		$13.15	7,313,664
_____________________________________________
1.This amount does not include the number of securities to be issued upon exercise of outstanding options, warrants, and rights under equity compensation plans LiveRamp assumed in acquisitions (196,370 shares at a weighted-average exercise price of $9.58).
2.The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock unit awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
3.This amount represents shares of Common Stock available for future issuance under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp, Inc. (6,716,442) (the "2005 Plan") and the LiveRamp Holdings, Inc. 2005 Stock Purchase Plan (555,239, including 104,724 shares subject to purchase during the current purchase period), which is an employee stock purchase plan covered by Section 423 of the Internal Revenue Code. The 2005 Plan is an equity compensation plan that permits awards of a variety of equity-based incentives, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock unit awards.
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

The remaining information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2026, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2026, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after March 31, 2026, pursuant to Regulation 14A under the Exchange Act in connection with our 2026 annual meeting of stockholders.

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

Exhibit No.
2.1*
Agreement and Plan of Merger, dated as of May 16, 2026, by and among Company, Parent and Merger Sub and solely for purposes of Section 10.14 thereto, Publicis (previously filed on May 18, 2026, as Exhibit 2.1 to LiveRamp Holdings, Inc.’s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation, as filed on August 14, 2024 (previously filed on August 16, 2024 as Exhibit 3.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

3.2
Third Amended and Restated Bylaws, dated May 15, 2026 (previously filed on May 18, 2026, as Exhibit 3.1 to LiveRamp Holdings, Inc.’s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

Exhibit No.
4.1
Description of Share Capital (previously filed on May 21, 2025 as Exhibit 4.1 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, Commission File No. 0001-38669, and incorporated herein by reference)

10.1+
LiveRamp Holdings, Inc. Employee Stock Purchase Plan (previously filed on August 11, 2022 as Exhibit 10.2 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

10.2+
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 15, 2025 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Current Report on Form 8-K, Commission file No. 001-38669, and incorporated herein by reference)

10.3+
Amended and Restated LiveRamp Holdings, Inc. Non-Qualified Supplemental Executive Retirement Plan effective August 9, 2022 (previously filed on May 24, 2023 as Exhibit 10.3 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission File No. 001-38669, and incorporated herein by reference)

10.4+
Amendment to the LiveRamp Holdings, Inc. Non-Qualified Supplemental Executive Retirement Plan effective January 1, 2023 (previously filed on May 24, 2023 as Exhibit 10.4 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission File No. 001-38669, and incorporated herein by reference)

10.5+
LiveRamp Holdings, Inc. Directors’ Deferred Compensation Plan effective October 1, 2018 (previously filed on May 27, 2021 as Exhibit 10.15 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2021, Commission File No. 001-38669, and incorporated herein by reference)

10.6+
Amended and Restated 2010 Executive Cash Incentive Plan of Acxiom Corporation (previously filed on May 27, 2015 as Exhibit 10.6 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Commission File No. 000-13163, and incorporated herein by reference)

10.7+
Amended and Restated 2010 Executive Officer Severance Policy effective November 14, 2023 (previously filed on February 8, 2024 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, Commission File No. 001-38669, and incorporated herein by reference)

10.8+
Amended and Restated 2011 Nonqualified Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on October 2, 2018, as Exhibit 99.8 to LiveRamp Holdings, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-214927, and incorporated herein by reference)

10.9+
Habu, Inc. 2018 Stock Plan (previously filed on March 1, 2024, as Exhibit 4.3 to LiveRamp Holdings, Inc.’s Registration Statement on Form S-8, Registration No. 333-277604, and incorporated herein by reference)

10.10+
Form of Stock Option Grant Agreement under the Amended and Restated 2005 Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.16 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

10.11+
Form of Restricted Stock Unit Award Agreement under the 2011 Nonqualified Equity Compensation Plan of Acxiom Corporation (previously filed on May 26, 2017 as Exhibit 10.18 to Acxiom Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, Commission File No. 000-13163, and incorporated herein by reference)

Exhibit No.
10.12+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2022 as Exhibit 10.31 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 001-38669, and incorporated herein by reference)

10.13+
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2022 as Exhibit 10.33 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Commission File No. 001-38669, and incorporated herein by reference)

10.14+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on May 24, 2023 as Exhibit 10.22 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission file No. 001-38669, and incorporated herein by reference)

10.15+
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on May 24, 2023 as Exhibit 10.23 to LiveRamp Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Commission file No. 001-38669, and incorporated herein by reference)

10.16+
Employment Agreement by and between Acxiom Corporation and Scott E. Howe dated as of February 14, 2018 (previously filed on May 25, 2018 as Exhibit 10.22 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated herein by reference)

10.17+
Form of Director Indemnity Agreement (previously filed on May 25, 2018 as Exhibit 10.26 to Acxiom Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, Commission File No. 000-13163, and incorporated herein by reference)

10.18+
Form of Officer and Key Employee Indemnity Agreement (previously filed on May 29, 2019 as Exhibit 10.25 to LiveRamp Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2019, Commission File No. 001-38669, and incorporated herein by reference)

10.19+
Separation Agreement and General Release between the Company and Mohsin Hussain dated as of December 15, 2025 (previously filed on February 5, 2026 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, Commission File No. 001-38669, and incorporated hereby reference)

19
LiveRamp Insider Stock Trading Policy (previously filed on May 22, 2024 as Exhibit 19 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Commission File No. 001-38669, and incorporated herein by reference)

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

Exhibit No.
32.2	Certification of Chief Financial Officer (principal financial and accounting officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
LiveRamp Holdings, Inc. Clawback Policy (previously filed on May 22, 2024 as Exhibit 97 to LiveRamp Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Commission File No. 001-38669, and incorporated herein by reference)

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, formatted in inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2026 and 2025; (ii) Consolidated Statements of Operations for the twelve months ended March 31, 2026, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended March 31, 2026, 2025 and 2024; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended March 31, 2026, 2025 and 2024; (v)  Consolidated Statements of Cash Flows for the twelve months ended March 31, 2026, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Constitutes a management contract or compensation plan or arrangement.
*
Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVERAMP HOLDINGS, INC.

Date: May 21, 2026	By:	/s/ Lauren Dillard
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

/s/ Kristi Argyilan*	Director	May 21, 2026
Kristi Argyilan

/s/ John L. Battelle*	Director	May 21, 2026
John L. Battelle

/s/ Timothy R. Cadogan*	Director	May 21, 2026
Timothy R. Cadogan

/s/ Vivian Chow*	Director	May 21, 2026
Vivian Chow

/s/ Scott E. Howe*	Director and Chief Executive Officer	May 21, 2026
Scott E. Howe	(principal executive officer)

/s/ Clark M. Kokich*	Director (Non-Executive Chairman of the Board)	May 21, 2026
Clark M. Kokich

/s/ Debora B. Tomlin*	Director	May 21, 2026
Debora B. Tomlin

/s/ Lauren Dillard	Executive Vice President and Chief Financial Officer	May 21, 2026
Lauren Dillard	(principal financial and accounting officer)

*By:	/s/ Jerry C. Jones
Jerry C. Jones
Attorney-in-Fact

LIVERAMP HOLDINGS, INC.
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2026

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

Introduction and Overview

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a leading data collaboration technology company, empowering marketers and media owners to deliver and measure marketing performance everywhere it matters. LiveRamp’s data collaboration network seamlessly unites data across advertisers, ad tech platforms, publishers, data providers, and commerce media networks — unlocking insights that deliver transformational consumer experiences, and drive measurable business outcomes. As consumers embrace AI-powered experiences, the LiveRamp data collaboration network expands the breadth and accuracy of the data on which marketing AI capabilities operate. Our platform is engineered for AI agent accessibility, facilitating autonomous data collaboration between the specialized AI agents utilized by our customers and partners and our networked platform. Built on a foundation of strict neutrality, interoperability, and global scale, LiveRamp enables organizations to maximize the value of their data while accelerating business growth.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global customer base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct customer list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, information systems, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment and non-profit. We serve thousands of additional companies through our expansive partner ecosystem, unlocking access to unique customer moments and creating powerful network effects.

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

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Under ASC 280 Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our CODM. Our CODM uses net income (loss), among other measures, for budgeting and resource allocation purposes on a consolidated basis. Consolidated net income (loss) on the consolidated statements of operations is the measure of financial profit and loss most closely aligned with Generally Accepted Accounting Principles ("GAAP") that is used by the CODM to assess performance against the Company’s annual financial plans as well as to allocate resources, such as decisions regarding headcount goals, significant contracts, internal investments and other items. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

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

•Live/Access. Our Data Marketplace provides customers with simplified access to industry-leading third-party data providers globally. The /LiveRamp Data Collaboration Platform allows for the search, discovery, and distribution of data provided by third-party data providers to improve targeting, measurement, and customer intelligence. Data accessed through the LiveRamp Data Marketplace is connected via RampID and is utilized to enrich our customers’ first-party data and then can be leveraged across technology and media platforms, agencies, analytics environments, and TV partners. Our platform also provides tools for data providers to manage the organization, distribution, and operation of their data and services across our network of customers and partners. Today we work with more than 225 data providers across all verticals and data types.

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

•Live/Insights. Data Collaboration, using clean room technology, enables advanced measurement and analytics that helps produce insight-driven innovation. We enable data collaboration between organizations and their trusted partners in a neutral, manageable environment. Our platform provides customers with collaborative opportunities to securely build a more accurate, dynamic view of their customers by leveraging partner data. We power more accurate, more complete measurement with the measurement vendors and partners our customers use. Our platform allows customers to combine disparate data files, typically advertising exposure and customer sales transactions, securely by replacing customer identifiers with RampID. Customers then can use that aggregated view of each customer to measure reach and frequency, sales lift, closed loop offline-to-online conversion and cross-channel attribution.

Subscription

We primarily charge for our platform services on an annual basis. Our subscription pricing is based primarily on data volume, which is a function of data input records and connection points.

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 846 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

To complement our product offering, we provide professional services and enhanced support entitlements to help customers leverage our platform and drive business outcomes. Our services offering includes product implementation, data science analytics, audience measurement and general advisory. We generate revenue from services from bundled platform subscriptions and project fees paid by subscribers to our platform. Professional services revenue is less than 5% of total Company revenue.

Summary Results and Notable Events

A financial summary of the twelve months ended March 31, 2026 compared to the twelve months ended March 31, 2025 is presented below:
•Revenues were $812.9 million, a 9.0% increase from $745.6 million.
•Cost of revenue was $238.1 million, a 10.3% increase from $215.9 million.
•Gross margin decreased to 70.7% from 71.0%.
•Total operating expenses were $491.4 million, a 6.3% decrease from $524.3 million.
•Cost of revenue and operating expenses for the twelve months ended March 31, 2026 and 2025 included the following items:
◦Non-cash stock compensation of $83.0 million and $108.0 million, respectively (cost of revenue of $4.9 million and $6.2 million, respectively, and operating expenses of $78.1 million and $101.8 million, respectively)
◦Purchased intangible asset amortization of $11.0 million and $14.4 million, respectively (cost of revenue)
◦Restructuring and other charges of $5.0 million and $8.0 million, respectively (operating expenses)
•Total other income, net was $14.6 million, a decrease of $2.8 million from $17.4 million.
•Income tax benefit was $46.7 million compared to income tax expense of $25.3 million. The year-over-year changes were primarily due to changes in valuation allowance resulting in a tax benefit of $53.8 million in fiscal 2026 and a tax expense of $13.2 million in fiscal 2025.
•Net earnings were $146.0 million, or $2.24 per diluted share, compared to net loss of $0.8 million, or $(0.01) per diluted share.
•Net cash provided by operating activities was $167.8 million compared to $154.0 million.
•The Company repurchased 7.1 million shares of its common stock for $194.4 million compared to 3.8 million shares for $101.1 million under the Company's common stock repurchase program.

This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the twelve months ended March 31, 2026 compared to the twelve months ended March 31, 2025, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's consolidated financial statements and footnotes accompanying this Annual Report on Form 10-K. Discussion and analysis for the fiscal year ended March 31, 2025 compared to the same period ended March 31, 2024 may be found in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission on May 21, 2025.

On February 12, 2026, the Company's board of directors approved an amendment to the existing common stock repurchase program, which was initially adopted in 2011. The amendment authorized an additional $200.0 million in share repurchases, increasing the total amount authorized for repurchase under the common stock repurchase program to $1.5 billion. In addition, it extended the common stock repurchase program duration through December 31, 2027.

Pending Merger

On May 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MMS USA Holdings, Inc., a Delaware corporation (“Parent”) and a wholly owned subsidiary of Publicis (defined below),

Covey Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), and, solely for the purpose of Section 10.14 thereto, Publicis Groupe S.A., a French société anonyme ("Publicis"), pursuant to which, among other things, at the effective time of the Merger (the "Effective Time"), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a direct wholly owned subsidiary of Parent.

On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.10 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than any (i) Company Common Stock owned by stockholders that have properly perfected their rights of appraisal within the meaning of Section 262 of the Delaware General Corporation Law; (ii) Company Common Stock owned by the Company, Parent or Merger Sub; and (iii) Company Common Stock owned by any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub) or of the Company) will be converted into the right to receive $38.50 in cash, without interest (the “Merger Consideration”).

In addition, the Merger Agreement provides for the following treatment of the Company’s equity awards at the Effective Time:

•Options: Each outstanding option to purchase shares of Company Common Stock (each, a “Company Option”) will be converted into a restricted cash award in an amount equal to (i) the excess of the Merger Consideration over the applicable exercise price per share of such Company Option multiplied by (ii) the number of shares of Company Common Stock subject to such Company Option immediately prior to the Effective Time. The restricted cash award will otherwise be subject to the same terms and conditions as applicable before the Effective Time but will vest in full following certain qualifying terminations of employment that occur prior to the 24-month anniversary of the Effective Time in accordance with the Merger Agreement.

•Restricted Stock Awards: Each outstanding award of restricted shares of Company Common Stock (each, a “Company Restricted Stock Award”) will be converted into a restricted cash award in an amount equal to (i) the number of shares of Company Common Stock subject to such Company Restricted Stock Award immediately prior to the Effective Time multiplied by (ii) the Merger Consideration. The restricted cash award will otherwise be subject to the same terms and conditions as applicable before the Effective Time, but will vest in full following certain qualifying terminations of employment that occur prior to the 24-month anniversary of the Effective Time in accordance with the Merger Agreement.

•Company Restricted Stock Unit Awards and Performance Stock Unit Awards: Each outstanding time-vesting restricted stock unit award (each, a “Company RSU Award”) and each outstanding performance-vesting restricted stock unit award (each, a “Company PSU Award”) will be converted into a restricted cash award in an amount equal to (i) the number of shares of Company Common Stock subject to such Company RSU Award or Company PSU Award (determined based on (x) in the case of Company PSU Awards granted on or prior to December 31, 2025, that are subject to “Rule of 40” performance conditions, 128% of the target level of performance (in the case of fiscal year 2025 grants) and 139% of the target level of performance (in the case of fiscal year 2026 grants), (y) in the case of all other Company PSU Awards granted on or prior to December 31, 2025, actual performance for completed performance periods and the greater of the target level and the actual level of performance through the Effective Time for incomplete performance periods and (z) in the case of Company PSU Awards granted after December 31, 2025, target level of performance) immediately prior to the Effective Time, multiplied by (ii) the Merger Consideration. The restricted cash award will otherwise be subject to the same terms and conditions as applicable before the Effective Time, except that the performance-based vesting conditions applicable to Company PSU Awards will cease to apply, and the awards will vest in full following certain qualifying terminations of employment that occur prior to the 24 month anniversary of the Effective Time in accordance with the Merger Agreement.

The consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to: (i) approval of the Merger and the adoption of the Merger Agreement by the Company’s stockholders ("Company Stockholder Approval"); (ii) the absence of any law or order making unlawful or restraining, enjoining or otherwise prohibiting consummation of the Merger; (iii) (a) expiration or termination of any applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (b) the receipt of certain non-U.S. antitrust and foreign direct investment approvals and (c) the receipt of the CFIUS Approval (as defined in the Merger Agreement); (iv) the absence of any material adverse effect with respect to the Company; and (v) other customary conditions relating to the accuracy of representations and warranties and performance of covenants.

The Merger Agreement also contains customary representations, warranties and covenants of the Company, Parent and Merger Sub, including, among others, covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. Each of the Company and Parent will use its respective reasonable best efforts to take, or cause to be taken, all actions necessary, proper or advisable under applicable law to consummate the transactions contemplated in the Merger Agreement. In addition, the Company has agreed to customary “no shop” restrictions on the Company’s ability to solicit any Acquisition Proposal (as defined in the Merger Agreement) and to enter into any Company Acquisition Agreement (as defined in the Merger Agreement). Notwithstanding the limitations applicable under the “no-shop” restrictions, if, after the date of the Merger Agreement and prior to the date on which the Company Stockholder Approval is obtained, the Company receives a bona fide written Acquisition Proposal that did not result from a breach of the Company’s obligations under the “no-shop” restrictions and the Company Board determines in good faith, after consultation with its outside financial advisors and outside legal counsel, that such Acquisition Proposal (i) constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) and (ii) the failure to take such action would be a breach of its fiduciary duties under applicable law, the Company may engage in discussions or negotiations with and may provide nonpublic information relating to the Company to the person making such Acquisition Proposal and change its recommendation that the Company’s stockholders approve the adoption of the Merger Agreement, subject to certain notice rights, execution of confidentiality agreements and match rights in favor of Parent.

If the Merger is consummated, the Company Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provided that such delisting and termination will not be effective until at or after the Effective Time.

The Merger Agreement provides for certain customary termination rights of the Company and Parent, including, among others, (i) the Company’s right to terminate the Merger Agreement prior to the time the Company Stockholder Approval is obtained, in certain circumstances and subject to certain limitations, to accept a Superior Proposal; (ii) Parent’s right to terminate the Merger Agreement if the Company Board changes its recommendation that the Company’s stockholders approve the Merger and adopt the Merger Agreement or the Company is in material breach of the Merger Agreement; and (iii) the right of each of the Company and Parent to terminate the Merger Agreement if the (a) the Company Stockholder Approval is not obtained, (b) the Merger has not been completed on or before May 16, 2027 (the “Outside Date”), which will be automatically extended by a period of three (3) months if certain regulatory closing conditions remain the only conditions not satisfied or waived as of the Outside Date (other than conditions that by their nature are to be satisfied at the closing) or (c) if the Committee on Foreign Investment in the United States (“CFIUS”) notifies Parent and the Company in writing that it intends to send a report to the President of the United States recommending he act to suspend or prohibit the Merger or the President of the United States issues an order suspending or prohibiting the Merger. The Merger Agreement also provides that (x) the Company will be required to pay Parent a termination fee of $32,350,000 following or in connection with the termination of the Merger Agreement in certain circumstances, including if the Company terminates the Merger Agreement in order to accept a Superior Proposal as set forth in the Merger Agreement and (y) Parent will be required to pay the Company a termination fee of $32,350,000 following or in connection with the termination of the Merger Agreement in certain circumstances, including if the Company terminates the Merger Agreement as a result of regulatory consents not being obtained on or before the Outside Date or the extension thereof and all other applicable conditions to the closing have been satisfied as of the time of such termination.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (“SEC”). GAAP, as set forth within the ASC, requires management to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the accompanying consolidated financial statements includes a summary of significant accounting policies used in the preparation of LiveRamp’s consolidated financial statements. Of those policies, we have identified the following as the most critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they may require management to make judgments and estimates about inherently uncertain matters:

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

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the services are made available to customers. Marketplace and other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Data Marketplace and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and data buyers, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to data buyers that is remitted to data providers is not reflected as revenues. We generate revenue from services from bundled platform subscriptions and project fees paid by subscribers to our platform.

Accounting for Income Taxes

Income taxes are estimated based on the results of operations and enacted tax laws in the U.S. and other jurisdictions. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, and for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on an evaluation of all available positive and negative evidence, it is more likely than not that some portion of the related tax benefits will not be realized. This assessment requires significant judgment and considers factors such as cumulative results and forecasts of future taxable income. Unrecognized tax benefits arise from tax positions for which the related tax benefit has not been fully recognized. A tax benefit is recognized if it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits and is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Key Performance Metrics

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The data below is presented in millions, except for percentages.

			% Change
	March 31, 2026	March 31, 2025	March 31, 2026 from March 31, 2025	March 31, 2025 from March 31, 2024

Subscription net retention	107%	104%	3%	1%
Annualized recurring revenue	$545	$504	8%	8%
Remaining performance obligation	$760	$710	7%	25%
Current remaining performance obligation	$518	$471	10%	14%

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

SNR was 107%, primarily reflecting an increase in fixed revenue and a modest increase in variable revenue.

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

Our ARR growth of 8% was attributed to both new customer revenue and net growth (upsell revenue less downsell and churn) in existing customer revenue.

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

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the twelve months ended
	March 31,
			%
	2026	2025	Change
Revenues	$812,940	$745,580	9
Cost of revenue	238,117	215,910	10
Gross profit	574,823	529,670	9
Total operating expenses	491,357	524,266	(6)
Income from operations	83,466	5,404	1445
Total other income, net	14,598	17,436	(16)
Income tax expense (benefit)	(46,712)	25,342	(284)
Net earnings (loss) from continuing operations	$144,776	$(2,502)	NA
Diluted earnings (loss) per share from continuing operations	$2.23	$(0.04)	NA

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2026	2025	Change
Revenues:
Subscription	$614,388	$568,880	8
Marketplace and Other	198,552	176,700	12
Total revenues	$812,940	$745,580	9

Total revenues were $812.9 million for the twelve months ended March 31, 2026, a $67.4 million, or 9.0%, increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $45.5 million, or 8.0%, primarily due to upsell to existing customers and higher variable revenue. The Marketplace and Other revenue growth was $21.9 million, or 12.4%, primarily due to Data Marketplace and Services growth. On a geographic basis, U.S. revenue increased $58.5 million, or 8.3%. International revenue increased $8.8 million, or 21.6%. The differences in exchange rates in the current year compared to those in the prior year favorably impacted international revenue growth by approximately 4.5 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2026	2025	Change
Cost of revenue	$238,117	$215,910	10
Gross profit	$574,823	$529,670	9
Gross margin (%)	70.7%	71.0%	—

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security, product operations and professional services functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $238.1 million for the twelve months ended March 31, 2026, a $22.2 million, or 10.3%, increase from the same period a year ago. Gross profit increased to $574.8 million (70.7% gross margin) from $529.7 million (71.0% gross margin) in the prior period due to the revenue increase of $67.4 million and a decrease in purchased intangible asset amortization of $3.4 million (roll-off of amortization from previous acquisitions in the prior year), offset partially by an increase in cloud infrastructure costs (increased $26.1 million) driven by increased customer usage and platform migration costs. U.S. gross margins decreased to 70.9% from 71.8%, and International gross margins increased to 67.6% from 57.4%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the twelve months ended
	March 31,
			%
	2026	2025	Change
Operating expenses:
Research and development	$148,139	$176,668	(16)
Sales and marketing	205,647	213,106	(4)
General and administrative	132,581	126,499	5
Gains, losses and other items, net	4,990	7,993	(38)
Total operating expenses	$491,357	$524,266	(6)

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $148.1 million for the twelve months ended March 31, 2026, a decrease of $28.5 million, or 16.1%, compared to the same period a year ago, and are 18.2% of total revenues compared to 23.7% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $16.1 million) and headcount-related expenses (decreased $9.0 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $205.6 million for the twelve months ended March 31, 2026, a decrease of $7.5 million, or 3.5%, compared to the same period a year ago, and are 25.3% of total revenues compared to 28.6% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $4.6 million) and third-party marketing and event expenses (decreased $2.5 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $132.6 million for the twelve months ended March 31, 2026, an increase of $6.1 million, or 4.8%, compared to the same period a year ago, and are 16.3% of total revenues compared to 17.0% in the prior year. The increase is primarily due to professional services expenses (increased $6.7 million) largely related to litigation costs, including those associated with the class action lawsuit, and fees in support of strategic corporate initiatives, headcount-related expenses (increased $1.9 million, primarily incentive compensation), offset partially by stock-based compensation expense (decreased $3.1 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $5.0 million for the twelve months ended March 31, 2026, a decrease of $3.0 million compared to the same period a year ago. The current year relates primarily to employee termination benefits for employees whose positions were eliminated ($4.8 million) and adjustments to previous lease restructuring reserves ($0.2 million). The prior year costs are primarily related to termination benefits for employees whose positions were eliminated ($7.9 million).

Income from Operations and Operating Margin

Income from operations was $83.5 million for the twelve months ended March 31, 2026 compared to income from operations of $5.4 million in the same period a year ago. Operating margin was 10.3% compared to 0.7% in the same period a year ago. Margins in the current year were positively impacted by the leverage from a $32.9 million decrease in total operating expenses, which was significantly impacted by a $23.7 million decrease in stock-based compensation.

Total Other Income and Income Taxes

Total other income, net was $14.6 million for the twelve months ended March 31, 2026 compared to $17.4 million in the same period a year ago. The decrease is primarily attributable to lower interest rates and invested cash in the current year.

Income tax benefit was $46.7 million on income from continuing operations before income taxes of $98.1 million for the twelve months ended March 31, 2026, resulting in a (47.6)% effective tax rate. This compares to income tax expense of $25.3 million on income from continuing operations before income taxes of $22.8 million, or an 111.0% effective tax rate in the same period a year ago. The year-over-year changes, and variance from the federal statutory rate, were primarily due to changes in valuation allowance that resulted in a tax benefit of $53.8 million in fiscal 2026 and a tax expense of $13.2 million in fiscal 2025. In fiscal 2026, a valuation allowance release was recorded based on all available evidence, including sustained profitability in recent years, improved expectations of future taxable income, and the absence of significant negative evidence.

Discontinued Operations

Earnings from discontinued operations, net of tax, was $1.2 million for the twelve months ended March 31, 2026 compared to $1.7 million for the twelve months ended March 31, 2025. During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During fiscal 2026 and 2025, the Company recovered certain previously paid state income taxes arising from the sale of AMS.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At March 31, 2026, approximately $26.2 million of the total cash balance of $379.5 million, or approximately 6.9%, was located outside of the United States.

Trade accounts receivable, net balances were $213.0 million at March 31, 2026, an increase of $26.8 million, compared to $186.2 million at March 31, 2025. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 93 days at March 31, 2026, compared to 89 days at March 31, 2025. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized as revenue on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2025, DSO at March 31, 2026 was negatively impacted by approximately four days due to the increased impact of Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at March 31, 2026 totaled $388.4 million, a $20.3 million decrease when compared to $408.7 million at March 31, 2025.

Management believes that the Company's existing available cash will be sufficient to meet the Company's working capital and capital expenditure requirements for the short term (the next 12 months) and separately in the long term (beyond the next 12 months). However, in light of the uncertainty regarding tariffs and other trade restrictions, risk of recession, the military conflicts in Europe and the Middle East, cost increases, capital markets volatility and general inflationary pressures, our liquidity position may change due to the inability to collect from our customers, inability to raise new capital via issuance of equity or debt, and disruption in completing repayments or disbursements to our creditors. These impacts have caused significant disruptions to the global financial markets, which could increase the cost of capital and adversely impact our ability to raise additional capital, which could negatively affect our liquidity in the future. We have historically taken and may continue to take advantage of opportunities to generate additional liquidity through capital market transactions. The amount, nature, and timing of any capital market transactions will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; and overall market conditions. If we are unable to raise funds as and when we need them, we may be forced to curtail our operations.

Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. We have agreed that we may not take, commit or agree to do certain actions without Parent’s consent, including, but not limited to, entering into material transactions other than in the ordinary course of business, disposing of material assets, making capital expenditures in excess of the amounts specified in the Merger Agreement, issuing additional capital stock or other equity securities, or incurring indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating and working capital needs or capital expenditure requirements.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the twelve months ended
	March 31,
	2026	2025

Net cash provided by operating activities	$167,755	$153,965
Net cash provided by (used in) investing activities	$(4,932)	$21,392
Net cash used in financing activities	$(199,344)	$(102,696)
Net cash provided by discontinued operations	$1,176	$1,688

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

Net cash provided by operating activities for the twelve months ended March 31, 2026 was $167.8 million and resulted primarily from operating results adjusted for non-cash items of $187.7 million offset by changes in operating assets and liabilities of $20.0 million. Net cash used due to changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $28.3 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

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

Net cash used in investing activities for the twelve months ended March 31, 2026 was $4.9 million and consisted of purchases of strategic investments for $3.3 million, capital expenditures of $1.4 million and net cash paid in acquisitions of $0.6 million related primarily to the Habu escrow release, offset partially by proceeds from sales of strategic investments of $0.4 million.

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

Net cash used in financing activities for the twelve months ended March 31, 2026 was $199.3 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $194.5 million (7.1 million shares), and $13.0 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $8.2 million of proceeds from the sale of common stock from our equity compensation plans.

Net cash used in financing activities for the twelve months ended March 31, 2025 was $102.7 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $101.2 million (3.8 million shares), and $10.3 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $8.8 million of proceeds from the sale of common stock from our equity compensation plans.

Common Stock Repurchase Program

On February 12, 2026, the Company's board of directors approved an amendment to the existing common stock repurchase program, which was initially adopted in 2011. The amendment authorized an additional $200.0 million in share repurchases, increasing the total amount authorized for repurchase under the common stock repurchase program to $1.5 billion. In addition, it extended the common stock repurchase program duration through December 31, 2027.

During the twelve months ended March 31, 2026, the Company repurchased 7.1 million shares of its common stock for $194.4 million under the modified common stock repurchase program. Through March 31, 2026, the Company had repurchased a total of 48.6 million shares of its common stock for $1.2 billion under the program, leaving remaining capacity of $261.8 million. The repurchase amounts included in the consolidated statements of stockholders' equity and the consolidated statements of cash flows included amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022.

The repurchase amounts included in the consolidated financial statements that were related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 are (dollars in thousands):

	For the twelve months ended
	March 31,
	2026	2025
Excise tax accruals included in the consolidated statements of equity:
Acquisition of treasury stock, including transaction costs and excise tax	$1,256	$187

Excise tax payments included in the consolidated statements of cash flows:
Acquisition of treasury stock	$128	$58

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at March 31, 2026 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $36.0 million as the Company is not able to predict the periods in which the payments will be made.

	For the years ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$9,901	$9,457	$9,036	$2,591	$1,708	$—	$32,693

	For the years ending March 31,
	2027	2028	2029	Total
Purchase commitments	$48,069	$17,041	$7,730	$72,840

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see “Accounting Pronouncements Adopted During the Current Year" and “Recent Accounting Pronouncements Not Yet Adopted” under Note 1, “Organization and Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements accompanying this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
LiveRamp Holdings, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of LiveRamp Holdings, Inc. and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended March 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the sufficiency of audit evidence over revenue
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recorded $812.9 million of total revenues for the year ended March 31, 2026, of which $614.4 million was subscription related, and $198.5 million was marketplace and other related.

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

Dallas, Texas
May 21, 2026

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	March 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$379,547	$413,331
Restricted cash	—	595
Short-term investments	7,500	7,500
Trade accounts receivable, net	212,977	186,169
Refundable income taxes, net	10,243	9,708
Other current assets	42,874	38,886
Total current assets	653,141	656,189

Property and equipment, net of accumulated depreciation and amortization	5,150	6,184
Intangible assets, net	9,167	20,167
Goodwill	502,067	501,756
Deferred commissions, net	40,727	44,452
Deferred income taxes	57,873	1,982
Other assets, net	26,052	28,641
	$1,294,177	$1,259,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$129,730	$112,271
Accrued payroll and related expenses	55,063	50,776
Other accrued expenses	40,280	38,586
Deferred revenue	39,714	45,885
Total current liabilities	264,787	247,518

Other liabilities	57,411	62,994

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1.00 par value (authorized 1 million shares; issued 0 shares at March 31, 2026 and 2025, respectively)	—	—
Common stock, $0.10 par value (authorized 200 million shares; issued 161.8 million and 159.2 million shares at March 31, 2026 and 2025, respectively)	16,183	15,918
Additional paid-in capital	2,129,554	2,045,316
Retained earnings	1,459,310	1,313,358
Accumulated other comprehensive income	5,640	4,295
Treasury stock, at cost (101.3 million and 93.8 million shares at March 31, 2026 and 2025, respectively)	(2,638,708)	(2,430,028)
Total stockholders' equity	971,979	948,859
	$1,294,177	$1,259,371

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the twelve months ended
	March 31,

	2026	2025	2024
Revenues	$812,940	$745,580	659,661
Cost of revenue	238,117	215,910	179,489
Gross profit	574,823	529,670	480,172
Operating expenses
Research and development	148,139	176,668	151,201
Sales and marketing	205,647	213,106	195,693
General and administrative	132,581	126,499	110,166
Gains, losses and other items, net	4,990	7,993	11,708
Total operating expenses	491,357	524,266	468,768
Income from operations	83,466	5,404	11,404
Total other income, net	14,598	17,436	22,957
Income from continuing operations before income taxes	98,064	22,840	34,361
Income tax expense (benefit)	(46,712)	25,342	24,270
Net earnings (loss) from continuing operations	144,776	(2,502)	10,091
Earnings from discontinued operations, net of tax	1,176	1,688	1,790
Net earnings (loss)	$145,952	$(814)	$11,881

Basic earnings (loss) per share:
Continuing operations	$2.26	$(0.04)	0.15
Discontinued operations	$0.02	$0.03	0.03
Basic earnings (loss) per share	$2.28	$(0.01)	$0.18

Diluted earnings (loss) per share:
Continuing operations	$2.23	$(0.04)	0.15
Discontinued operations	$0.02	$0.03	0.03
Diluted earnings (loss) per share	$2.24	$(0.01)	$0.17

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the twelve months ended
	March 31,
	2026	2025	2024
Net earnings (loss)	$145,952	$(814)	11,881
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,345	331	(540)
Comprehensive income (loss)	$147,297	$(483)	11,341

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Employee stock awards, benefit plans and other issuances	434,790	43	8,160	—	—	(420,465)	(13,019)	(4,816)
Non-cash stock-based compensation	54,892	6	76,294	—	—	—	—	76,300
Restricted stock units vested	2,164,714	216	(216)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(7,099,306)	(195,661)	(195,661)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,345	—	—	1,345
Net earnings	—	—	—	145,952	—	—	—	145,952
Balances at March 31, 2026	161,830,848	$16,183	$2,129,554	$1,459,310	$5,640	(101,280,730)	$(2,638,708)	$971,979

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the twelve months ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net earnings (loss)	$145,952	$(814)	$11,881
Earnings from discontinued operations, net of tax	(1,176)	(1,688)	(1,790)
Non-cash operating activities:
Depreciation and amortization	13,399	17,207	11,508
Loss on disposal or impairment of assets	148	85	1,219
Lease-related impairment and restructuring charges	617	14	1,769
Gain on sale of strategic investments	(159)	(515)	—
Loss on marketable equity securities	260	206	—
Provision for doubtful accounts	1,991	695	2,254
Impairment of goodwill	—	—	2,875
Deferred income taxes	(56,272)	(447)	(458)
Non-cash stock compensation expense	82,988	107,979	71,304
Changes in operating assets and liabilities:
Accounts receivable, net	(28,345)	3,547	(32,336)
Deferred commissions	3,725	3,691	(11,113)
Other assets	2,477	2,105	9,426
Accounts payable and other liabilities	3,023	3,573	8,508
Income taxes	5,437	3,430	22,275
Deferred revenue	(6,310)	14,897	8,334
Net cash provided by operating activities	167,755	153,965	105,656

Cash flows from investing activities:
Capital expenditures	(1,376)	(1,042)	(4,255)
Cash paid in acquisitions, net of cash received	(595)	(1,951)	(170,281)
Purchases of investments	—	(1,967)	(48,894)
Proceeds from sales of investments	—	26,989	50,750
Purchases of strategic investments	(3,320)	(1,400)	(1,000)
Proceeds from sale of strategic investment	359	763	—
Net cash provided by (used in) investing activities	(4,932)	21,392	(173,680)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	8,207	8,833	7,222
Shares repurchased for tax withholdings upon vesting of stock-based awards	(13,017)	(10,331)	(5,835)
Acquisition of treasury stock	(194,534)	(101,198)	(60,502)
Net cash used in financing activities	(199,344)	(102,696)	(59,115)
Net cash provided by (used in) continuing operations	(36,521)	72,661	(127,139)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the twelve months ended March 31,
	2026	2025	2024

Cash flows from discontinued operations:
From operating activities	1,176	1,688	1,790
Net cash provided by discontinued operations	1,176	1,688	1,790
Effect of exchange rate changes on cash	966	106	372

Net change in cash, cash equivalents and restricted cash	(34,379)	74,455	(124,977)
Cash, cash equivalents and restricted cash at beginning of period	413,926	339,471	464,448
Cash, cash equivalents and restricted cash at end of period	$379,547	$413,926	$339,471

Supplemental cash flow information:
Cash paid for income taxes, net	$3,963	$22,548	$2,465
Cash received for income taxes, net from discontinued operations	(1,863)	(2,486)	(2,765)
Cash received for tenant improvement allowances	—	(2,628)	—
Cash paid for operating lease liabilities	9,963	9,798	10,293
Operating lease assets obtained in exchange for operating lease liabilities	1,173	2,327	11,825
Operating lease assets, and related lease liabilities, relinquished in lease terminations	—	(595)	(4,486)
Purchases of property, plant and equipment remaining unpaid at period end	44	20	104
Marketable equity securities obtained in disposition of strategic investment	—	652	—
Excise tax payable on net stock repurchases	1,257	128	—

See accompanying notes to consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business -

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a leading data collaboration technology company, empowering marketers and media owners to deliver and measure marketing performance everywhere it matters. LiveRamp’s data collaboration network seamlessly unites data across advertisers, ad tech platforms, publishers, data providers, and commerce media networks — unlocking insights that deliver transformational consumer experiences, and drive measurable business outcomes. As consumers embrace AI-powered experiences, the LiveRamp data collaboration network expands the breadth and accuracy of the data on which marketing AI capabilities operate. Our platform is engineered for AI agent accessibility, facilitating autonomous data collaboration between the specialized AI agents utilized by our customers and partners and our networked platform. Built on a foundation of strict neutrality, interoperability, and global scale, LiveRamp enables organizations to maximize the value of their data while accelerating business growth.

LiveRamp is a Delaware corporation headquartered in San Francisco, California. Our common stock is listed on the New York Stock Exchange under the symbol “RAMP.” We serve a global customer base from locations in the United States, Europe, and the Asia-Pacific (“APAC”) region. Our direct customer list includes many of the world’s best-known and most innovative brands across most major industry verticals, including but not limited to financial, insurance and investment services, information systems, direct marketing, retail, automotive, telecommunications, technology, consumer packaged goods, media, healthcare, travel and hospitality, entertainment and non-profit. We serve thousands of additional companies through our expansive partner ecosystem, unlocking access to unique customer moments and creating powerful network effects.

Pending Merger -

On May 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MMS USA Holdings, Inc., a Delaware corporation (“Parent”) and a wholly owned subsidiary of Publicis (defined below), Covey Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), and, solely for the purpose of Section 10.14 thereto, Publicis Groupe S.A., a French société anonyme ("Publicis"), pursuant to which, among other things, at the effective time of the Merger (the "Effective Time"), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a direct wholly owned subsidiary of Parent.

As set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.10 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than any (i) Company Common Stock owned by stockholders that have properly perfected their rights of appraisal within the meaning of Section 262 of the Delaware General Corporation Law; (ii) Company Common Stock owned by the Company, Parent or Merger Sub; and (iii) Company Common Stock owned by any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub) or of the Company) will be converted into the right to receive $38.50 in cash, without interest. The Merger is expected to close by the end of calendar year 2026, subject to customary closing conditions including approval by the Company’s stockholders and the receipt of required regulatory approvals.

Basis of Presentation and Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in U.S. dollars in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and Updates (“ASC” and "ASU"), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission ("SEC"). Our fiscal year ends on March 31. References to fiscal 2026, for example, are to the twelve months ended March 31, 2026.

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

As of March 31, 2026, the impacts to the Company's business due to risks related to tariffs and other trade restrictions, geopolitical developments and macroeconomic factors, such as inflation, bank failures, changes in foreign currency exchange rates and supply chain disruptions, continue to evolve. As a result, many of the Company's estimates and assumptions, including the allowance for credit losses, consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, the Company's estimates may change materially in future periods.

Operating Segments -

We apply the provisions of ASC 280, Segment Reporting, to our segment disclosures. The segment disclosures may be found in Note 16, "Segment and Geographic Information."

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

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is shown below (in thousands, except per share amounts):

	Twelve Months Ended March 31,
	2026	2025	2024
Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$144,776	$(2,502)	$10,091
Earnings from discontinued operations, net of tax	1,176	1,688	1,790
Net earnings (loss)	$145,952	$(814)	$11,881

Basic weighted-average shares outstanding	64,105	66,126	66,266
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method (1)	940	—	1,652
Diluted weighted-average shares outstanding	65,045	66,126	67,918

Basic earnings (loss) per share:
Continuing operations	$2.26	$(0.04)	$0.15
Discontinued operations	0.02	0.03	0.03
Basic earnings (loss) per share:	$2.28	$(0.01)	$0.18

Diluted earnings (loss) per share:
Continuing operations	$2.23	$(0.04)	$0.15
Discontinued operations	0.02	0.03	0.03
Diluted earnings (loss) per share:	$2.24	$(0.01)	$0.17

Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	744	1,354	1,112

Earnings per share totals may not sum due to rounding.

(1) The number of common stock options and restricted stock units as computed under the treasury stock method that would have otherwise been dilutive but are excluded from the table above because their effect would have been anti-dilutive due to the net loss position of the Company was 1.4 million for the twelve months ended March 31, 2025.

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

Investments -

Investments primarily consist of U.S. Treasury securities and certificates of deposit. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. These investments are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive income, a separate component of stockholders' equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification. We did not recognize any gains or losses in the twelve months ended March 31, 2026, 2025 or 2024.

Beginning in fiscal 2025, the Company also holds immaterial, non-controlling investments in publicly held equity securities that are recorded in other current assets in the consolidated balance sheets. Changes in the fair value are measured on a recurring basis and recognized within total other income, net in the consolidated statements of operations. The fair value changes resulted in net losses of $0.3 million and $0.2 million for the twelve months ended March 31, 2026 and 2025, respectively, due to net changes in the underlying stock prices of those investments.

Strategic Investments -

Strategic investments consist of non-controlling equity investments in privately held companies. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the consolidated statements of operations. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations as other expense, net of tax. During the twelve months ended March 31, 2026, the Company recorded a $0.1 million impairment of a strategic investment that is recorded in other income, net in the consolidated statement of operations. There were no impairment charges for the twelve months ended March 31, 2025 or 2024.

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

Recognition of revenue when, or as, the performance obligations are satisfied

Revenues are recognized when or as control of the promised services is transferred to customers. Subscription revenue is generally recognized ratably over the subscription period beginning on the date the services are made available to customers. Marketplace and Other revenue is typically transactional in nature, tied to a revenue share or volumes purchased. We report revenue from Data Marketplace and other similar transactions on a net basis because our performance obligation is to facilitate a transaction between data providers and data buyers, for which we earn a portion of the gross fee. Consequently, the portion of the gross amount billed to data buyers that is remitted to data providers is not reflected as revenues. We generate revenue from services from bundled platform subscriptions and project fees paid by subscribers to our platform. Services revenue is less than 5% of total Company revenue.

Accounts Receivable

Accounts receivable include amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in trade accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $21.0 million at March 31, 2026 and $18.5 million at March 31, 2025.

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

A summary of the activity of the allowance for credit losses, returns and credits was (dollars in thousands):

Twelve months ended:	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
March 31, 2024	$9,344	2,254	755	(3,154)	$9,199
March 31, 2025	$9,199	695	7	(2,203)	$7,698
March 31, 2026	$7,698	1,991	40	(2,041)	$7,688

Deferred Revenue

Deferred revenue consists of amounts billed in excess of revenue recognized. Deferred revenues are subsequently recorded as revenue when earned in accordance with the Company’s revenue recognition policies.

Deferred Commissions, net -

The Company capitalizes incremental costs to acquire contracts and amortizes them on a straight-line basis over the expected period of benefit, which we have determined to be four years. Net amortized costs of $3.7 million were recognized as an increase in operating expense during the twelve months ended March 31, 2026. Net capitalized costs of $3.7 million were recognized as a reduction of operating expense during the twelve months ended March 31, 2025. We did not recognize any impairment charges during the twelve months ended March 31, 2026, 2025, or 2024.

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

Our test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, we have determined that we have three reporting units. We completed our annual impairment test during the first quarter of fiscal 2026 and assessed whether there were any triggering events quarterly. We did not recognize any goodwill impairment charges in the twelve months ended March 31, 2026 or 2025. We recognized $2.9 million of goodwill impairment charges in the twelve months ended March 31, 2024.

Intangible Assets -

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on any excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges in the twelve months ended March 31, 2026, 2025 or 2024.

During fiscal 2026, our intangible assets were amortized over their estimated useful lives ranging from one year to four years. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent. The weighted average useful lives of our intangible assets were as follows:

Weighted Average Useful Life (years)
Developed technology	0.8
Customer relationships	0.8

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

Fair Value of Financial Instruments -

We apply the provisions of ASC 820, Fair Value Measurement, to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards. The additional disclosure regarding our fair value measurements is included in Note 17 - Fair Value of Financial Instruments and Fair Value Measurements.

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

At both March 31, 2026 and March 31, 2025, there was one customer that represented more than 10% of our trade accounts receivable balance. Our ten largest customers represented approximately 30% of our revenues in the twelve months ended March 31, 2026, and 25% of our revenues in the twelve months ended March 31, 2025. There was no customer that individually exceeded 10% of our revenue in fiscal years 2026 or 2025.

Income Taxes -

Income taxes are estimated based on the results of operations and enacted tax laws in the U.S. and other jurisdictions. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, and for net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, based on an evaluation of all available positive and negative evidence, it is more likely than not that some portion of the related tax benefits will not be realized. This assessment requires significant judgment and considers factors such as cumulative results and forecasts of future taxable income. Adjustments to deferred tax assets and liabilities resulting from changes in tax laws and changes in valuation allowance are recognized in income tax expense in the period in which such changes are enacted or occur.

Unrecognized tax benefits arise from tax positions for which the related tax benefit has not been fully recognized. A tax benefit is recognized if it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits and is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Unrecognized tax benefits are recorded as long-term income tax payable or as reductions of deferred tax assets. Unrecognized tax benefits related to net operating loss and tax credit carryforwards are recorded as a reduction of the related deferred tax assets when disallowance of the related tax benefit would reduce those carryforwards. Adjustments to unrecognized tax benefits are recognized in income tax expense in the period in which such changes occur. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.

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

Advertising Expense -

Advertising costs are expensed as incurred. Advertising expense was approximately $10.6 million, $13.8 million, and $11.5 million for the twelve months ended March 31, 2026, 2025 and 2024, respectively. Advertising expense is included in operating expenses in the consolidated statements of operations.

Legal Contingencies -

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 12, "Commitments and Contingencies" provides additional information regarding certain of our legal contingencies.

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

The Company has stock option plans and equity compensation plans (collectively referred to as the “stock-based plans”) administered by the talent and compensation committee of the board of directors (“talent and compensation committee”) under which options and restricted stock units were outstanding as of March 31, 2026.

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

The Company receives income tax deductions upon the exercise of non-qualified stock options and the vesting of other stock-based awards. To the extent the income tax deductions differ from the corresponding stock-based compensation expense, such excess tax benefits and deficiencies are included as a component of income tax expense and reflected as an operating cash flow included in changes in operating assets and liabilities.

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

Accounting Pronouncements Adopted During the Current Year -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standard Update (“ASU”) 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 requires greater disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income tax paid.	The ASU became effective for the Company's annual periods beginning with fiscal 2026.	ASU 2023-09 affected financial statement disclosure only, and its adoption did not affect our financial condition and results of operations.

Recent accounting pronouncements not yet adopted -

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new guidance does not change the expense captions on the statements of operations.	The updated standard is effective for us beginning in fiscal 2028. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statements and disclosures.
ASU 2025-06 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	ASU 2025-06 modernizes the accounting for internal-use software. It removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use.	The updated standard is effective for us beginning in fiscal 2029. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.
ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements	ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires reporting entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	The updated standard is effective for us beginning in fiscal 2029. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the twelve months ended March 31,
Primary Geographical Markets	2026	2025
United States	$763,188	$704,653
Europe	41,363	34,308
Asia-Pacific ("APAC")	6,203	5,208
Other	2,186	1,411
	$812,940	$745,580

Major Offerings/Services
Subscription	$614,388	$568,880
Marketplace and Other	198,552	176,700
	$812,940	$745,580

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our consolidated financial statements. The amount of fixed revenue not yet recognized was $760.4 million as of March 31, 2026, of which $518.5 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by December 31, 2032.

3. LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	March 31, 2026	March 31, 2025
Right-of-use assets included in other assets, net	$16,159	$19,341
Short-term lease liabilities included in other accrued expenses	$9,667	$9,351
Long-term lease liabilities included in other liabilities	$19,898	$26,939

Supplemental balance sheet information:
Weighted average remaining lease term	3.5 years	4.5 years
Weighted average discount rate	5.5%	5.4%

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

The components of lease cost, net for the twelve months ended March 31, 2026 and 2025, respectively, were as follows (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025
Operating lease costs	$7,534	$7,797
Operating sublease income	2,035	1,251
Total leases costs, net	$5,499	$6,546

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less and excluding ASC 840 leases related to restructuring plans) as of March 31, 2026 (dollars in thousands):

Fiscal year:	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
2027	$9,901	$(2,303)	7,598
2028	9,457	(2,366)	7,091
2029	9,036	(2,290)	6,746
2030	2,591	(189)	2,402
2031	1,708	—	1,708
Thereafter	—	—	—
Total undiscounted lease payments	32,693	(7,148)	25,545
Less: Interest and short-term leases	3,128	(765)	2,363
Total discounted operating lease liabilities	$29,565	$(6,383)	$23,182

There are no future minimum payments as of March 31, 2026 related to ASC 840 lease liabilities under restructuring plans as a result of the Company's exit from certain leased office facilities (see Note 4).

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, ROU asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the twelve months ended March 31, 2026 and 2025. The restructuring charges and adjustments are included in gains, losses and other items, net in the consolidated statements of operations. The reserve balances are included in accrued payroll and related expenses and other liabilities in the consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2024	$1,680	$2,925	$4,605
Restructuring charges and adjustments	7,940	(72)	7,868
Payments	(6,091)	(948)	(7,039)
Balances at March 31, 2025	$3,529	$1,905	$5,434
Restructuring charges and adjustments	4,794	185	4,979
Payments	(4,062)	(1,444)	(5,506)
Balances at March 31, 2026	$4,261	$646	$4,907

Employee-related Restructuring Plans

During the twelve months ended March 31, 2026, the Company recorded a total of $4.8 million in employee-related restructuring charges and adjustments. The expense reflects $4.6 million of severance charges in the United States and Europe and $0.1 million of adjustments to the fiscal 2025 employee-related restructuring plans in the United States and Europe. Of the fiscal 2026 employee-related restructuring plans, $4.2 million remained accrued as of March 31, 2026 and is expected to be paid during fiscal 2027.

During the twelve months ended March 31, 2025, the Company recorded a total of $7.9 million in employee-related restructuring charges and adjustments. The expense included $7.7 million of severance and other employee-related charges in the United States, Europe, and APAC, and $0.2 million in adjustments to the fiscal 2021 and fiscal 2024 employee-related restructuring plans for employees in the United States and APAC. Of the fiscal 2025 employee-related restructuring plans, $0.1 million remained accrued as of March 31, 2026 and is expected to be paid during fiscal 2027.

During the twelve months ended March 31, 2024, the Company recorded a total of $4.2 million in employee-related restructuring charges and adjustments. The expense included severance and other employee-related charges in the United States, Europe, and APAC of $4.0 million and adjustments to the fiscal 2021 and fiscal 2023 employee-related restructuring plans for employees in the United States and Europe of $0.2 million. No amounts remain unpaid as of March 31, 2026.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in combined impairment charges totaling $26.5 million during the twelve months ended March 31, 2024 and March 31, 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.0 million in combined lease-related restructuring charges and adjustments during fiscal years 2023 through 2026 that covered other obligations related to the leased office spaces in San Francisco and Phoenix, of which a negative $0.6 million was recognized during the twelve months ended March 31, 2026. As of March 31, 2026, $0.6 million remains accrued and will be satisfied over the remainder of the San Francisco lease terms, which continue through April 2029.

During the twelve months ended March 31, 2017, the Company made the strategic decision to exit and sub-lease a certain leased office facility under a staggered-exit plan. The full exit was completed in fiscal 2019. The liability was satisfied over the remainder of the leased property's term, which continued through November 2025. Through March 31, 2026, the Company has recorded a total of $8.2 million of restructuring charges and adjustments related to this lease, of which $0.8 million was recognized during the twelve months ended March 31, 2026. No amounts remain unpaid as of March 31, 2026.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the consolidated statements of operations for each of the periods presented (dollars in thousands):

	Twelve Months Ended March 31,
	2026	2025	2024
Employee-related restructuring plan charges	$4,794	$7,940	$4,227
Lease-related restructuring plan charges and adjustments	185	(72)	(148)
ROU asset group impairments and adjustments	—	85	1,946
Goodwill impairment	—	—	2,875
Acquisition related costs	—	40	2,795
Other	11	—	13
	$4,990	$7,993	$11,708

5. DISCONTINUED OPERATIONS:

Acxiom Marketing Solutions business

During fiscal 2019, the Company completed the sale of its Acxiom Marketing Solutions ("AMS") business, and the business qualified for treatment as discontinued operations. Significant income taxes were incurred and paid on the gain from the sale of AMS. During the twelve months ended March 31, 2026, 2025, and 2024, the Company recovered $1.2 million, $1.7 million, and $1.8 million, respectively, net of tax and fees, of certain previously paid state income taxes arising from the sale of AMS.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	March 31, 2026	March 31, 2025
Prepaid expenses and other	$26,004	$22,973
Assets of non-qualified retirement plan	16,870	15,913
Other current assets	$42,874	$38,886

Other noncurrent assets consist of the following (dollars in thousands):

	March 31, 2026	March 31, 2025
Long-term prepaid revenue share	$—	$2,164
Right-of-use assets (see Note 3)	16,159	19,341
Deposits	2,200	2,832
Strategic investments	6,220	3,200
Other miscellaneous noncurrent assets	1,473	1,104
Other assets, net	$26,052	$28,641

7. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	March 31, 2026	March 31, 2025
Leasehold improvements	$14,591	$14,508
Data processing equipment	4,635	5,425
Office furniture and other equipment	4,170	3,880
	23,396	23,813
Less accumulated depreciation and amortization	(18,246)	(17,629)
Property and equipment, net of accumulated depreciation and amortization	$5,150	$6,184

Depreciation expense on property and equipment was $2.4 million and $2.8 million for the twelve months ended March 31, 2026 and 2025, respectively.

8. GOODWILL:

Changes in goodwill for the twelve months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

Total
Balance at March 31, 2024	$501,756
Purchase price accounting adjustment related to acquisition of Habu	(14)
Change in foreign currency translation adjustment	14
Balance at March 31, 2025	$501,756
Change in foreign currency translation adjustment	311
Balance at March 31, 2026	$502,067

Goodwill by geography as of March 31, 2026 was (dollars in thousands):

Total
U.S.	$502,067

9. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, and trade names. Intangible assets are summarized as follows (dollars in thousands):

	March 31, 2026	March 31, 2025
Developed technology, gross	$30,000	$94,000
Accumulated amortization	(21,666)	(75,666)
Net developed technology	$8,334	$18,334

Customer relationship/trade name, gross	$3,500	$30,000
Accumulated amortization	(2,667)	(28,167)
Net customer relationship/trade name	$833	$1,833

Publisher/data supply relationships, gross	$—	$16,000
Accumulated amortization	—	(16,000)
Net publisher/data supply relationships	$—	$—

Total intangible assets, gross	$33,500	$140,000
Total accumulated amortization	(24,333)	(119,833)
Total intangible assets, net	$9,167	$20,167

Total amortization expense related to intangible assets was $11.0 million, $14.4 million, and $8.8 million for the twelve months ended March 31, 2026, 2025, and 2024, respectively.

The following table presents the estimated future amortization expenses related to intangible assets (dollars in thousands).

Fiscal Year:	Amount
2027	$9,167
$9,167

10. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	March 31, 2026	March 31, 2025
Liabilities of non-qualified retirement plan	$16,870	$15,913
Short-term lease liabilities (see Note 3)	9,667	9,351
Habu consideration holdback (see Note 13)	2,585	813
Other miscellaneous accrued expenses	11,158	12,509
Other accrued expenses	$40,280	$38,586

11. OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	March 31, 2026	March 31, 2025
Uncertain tax positions	$36,049	$30,284
Long-term lease liabilities (see Note 3)	19,898	26,939
Lease restructuring accruals and related sublease deposits	646	1,905
Other	818	3,866
Other liabilities	$57,411	$62,994

12. COMMITMENTS AND CONTINGENCIES:

Legal Matters

On January 24, 2025, a purported class action styled Riganian et al v. LiveRamp Holdings, Inc. and LiveRamp, Inc. (Case No. 4:25-cv-824-JST) was filed in the United States District Court for the Northern District of California against the Company and LiveRamp, Inc., alleging claims based on the California Constitution, the common law protections against intrusion upon seclusion, the California Invasion of Privacy Act, the Federal Wiretap Act and unjust enrichment. The lawsuit seeks certification of classes of California and national consumers, unspecified monetary damages, costs and attorneys’ fees and other relief (including injunctive and declaratory relief). Discovery has begun, and it is anticipated that class certification issues will be determined in late-2026. The Company intends to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

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

Commitments

The following table presents the Company’s purchase commitments at March 31, 2026.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $36.0 million as the Company is not able to predict the periods in which the payments will be made (dollars in thousands):

	2027	2028	2029	Total
Purchase commitments	$48,069	$17,041	$7,730	$72,840

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION:

The Company has authorized 200.0 million shares of $0.10 par value common stock and 1.0 million shares of $1.00 par value preferred stock. The board of directors of the Company may designate the relative rights and preferences of the preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends, and the shares could be issued in multiple series with different rights and preferences. There has not been any preferred stock activity in the periods presented.

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on February 12, 2026, to authorize an additional $200.0 million in share repurchases and extend the term of the existing common stock repurchase program. Under the modified common stock repurchase program, the Company may purchase up to $1.5 billion of its common stock through the period ending December 31, 2027. During the twelve months ended March 31, 2026, the Company repurchased 7.1 million shares of its common stock for $194.4 million under the stock repurchase program. During the twelve months ended March 31, 2025, the Company repurchased 3.8 million shares of its common stock for $101.1 million under the stock repurchase program. During the twelve months ended March 31, 2024, the Company repurchased 2.1 million shares of its common stock for $60.5 million under the stock repurchase program. Through March 31, 2026, the Company has repurchased 48.6 million shares of its common stock for $1.2 billion, leaving remaining capacity of $261.8 million under the stock repurchase program. In accordance with the Merger Agreement, the Company has paused repurchases under its stock repurchase program through the completion of the Merger. For more information regarding the Merger, see Note 18, “Subsequent Events,” of the Notes to Consolidated Financial Statements accompanying this report.

The repurchase amounts included in the consolidated financial statements that were related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022 are (dollars in thousands):

	For the twelve months ended
	March 31,
	2026	2025
Excise tax payments and accruals included in the consolidated statements of equity:
Acquisition of treasury stock	$1,256	$187

Excise tax payments included in the consolidated statements of cash flows:
Acquisition of treasury stock	$128	$58

The Company paid no dividends on its common stock for any of the years reported.

Stock-based Compensation Plans

The Company has stock option, equity compensation, and stock purchase plans for which a total of 54.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At March 31, 2026, there were a total of 7.3 million shares available for future grants under the plans, of which 0.6 million shares relate to the Company's qualified employee stock purchase plan.

During the twelve months ended March 31, 2026, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the 2005 Plan by 2.5 million shares. The amendment received shareholder approval at the August 2025 annual shareholders' meeting. This increased the 2005 Plan shares from 48.9 million shares at March 31, 2025 to 51.4 million shares beginning in the quarter ended September 30, 2025 and increased the total number of shares reserved for issuance since inception of all plans from 51.5 million shares at March 31, 2025 to 54.0 million shares beginning in the quarter ended September 30, 2025.

During the twelve months ended March 31, 2025, the board of directors voted to amend the 2005 Plan to increase the number of shares available under the 2005 Plan by 2.5 million shares. The amendment received shareholder approval at the August 2024 annual shareholders' meeting. This increased the 2005 Plan shares from 46.4 million shares at March 31, 2024 to 48.9 million shares beginning in the quarter ended September 30, 2024 and increased the total number of shares reserved for issuance since inception of all plans from 49.0 million shares at March 31, 2024 to 51.5 million shares beginning in the quarter ended September 30, 2024.

During the twelve months ended March 31, 2024, the board of directors voted to amend the 2005 Plan to increase the number of shares available under the 2005 Plan by 4.0 million shares. The amendment received shareholder approval at the August 2023 annual shareholders' meeting. This increased the 2005 Plan shares from 42.4 million shares at March 31, 2023 to 46.4 million shares beginning in the quarter ended September 30, 2023 and increased the total number of shares reserved for issuance since inception of all plans from 45.0 million shares at March 31, 2023 to 49.0 million shares beginning in the quarter ended September 30, 2023.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the twelve months ended March 31, 2026, 2025, and 2024, by award type, was (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025	2024
Stock options	$2,091	$3,236	$1,014
Restricted stock units, time-vesting	54,649	82,715	56,583
Restricted stock units, performance-based	16,950	13,359	7,403
Habu restricted stock awards	44	814	144
Acuity performance plan	—	—	165
DataFleets acquisition consideration holdback	—	—	2,266
Habu acquisition consideration holdback	6,651	4,879	813
Employee stock purchase plan	1,468	1,726	1,666
Directors stock-based compensation	1,135	1,250	1,250
Total non-cash stock-based compensation included in the consolidated statements of operations	82,988	107,979	71,304
Less expense related to liability-based equity awards	(6,688)	(4,948)	(3,247)
Total non-cash stock-based compensation included in the consolidated statements of equity	$76,300	$103,031	$68,057

The effect of stock-based compensation expense on income, by financial statement line item, was (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025	2024
Cost of revenue	$4,917	$6,165	$3,553
Research and development	25,562	41,704	27,189
Sales and marketing	22,920	27,470	18,948
General and administrative	29,589	32,640	21,614
Total non-cash stock-based compensation included in the consolidated statements of operations	$82,988	$107,979	$71,304

The following table provides the expected future expense for all of the Company's outstanding equity awards at March 31, 2026, by award type (dollars in thousands).

	For the twelve months ended March 31,
	2027	2028	2029	Total
Stock options	$1,023	$95	$—	$1,118
Restricted stock units	50,941	28,033	4,436	83,410
Habu restricted stock awards	6	—	—	6
Habu acquisition consideration holdback	2,296	—	—	2,296
Employee stock purchase plan	251	—	—	251
Expected future expense	$54,517	$28,128	$4,436	$87,081

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

Stock option activity for the twelve months ended March 31, 2026 was:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(In years)	(In thousands)
Outstanding at March 31, 2025	370,596	$13.20
Exercised	(268,518)	$14.54		$3,948
Forfeited or canceled	(11,468)	$9.61
Outstanding at March 31, 2026	90,610	$9.69	6.6	$1,525
Exercisable at March 31, 2026	52,024	$9.76	6.2	$872

The aggregate intrinsic value for options exercised in the twelve months ended March 31, 2026, 2025, and 2024 was $3.9 million, $3.5 million, and $0.9 million, respectively. The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between LiveRamp’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on March 31, 2026.  This amount changes based upon changes in the fair market value of LiveRamp’s common stock.

A summary of stock options outstanding and exercisable as of March 31, 2026 was:

			Options outstanding			Options exercisable
Range of				Weighted average	Weighted average		Weighted average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$1.20	—	$9.99	88,900	6.7 years	$9.47	50,314	$9.36
$20.00	—	$24.99	1,710	0.3 years	$21.32	1,710	$21.32
			90,610	6.6 years	$9.69	52,024	$9.76

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

Restricted stock share activity for the twelve months ended March 31, 2026 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2025	1,568	$39.48
Vested	(1,408)	$39.48
Unvested restricted stock awards at March 31, 2026	160	$39.48	0.3

The total fair value of restricted stock awards vested during twelve months ended March 31, 2026 and 2025 was $0.0 million and $0.8 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested. No restricted stock awards vested during the twelve months ended March 31, 2024.

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the twelve months ended March 31, 2026, the Company granted time-vesting RSUs covering 2,201,909 shares of common stock and having a fair value at the date of grant of $64.5 million. The RSUs granted in fiscal 2026 will vest over three years. Grant date fair value of these units is equal to the quoted market price for the shares on the date of grant.

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

During the twelve months ended March 31, 2024, in connection with the acquisition of Habu, the Company replaced the unvested outstanding time-vesting RSUs held by Habu employees immediately prior to the acquisition with LiveRamp RSUs covering 410,853 shares of common stock having an acquisition-date fair value of $16.2 million. The replacement RSUs have substantially the same terms and conditions as were applicable under the original RSU agreement. The replacement RSUs vest subject to post-combination service requirements, as the awards were granted in conjunction with the closing of the acquisition. As a result, the acquisition-date fair value is considered future compensation cost and will be recognized as stock-based compensation cost over the vesting period of the replacement RSUs. At March 31, 2026, the replacement RSUs had a remaining weighted-average contractual term of 0.8 years.

RSU activity for the twelve months ended March 31, 2026 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2025	2,985,522	$32.27	1.76
Granted	2,201,909	$29.31
Vested	(1,831,969)	$32.01
Forfeited or canceled	(434,320)	$31.22
Outstanding at March 31, 2026	2,921,142	$30.36	1.89

The total fair value of RSUs vested during the twelve months ended March 31, 2026, 2025, and 2024 was $56.0 million, $83.4 million, and $45.3 million, respectively, and is measured as the quoted market price of the Company's common stock on the vesting date for the number of shares vested.

Performance-based restricted stock units ("PSUs") -

Fiscal 2026 plan:
During the twelve months ended March 31, 2026, the Company granted PSUs covering 520,826 shares of common stock having a fair value at the date of grant of $17.2 million. The grants were made under three separate performance plans.

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

Under the TSR performance plan, units covering 128,953 shares of common stock were granted having a fair value at the date of grant of $5.6 million, determined using a Monte Carlo simulation model. The units vest subject to attainment of market conditions established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2024 to March 31, 2027.

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

Under the TSR performance plan, units covering 199,946 shares of common stock were granted having a fair value at the date of grant of $8.4 million, determined using a Monte Carlo simulation model. The units vest subject to attainment of market conditions established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2023 to March 31, 2026. As of March 31, 2026, 158,486 units, net of forfeitures, remain eligible for award under this plan. The final performance measurement resulted in approximately 94% attainment, or 149,115 shares. The shares are expected to be delivered in the first and third quarters of fiscal 2027 subject to talent and compensation committee approval. The remaining 9,371 units are expected to be canceled at that time.

Under the operating metrics performance plan, units covering 466,550 shares of common stock were granted having a fair value at the date of grant of $12.6 million, which was equal to the quoted market price for the shares on the date of grant. The units vest subject to attainment of performance criteria established by the talent and compensation committee and continuous employment through the vesting date. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2024, 2025, and 2026. As of March 31, 2026, 369,807 units, net of forfeitures, remain eligible for award under this plan. The final performance measurement resulted in approximately 97% attainment, or 358,708 shares. The shares are expected to be delivered in the first and third quarters of fiscal 2027 subject to talent and compensation committee approval. The remaining 11,099 units are expected to be canceled at that time.

PSU activity for the twelve months ended March 31, 2026 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2025	1,395,426	$31.36	1.13
Granted	520,826	$33.07
Vested	(332,745)	$25.87
Forfeited or canceled	(138,432)	$29.42
Outstanding at March 31, 2026	1,445,075	$33.43	1.06

The total fair value of PSUs vested in the twelve months ended March 31, 2026, 2025 and 2024 was $11.1 million, $1.0 million, and $1.5 million, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Other Stock Compensation Activity

Acquisition-related Consideration Holdback

During the twelve months ended March 31, 2024, in connection with the acquisition of Habu, $14.6 million of the acquisition consideration otherwise payable with respect to incentive compensation and shares of Habu common stock held by certain key employees was subject to holdback by the Company pursuant to agreements with those employees (each, a "Holdback Agreement"). Each Holdback Agreement specifies that the consideration holdback will vest in three equal annual increments on the anniversary of the January 31, 2024 closing date, with provisions for accelerated settlement under certain circumstances. Vesting is subject to the Habu key employees' continued employment through each annual vesting date and will be settled in cash, shares of Company common stock, or any combination of cash and Company common stock, at the Company's discretion. Through March 31, 2026, the Company has recognized a total of $12.3 million as stock-based compensation expense related to the Habu consideration holdback. At March 31, 2026, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the consolidated balance sheet was $2.6 million. An accelerated settlement of $2.1 million will occur in the first quarter of fiscal 2027 and the third annual remaining settlement of $2.8 million is expected to occur in the fourth quarter of fiscal 2027.

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

The Company calculates the fair value of the ESPP purchase right using the Black-Scholes option-pricing model. Stock-based compensation expense associated with the ESPP was $1.5 million, $1.7 million and $1.7 million for the twelve months ended March 31, 2026, 2025, and 2024, respectively.

During the twelve months ended March 31, 2026, 166,077 shares of common stock were purchased under the ESPP at a weighted-average price of $25.91 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods. During the twelve months ended March 31, 2025, 187,764 shares of common stock were purchased under the ESPP at a weighted-average price of $26.25 per share, resulting in cash proceeds of $4.9 million over the relevant offering periods. During the twelve months ended March 31, 2024, 216,699 shares of common stock were purchased under the ESPP at a weighted-average price of $19.76 per share, resulting in cash proceeds of $4.3 million over the relevant offering periods.

At March 31, 2026, there was approximately $0.1 million of total unrecognized stock-based compensation expense related to the ESPP, which is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income accumulated balances of $5.6 million and $4.3 million at March 31, 2026 and March 31, 2025, respectively, reflect accumulated foreign currency translation adjustments.

14. INCOME TAX:

Income tax expense (benefit) (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025	2024
Continuing operations	$(46,712)	$25,342	$24,270
Discontinued operations	(1,082)	(2,131)	(2,332)
	$(47,794)	$23,211	$21,938

Income from continuing operations before income taxes (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025	2024
U.S.	$95,114	$18,431	$33,892
Foreign	2,950	4,409	469
Total	$98,064	$22,840	$34,361

Components of income tax expense (benefit) attributable to continuing operations (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025	2024
Current
Federal	$4,986	$20,300	$21,014
Foreign	1,292	480	662
State	3,352	4,869	3,384
	9,630	25,649	25,060
Deferred
Federal	(31,165)	23	(101)
Foreign	(279)	(300)	(387)
State	(24,898)	(30)	(302)
	(56,342)	(307)	(790)
	$(46,712)	$25,342	$24,270

Reconciliation between expected income tax expense at the federal statutory rate and income tax expense (dollars in thousands):

	For the twelve months ended March 31,
	2026		2025		2024
Income tax at federal statutory rate	$20,593	21.0%	$4,797	21.0%	$7,216	21.0%
State and local income taxes, net of federal tax effect	(24,006)	(24.5)%	3,017	13.2%	2,032	5.9%
Foreign tax effects
United Kingdom	65	0.1%	(530)	(2.3)%	(360)	(1.0)%
China	(146)	(0.2)%	(203)	(0.9)%	(383)	(1.1)%
Other	491	0.5%	(178)	(0.8)%	(19)	(0.1)%
Effect of cross-border tax laws	89	0.1%	538	2.4%	(283)	(0.8)%
Research & development tax credit	(4,190)	(4.3)%	(6,030)	(26.4)%	(3,530)	(10.3)%
Changes in valuation allowance	(53,836)	(54.9)%	13,220	57.9%	13,346	38.8%
Nontaxable and nondeductible items
Stock-based compensation	6,691	6.8%	4,056	17.8%	2,013	5.9%
Nondeductible meals & entertainment	714	0.7%	588	2.6%	791	2.3%
Nondeductible goodwill	—	—%	—	—%	991	2.9%
Other nondeductible items	700	0.8%	584	2.5%	359	1.0%
Changes in unrecognized tax benefits	6,123	6.3%	5,483	24.0%	2,097	6.1%
	$(46,712)	(47.6)%	$25,342	111.0%	$24,270	70.6%

State and local income taxes, net of federal benefit, in fiscal 2026 included a $28.9 million state tax benefit from a state valuation allowance release, the majority of which was attributable to California. The remaining state tax expense in fiscal 2026 was $4.8 million, the majority of which was attributable to Pennsylvania, New York, Georgia, Tennessee, and Wisconsin. In fiscal 2025 and 2024, the majority of state tax expense was attributable to New York, Illinois, Pennsylvania, and California.

Cash paid for income taxes, net of refunds (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025	2024
Federal	$1,047	$16,971	$(3,214)
State	2,353	4,986	4,179
Foreign	563	591	1,500
Total from continuing operations	3,963	22,548	2,465
State from discontinued operations	(1,863)	(2,486)	(2,765)
	$2,100	$20,062	$(300)

The One Big Beautiful Bill Act was signed into law on July 4, 2025 as Public Law 119-21 (the "2025 Tax Act"). The 2025 Tax Act includes provisions that allow for the immediate expensing of domestic research and development expenditures, as well as the accelerated deduction of remaining amortized amounts under a transition rule, which significantly reduced federal and state cash paid for income taxes in fiscal 2026.

State and foreign jurisdictions where income taxes paid, net of refunds, exceed 5% of the total (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025	2024
State
Arkansas	$480	$—	$—
Maryland	280	—	518
Pennsylvania	260	—	311
Michigan	230	—	—
Minnesota	210	—	39
Indiana	150	—	—
North Carolina	150	—	—
Tennessee	130	—	—
Kentucky	120	—	—
New Jersey	(209)	—	—
Illinois	—	—	1,057
New York	—	—	898
Other	—	—	577
Arizona	—	—	432
Alabama	—	—	179
Iowa from discontinued operations	(1,863)	—	—
New York from discontinued operations	—	(2,486)	—
Massachusetts from discontinued operations	—	—	(595)
Tennessee from discontinued operations	—	—	(912)
Maryland from discontinued operations	—	—	(1,258)

Foreign
France	516	—	—
India	176	—	—
UK	(298)	—	1,214
Other	—	—	279

Income taxes paid, net of refunds, are not presented if less than 5% of the total. The "Other" amounts in fiscal 2024 include thirteen states and seven foreign jurisdictions where taxes paid, net of refunds, exceeded 5% of the total but did not exceed $0.1 million.

On March 27, 2020, the U.S. enacted The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act included several significant changes and clarifications to existing tax law, including changes to the treatment of net operating losses (“NOLs”). Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of the loss. The Company carried back its fiscal 2021 NOL, resulting in a refund of approximately $29.0 million, which was received during fiscal 2024.

Components of deferred tax assets and liabilities (dollars in thousands):

	March 31,
	2026	2025
Deferred tax assets
Accrued expenses	$5,101	$5,072
Lease liabilities	6,800	8,453
Net operating loss carryforwards	30,683	35,268
Stock-based compensation	7,797	8,734
Nonqualified deferred compensation	3,275	2,788
Tax credit carryforwards	12,800	10,641
Capitalized research and development	26,516	58,556
Other	6,526	2,236
Total deferred tax assets	99,498	131,748
Less valuation allowance	(20,634)	(105,040)
Net deferred tax assets	78,864	26,708
Deferred tax liabilities
Prepaid expenses	(3,733)	(3,546)
Property and equipment	(1,342)	(1,412)
Right-of-use assets	(3,912)	(4,657)
Intangible assets	(1,837)	(4,019)
Deferred commissions	(10,119)	(11,153)
Other	—	(181)
Total deferred tax liabilities	(20,943)	(24,968)
Net deferred tax assets	$57,921	$1,740

At March 31, 2026, the Company has federal net operating loss carryforwards of $19.0 million, state net operating loss carry forwards of $96.4 million, and foreign net operating loss carryforwards of $84.4 million. The federal net operating loss carryforwards do not expire. Of the state net operating loss carryforwards, $13.9 million do not expire and the remainder will expire by fiscal 2056. Of the foreign net operating loss carryforwards, $80.0 million do not expire and the remainder will expire by fiscal 2031. The Company has federal tax credit carryforwards of $4.2 million, which will expire by fiscal 2046. The Company has state tax credit carryforwards of $15.7 million, of which $13.4 million do not expire and the remainder will expire by fiscal 2041.

Deferred tax assets related to capitalized research and development decreased significantly in fiscal 2026 as a result of the 2025 Tax Act’s provisions allowing for the immediate expensing of domestic research and development expenditures.

Management considers whether a valuation allowance is required if it is more likely than not that the tax benefit of some or all of the deferred tax assets will not be realized due to the inability to generate sufficient taxable income.

In fiscal 2026, the tax benefit attributable to changes in federal and state valuation allowance was $53.8 million and $28.9 million, respectively. The valuation allowance release in fiscal 2026 was based on all available evidence, including sustained profitability in recent years, improved expectations of future taxable income, and the absence of significant negative evidence. The remaining valuation allowance of $20.6 million is related to foreign deferred tax assets, which are primarily net operating loss carryforwards not expected to be deducted in jurisdictions with a history of taxable losses. After the federal and state valuation allowance release, it is more likely than not that the tax benefit from all deferred tax assets, net of the foreign valuation allowance, will be realized.

Changes in unrecognized tax benefits (dollars in thousands):

	For the twelve months ended March 31,
	2026	2025	2024
Balance at beginning of fiscal year	$26,418	$22,922	$21,624
Increases related to prior fiscal years	2,720	460	741
Decreases related to prior fiscal years	—	—	(246)
Increases related to current fiscal year	2,048	3,036	1,179
Lapses of statutes of limitation	—	—	(376)
Balance at end of fiscal year	$31,186	$26,418	$22,922

The unrecognized tax benefits at March 31, 2026, if recognized, would reduce income tax expense by $31.2 million. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Accrued interest and penalties related to unrecognized tax benefits was $10.9 million as of March 31, 2026 with an increase of $2.3 million during fiscal 2026.

The Company's federal tax returns prior to fiscal 2019 are no longer subject to examination by the Internal Revenue Service. The Internal Revenue Service is currently examining the federal tax return for fiscal 2019. Fiscal years subject to examination by state and foreign tax authorities vary by jurisdiction.

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

Company contributions for the above plans amounted to approximately $12.4 million, $13.0 million, and $12.1 million in the twelve months ended March 31, 2026, 2025, and 2024, respectively.  Included in both other current assets and other accrued liabilities are the assets and liabilities of the SNQDC Plan in the amount of $16.9 million and $15.9 million at March 31, 2026 and 2025, respectively.

16. SEGMENT AND GEOGRAPHIC INFORMATION:

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

LiveRamp’s CODM regularly reviews significant segment expenses by the nature of the cost: cost of revenue, research and development, sales and marketing, general and administrative, and gains, losses and other items, net. This is consistent with the Company’s presentation on its consolidated statements of operations. Other significant segment expenses within income from operations include depreciation and amortization expenses and stock compensation expenses that are presented in more detail in the consolidated statements of cash flows and in Note 13, "Stockholders' Equity and Stock-Based Compensation", as well as employee-related expenses, excluding stock compensation expenses, which is detailed below (dollars in thousands).

	For the twelve months ended
	March 31,
	2026	2025	2024
Employee-related expenses	$434,514	$468,407	$413,357
Less: stock compensation expenses	(82,988)	(107,979)	(71,304)
Employee-related expenses, net of stock compensation expenses	$351,526	$360,428	$342,053

Other significant segment expenses within net earnings from continuing operations include other income (expense) (primarily interest income and expense), and income tax expense (benefit) that is presented in more detail in the consolidated statements of operations.

Since the Company operates as one operating segment, financial segment information, including significant segment expenses, profit or loss and asset information, can be found in the consolidated financial statements except for interest expense and interest income. Interest expense and interest income are included in total other income, net on the consolidated statements of operations, which is detailed below (dollars in thousands).

	For the twelve months ended
	March 31,
	2026	2025	2024
Interest expense	$(32)	$(167)	$(436)
Interest income	14,822	17,501	24,046
Other non-operating gains (losses)	(192)	102	(653)
Total other income, net	$14,598	$17,436	$22,957

Geographic information

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	For the twelve months ended
	March 31,
	2026	2025	2024
Revenue
United States	$763,188	$704,653	$618,526
Foreign
Europe	41,363	34,308	34,109
Asia-Pacific ("APAC")	6,203	5,208	5,896
Other	2,186	1,411	1,130
All Foreign	49,752	40,927	41,135
	$812,940	$745,580	$659,661

Long-lived assets excluding financial instruments (dollars in thousands):

	March 31, 2026	March 31, 2025
United States	$636,725	$596,396
Foreign
Europe	3,693	6,122
APAC	535	588
Other	83	76
All Foreign	4,311	6,786
	$641,036	$603,182

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at March 31, 2026 and March 31, 2025 that are measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2026
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$34,042	$—	$—	$34,042
Level 1:
Money market funds	345,505	—	—	345,505
Assets of non-qualified retirement plan	—	—	16,870	16,870
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	185	185
Total	$379,547	$7,500	$17,055	$404,102

	March 31, 2025
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$25,402	$—	$—	$25,402
Level 1:
Money market funds	387,929	—	—	387,929
Assets of non-qualified retirement plan	—	—	15,913	15,913
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	446	446
Total	$413,331	$7,500	$16,359	$437,190

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $6.2 million and $3.2 million of strategic investments without readily determinable fair values at March 31, 2026 and March 31, 2025, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the consolidated balance sheets. During the twelve months ended March 31, 2026, the Company recorded $0.1 million in strategic investment impairment charges that is recorded in other expense in the consolidated statement of operations. There were no impairment charges during the twelve months ended March 31, 2025 or 2024.

18. SUBSEQUENT EVENTS:

Pending Merger

On May 16, 2026, the Company entered into the Merger Agreement with Parent, Merger Sub, and, solely for the purpose of Section 10.14 thereto, Publicis, pursuant to which, among other things, at the Effective Time, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a direct wholly owned subsidiary of Parent.

On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.10 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than any (i) Company Common Stock owned by stockholders that have properly perfected their rights of appraisal within the meaning of Section 262 of the Delaware General Corporation Law; (ii) Company Common Stock owned by the Company, Parent or Merger Sub; and (iii) Company Common Stock owned by any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub) or of the Company) will be converted into the right to receive $38.50 in cash, without interest. The Merger is expected to close by the end of calendar year 2026, subject to customary closing conditions including approval by the Company’s stockholders and the receipt of required regulatory approvals.

The consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to: (i) approval of the Merger and the adoption of the Merger Agreement by the Company’s stockholders; (ii) the absence of any law or order making unlawful or restraining, enjoining or otherwise prohibiting consummation of the Merger; (iii) (a) expiration or termination of any applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (b) the receipt of certain non-U.S. antitrust and foreign direct investment approvals and (c) the receipt of the CFIUS Approval (as defined in the Merger Agreement); (iv) the absence of any material adverse effect with respect to the Company; and (v) other customary conditions relating to the accuracy of representations and warranties and performance of covenants.

The Merger Agreement also contains customary representations, warranties and covenants of the Company, Parent and Merger Sub, including, among others, covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time.

If the Merger is consummated, the Company Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, provided that such delisting and termination will not be effective until at or after the Effective Time.