Form 10-Q
period 2026-06-30
LiveRamp Holdings, Inc.
filed 2026-08-05
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of July 31, 2026 was 60,794,982.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
June 30, 2026

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

•statements of the plans and objectives of management for future operations, including, but not limited to, management's confidence in and strategies for performance of the combined businesses following the Merger;

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

Among the factors that may cause actual results and expectations to differ from anticipated results and expectations expressed in such forward-looking statements are the following:

•the risk factors described in Part I, “Item 1A. Risk Factors” included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the Securities and Exchange Commission ("SEC") on May 21, 2026 and in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and those described from time to time in our future reports filed with the SEC;

•the possibility that the closing conditions in the Merger Agreement (as defined below) fail to be satisfied, or the closing of the Merger is delayed or any event, change, or other circumstance occurs that could give rise to the right of one or multiple of the parties to terminate the Merger Agreement;

•the possibility that the Merger does not close when expected or at all because required regulatory, stockholder, or other approvals are not received or satisfied on a timely basis or at all;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	March 31,
	2026	2026
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$363,523	$379,547
Short-term investments	7,500	7,500
Trade accounts receivable, net	216,711	212,977
Refundable income taxes, net	6,179	10,243
Other current assets	41,764	42,874
Total current assets	635,677	653,141

Property and equipment, net of accumulated depreciation and amortization	5,379	5,150
Intangible assets, net	6,417	9,167
Goodwill	502,023	502,067
Deferred commissions, net	39,002	40,727
Deferred income taxes	58,009	57,873
Other assets, net	32,304	26,052
	$1,278,811	$1,294,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$128,654	$129,730
Accrued payroll and related expenses	23,318	55,063
Other accrued expenses	42,000	40,280
Deferred revenue	45,265	39,714
Total current liabilities	239,237	264,787

Other liabilities	62,177	57,411
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	16,315	16,183
Additional paid-in capital	2,152,227	2,129,554
Retained earnings	1,476,825	1,459,310
Accumulated other comprehensive income	5,614	5,640
Treasury stock, at cost	(2,673,584)	(2,638,708)
Total stockholders' equity	977,397	971,979
	$1,278,811	$1,294,177

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended
	June 30,

	2026	2025
Revenues	$213,986	$194,822
Cost of revenue	63,043	58,319
Gross profit	150,943	136,503
Operating expenses
Research and development	37,134	39,608
Sales and marketing	51,934	51,906
General and administrative	35,149	37,345
Gains, losses and other items, net	6,563	423
Total operating expenses	130,780	129,282
Income from operations	20,163	7,221
Total other income, net	3,091	3,709
Income from operations before income taxes	23,254	10,930
Income tax expense	5,739	3,183
Net earnings	$17,515	$7,747

Basic earnings per share	$0.29	$0.12

Diluted earnings per share	$0.28	$0.12

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the three months ended
	June 30,
	2026	2025
Net earnings	$17,515	$7,747
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(26)	1,804
Comprehensive income	$17,489	$9,551

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE MONTHS ENDED JUNE 30, 2026
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended June 30, 2026	of shares	Amount	Capital	earnings	income	of shares	Amount	Equity
Balances at March 31, 2026	161,830,848	$16,183	$2,129,554	$1,459,310	$5,640	(101,280,730)	$(2,638,708)	$971,979
Employee stock awards, benefit plans and other issuances	114,399	11	2,541	—	—	(459,871)	(17,323)	(14,771)
Non-cash stock-based compensation	6,689	1	20,252	—	—	—	—	20,253
Restricted stock units vested	1,200,888	120	(120)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(622,093)	(17,553)	(17,553)
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(26)	—	—	(26)
Net earnings	—	—	—	17,515	—	—	—	17,515
Balances at June 30, 2026	163,152,824	$16,315	$2,152,227	$1,476,825	$5,614	(102,362,694)	$(2,673,584)	$977,397

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

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$17,515	$7,747
Non-cash operating activities:
Depreciation and amortization	3,330	3,389
Loss on disposal or impairment of assets	8	119
Lease-related impairment and restructuring charges	—	274
Gain on sale of strategic investments	—	(14)
Loss (gain) on marketable equity securities	38	(141)
Provision for doubtful accounts	284	1,256
Deferred income taxes	(90)	112
Non-cash stock compensation expense	20,942	25,410
Changes in operating assets and liabilities:
Accounts receivable, net	(4,021)	(34,265)
Deferred commissions	1,725	670
Other assets	2,510	5,284
Accounts payable and other liabilities	(37,255)	(35,861)
Income taxes	6,463	4,482
Deferred revenue	5,567	5,717
Net cash provided by (used in) operating activities	17,016	(15,821)

Cash flows from investing activities:
Capital expenditures	(703)	(336)
Cash paid in acquisitions, net of cash received	—	(595)
Proceeds from sale of strategic investment	—	14
Net cash used in investing activities	(703)	(917)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	2,552	5,920
Shares repurchased for tax withholdings upon vesting of stock-based awards	(17,323)	(10,845)
Acquisition of treasury stock	(17,553)	(29,872)
Net cash used in financing activities	(32,324)	(34,797)
Net cash used in continuing operations	(16,011)	(51,535)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended June 30,
	2026	2025

Effect of exchange rate changes on cash	(13)	1,221

Net change in cash, cash equivalents and restricted cash	(16,024)	(50,314)
Cash, cash equivalents and restricted cash at beginning of period	379,547	413,926
Cash, cash equivalents and restricted cash at end of period	$363,523	$363,612

Supplemental cash flow information:
Cash received for income taxes, net	$(639)	$(1,414)
Cash paid for operating lease liabilities	2,610	2,474
Operating lease assets obtained in exchange for operating lease liabilities	5,715	576
Purchases of property, plant and equipment remaining unpaid at period end	158	189

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“2026 Annual Report”), as filed with the SEC on May 21, 2026.  This Quarterly Report on Form 10-Q and the accompanying condensed consolidated financial statements should be read in connection with the 2026 Annual Report.  The financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2027.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  Actual results could differ from those estimates. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are complex and require management to make judgments and/or significant estimates regarding amounts reported or disclosed in these financial statements.  Additionally, the application of certain of these accounting policies is governed by complex accounting principles and their interpretation.  A discussion of the Company’s significant accounting principles and their application is included in Note 1 of the Notes to Consolidated Financial Statements and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2026 Annual Report.

Accounting Pronouncements Adopted During the Current Year

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
There were no material accounting pronouncements applicable to the Company.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2024-03 Income Statement -Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires more detailed information about the types of expenses included in certain expense captions presented on the condensed consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The new guidance does not change the expense captions on the statements of operations.	The updated standard is effective for us beginning in fiscal 2028. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our condensed consolidated financial statement disclosures.
ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targets Improvements	ASU 2025-06 removes all references to software project development stages and clarifies the recognition threshold entities must meet to begin capitalizing costs.	The updated standard is effective for us beginning in fiscal 2029. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our condensed consolidated financial statement disclosures.
ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements	ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires reporting entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	The updated standard is effective for us beginning in fiscal 2029. Early adoption is permitted.	We are currently evaluating the impact that the updated standard will have on our condensed consolidated financial statement disclosures.

Pending Merger

On May 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MMS USA Holdings, Inc., a Delaware corporation (“Parent”) and a wholly owned subsidiary of Publicis (defined below), Covey Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Parent ("Merger Sub"), and, solely for the purpose of Section 10.14 thereto, Publicis Groupe S.A., a French société anonyme ("Publicis"), pursuant to which, among other things, at the effective time of the merger (the "Effective Time"), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Parent.

As set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.10 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than any (i) Company common stock owned by stockholders that have properly perfected their rights of appraisal within the meaning of Section 262 of the Delaware General Corporation Law; (ii) Company common stock owned by the Company, Parent or Merger Sub; and (iii) Company common stock owned by any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub) or of the Company) will be converted into the right to receive $38.50 in cash, without interest (the "Merger Consideration"). The Merger is expected to close by the end of calendar year 2026, subject to customary closing conditions, including approval by the Company’s stockholders at the August 2026 special stockholders' meeting and the receipt of required regulatory approvals.

For the three months ended June 30, 2026, the Company recorded $6.5 million in acquisition-related charges, consisting of legal and professional services fees, which were recorded within gains, losses and other, net.

If the Merger is consummated, the Company common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

2. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the three months ended
	June 30,
	2026	2025
Basic earnings per share:
Net earnings	$17,515	$7,747

Basic weighted-average shares outstanding	60,506	65,448
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method	1,340	1,283
Diluted weighted-average shares outstanding	61,846	66,731

Basic earnings per share:
Basic earnings per share:	$0.29	$0.12

Diluted earnings per share:
Diluted earnings per share:	$0.28	$0.12

Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	654	1,595

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

During the three months ended June 30, 2026, the Company repurchased 0.6 million shares of its common stock for $17.6 million under the common stock repurchase program. Through June 30, 2026, the Company had repurchased a total of 49.2 million shares of its common stock for $1.3 billion under the program, leaving remaining capacity of $244.2 million. In accordance with the Merger Agreement, the Company has paused repurchases under its stock repurchase program through the completion of the Merger.

Accumulated foreign currency translation adjustments accounted for the $5.6 million accumulated other comprehensive income balance at both June 30, 2026 and March 31, 2026.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the three months ended June 30,
Primary Geographical Markets	2026	2025
United States	$200,990	$184,276
Europe	10,957	8,893
Asia-Pacific ("APAC")	1,687	1,296
Other	352	357
	$213,986	$194,822

Major Offerings/Services
Subscription	$160,382	$148,375
Marketplace and Other	53,604	46,447
	$213,986	$194,822

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $684.9 million as of June 30, 2026, of which $482.2 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by December 31, 2032.

4. LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	June 30, 2026	March 31, 2026
Right-of-use assets included in other assets, net	$20,583	$16,159
Short-term lease liabilities included in other accrued expenses	$10,779	$9,667
Long-term lease liabilities included in other liabilities	$22,339	$19,898

Supplemental balance sheet information:
Weighted average remaining lease term	3.6 years	3.5 years
Weighted average discount rate	5.7%	5.5%

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

The components of lease cost, net for the three months ended June 30, 2026 and 2025, respectively, were as follows (dollars in thousands):

	For the three months ended June 30,
	2026	2025
Operating lease costs	$2,100	$1,884
Operating sublease income	511	456
Total leases costs, net	$1,589	$1,428

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less) as of June 30, 2026. The amount for fiscal 2027 represents the remaining nine months ending March 31, 2027. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal year:	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
2027	$8,365	$(1,555)	6,810
2028	10,722	(2,364)	8,358
2029	10,369	(2,289)	8,080
2030	3,993	(189)	3,804
2031	3,181	—	3,181
Thereafter	219	—	219
Total undiscounted lease payments	36,849	(6,397)	30,452
Less: Interest and short-term leases	3,731	(651)	3,080
Total discounted operating lease liabilities	$33,118	$(5,746)	$27,372

5. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 54.0 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At June 30, 2026, there were a total of 5.9 million shares available for future grants under the plans.

During the quarter ended June 30, 2026, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the 2005 Plan by 2.5 million shares. The amendment is subject to stockholder approval at the August 2026 special stockholders' meeting, held in lieu of an annual stockholders' meeting. The amendment, if approved, would increase the 2005 Plan shares from 51.4 million shares at March 31, 2026 to 53.9 million shares beginning in the quarter ending September 30, 2026 and increase the total number of shares reserved for issuance since inception of all plans from 54.0 million shares at March 31, 2026 to 56.5 million shares beginning in the quarter ending September 30, 2026.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the three months ended June 30, 2026 and 2025, by award type, was (dollars in thousands):

	For the three months ended
	June 30,
	2026	2025
Stock options	$299	$705
Restricted stock units, time-vesting	13,197	17,817
Restricted stock units, performance-based	6,260	4,933
Habu restricted stock awards	4	25
Habu acquisition consideration holdback	689	1,219
Employee stock purchase plan	235	398
Directors stock-based compensation	258	313
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	20,942	25,410
Less expense related to liability-based equity awards	(689)	(1,210)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$20,253	$24,200

The effect of stock-based compensation expense on operations, by financial statement line item, was (dollars in thousands):

	For the three months ended
	June 30,
	2026	2025
Cost of revenue	$1,097	$1,541
Research and development	5,829	8,332
Sales and marketing	3,975	6,014
General and administrative	10,041	9,523
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$20,942	$25,410

The following table provides the expected future expense for all of the Company's outstanding equity awards at June 30, 2026, by award type. The amount for fiscal 2027 represents the remaining nine months ending March 31, 2027. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2027	2028	2029	2030	Total
Stock options	$640	$95	$—	$—	$735
Restricted stock units	53,175	49,145	24,955	2,276	129,551
Habu acquisition consideration holdback	1,607	—	—	—	1,607
Expected future expense	$55,422	$49,240	$24,955	$2,276	$131,893

Stock Options Activity

Stock options activity for the three months ended June 30, 2026 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2026	90,610	$9.69
Exercised	(20,317)	$10.03		$556
Forfeited or canceled	(3,736)	$12.67
Outstanding at June 30, 2026	66,557	$9.42	6.4	$1,878
Exercisable at June 30, 2026	41,384	$9.31	6.2	$1,172

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on June 30, 2026. This amount changes based upon changes in the fair market value of the Company's common stock.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding stock option will be converted into a restricted cash award in an amount equal to (i) the excess of the Merger Consideration over the exercise price of such stock option multiplied by (ii) the number of shares of Company common stock subject to such stock option. The restricted cash award will otherwise be subject to the same terms and conditions as applicable before the Effective Time but will vest in full following certain qualifying terminations of employment that occur prior to the 24-month anniversary of the Effective Time in accordance with the Merger Agreement.

A summary of stock options outstanding and exercisable as of June 30, 2026 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$1.20	—	$9.99	66,557	6.4 years	$9.42	41,384	$9.31
			66,557	6.4 years	$9.42	41,384	$9.31

Habu Restricted Stock Awards

Habu restricted stock share activity for the three months ended June 30, 2026 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2026	160	$39.48	0.3
Vested	(106)	$39.48
Forfeited or canceled	(54)	$39.48
Unvested restricted stock awards at June 30, 2026	—	$—	0.0

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the three months ended June 30, 2026, the Company granted time-vesting RSUs covering 1,306,908 shares of common stock and having a fair value at the date of grant of $49.4 million. The RSUs granted in the current year will vest over three years. At the May 15, 2026 grant date, the Company was in possession of material non-public information regarding the Merger announced on May 17, 2026 (see further detail in Note 1). In accordance with the fair value measurement objective of ASC Topic 718 and SEC Staff Accounting Bulletin No. 120, the Company concluded that the closing market price of its common stock on the grant date ($29.66 per share) did not reflect this material non-public information and was therefore not a representative estimate for the underlying share price for valuation purposes. Consequently, to incorporate the impact of the material non-public information, the fair value of these awards was determined using the closing market price on May 18, 2026 ($37.77 per share), the first trading day following the Merger announcement.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding RSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such RSU and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

RSU activity for the three months ended June 30, 2026 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2026	2,921,142	$30.36	1.89
Granted	1,306,908	$37.77
Vested	(768,308)	$30.33
Forfeited or canceled	(144,008)	$32.47
Outstanding at June 30, 2026	3,315,734	$33.20	2.15

The total fair value of RSUs vested during the three months ended June 30, 2026 was $28.9 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs")

Fiscal 2027 plan:
During the three months ended June 30, 2026, the Company granted PSUs covering 345,123 shares of common stock having a fair value at the date of grant of $15.3 million. The grants were made under two separate performance plans.

Under the total shareholder return ("TSR") performance plan, units covering 103,536 shares of common stock were granted having a fair value at the date of grant of $6.2 million, determined using a Monte Carlo simulation model. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2026 to March 31, 2029. These awards were granted on May 15, 2026. At the May 15, 2026 grant date, the Company was in possession of material non-public information regarding the Merger announced on May 17, 2026 (see further detail in Note 1). In accordance with the fair value measurement objective of ASC Topic 718 and SEC Staff Accounting Bulletin No. 120, the Company concluded that the closing market price of its common stock on the grant date ($29.66 per share) did not reflect this material non-public information and was therefore not a representative input for valuation purposes. Consequently, to incorporate the impact of the material non-public information, the Company used the closing market price on May 18, 2026 ($37.77 per share), the first trading day following the Merger announcement, as the stock price input in the Monte Carlo simulation model.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2027 TSR PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the target level of performance and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions will cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Under the operating metrics performance plan, units covering 241,587 shares of common stock were granted having a fair value at the date of grant of $9.1 million. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2027, 2028, and 2029. At the May 15, 2026 grant date, the Company was in possession of material non-public information regarding the Merger announced on May 17, 2026 (see further detail in Note 1). In accordance with the fair value measurement objective of ASC Topic 718 and SEC Staff Accounting Bulletin No. 120, the Company concluded that the closing market price of its common stock on the grant date ($29.66 per share) did not reflect this material non-public information and was therefore not a representative estimate for the underlying share price for valuation purposes. Consequently, to incorporate the impact of the material non-public information, the fair value of these awards was determined using the closing market price on May 18, 2026 ($37.77 per share), the first trading day following the Merger announcement.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2027 operating metrics PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the target level of performance and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions will cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Fiscal 2026 plan:
Units under the Company's fiscal 2026 TSR performance plan, net of forfeitures, covering 143,025 shares of common stock will reach maturity of their relevant performance period at March 31, 2028. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2025 to March 31, 2028.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2026 TSR PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the greater of the target level and the actual level of performance through the Effective Time and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions will cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Units under the Company's fiscal 2026 operating metrics performance plan, net of forfeitures, covering 333,730 shares of common stock will reach maturity of their relevant performance period at March 31, 2028. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2026, 2027, and 2028.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2026 operating metrics PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at 139% of the target level of performance and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions will cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Units under the Company's fiscal 2026 international operating metrics performance plan, net of forfeitures, covering 6,491 shares of common stock will reach maturity of their relevant performance period at March 31, 2027. The units are subject to vesting or forfeiture, 100% or 0%, respectively, based on the attainment of a performance target at the end of the performance period that is based on international operating income metrics for fiscal 2027.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2026 international operating metrics PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the target level of performance and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions will cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Fiscal 2025 plan:
Units under the Company's fiscal 2025 TSR performance plan, net of forfeitures, covering 102,194 shares of common stock will reach maturity of their relevant performance period at March 31, 2027. The units may vest in a number of shares from 0% to 200% of the award, based on the TSR of LiveRamp common stock compared to the TSR of the Russell 2000 market index for the period from April 1, 2024 to March 31, 2027.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2025 TSR PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the greater of the target level and the actual level of performance through the Effective Time and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions will cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Units under the Company's fiscal 2025 operating metrics performance plan, net of forfeitures, covering 238,462 shares of common stock will reach maturity of their relevant performance period at March 31, 2027. The units may vest in a number of shares from 0% to 200% of the award, at the end of the performance period, based on the average attainment of annual revenue growth and EBITDA margin targets for fiscal years 2025, 2026, and 2027.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2025 operating metrics PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at 128% of the target level of performance and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions will cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Units under the Company's fiscal 2025 international operating metrics performance plan, net of forfeitures, covering 23,772 shares of common stock will reach maturity of their relevant performance period at March 31, 2027. The units are subject to vesting or forfeiture, 100% or 0%, respectively, based on the attainment of a performance target at the end of the performance period that is based on international operating income metrics for fiscal 2027.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2025 international operating metrics PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the target level of performance and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions will cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Fiscal 2024 plan:

Units under the Company's fiscal 2024 TSR performance plan covering 158,486 shares of common stock were subject to a performance period that ended on March 31, 2026. Final performance attainment was approximately 94%, resulting in 149,115 earned shares, while the remaining 9,371 units were canceled. During the quarter ended June 30, 2026, following approval by the talent and compensation committee, 117,507 shares were released. The remaining 31,608 earned units remain subject to continued time-based service vesting conditions as of June 30, 2026, and are expected to be released in the quarter ending December 31, 2026, subject to continuous employment through the vesting date.

Units under the Company's fiscal 2024 operating metrics performance plan covering 369,807 shares of common stock were subject to a performance period that ended on March 31, 2026. Final performance attainment was approximately 97%, or 358,708 shares, while the remaining 11,099 units were canceled. During the quarter ended June 30, 2026, following approval by the talent and compensation committee, 282,673 shares were released. The remaining 76,035 earned units remain subject to continued time-based service vesting conditions as of June 30, 2026, and are expected to be released in the quarter ending December 31, 2026, subject to continuous employment through the vesting date.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2024 PSU will be converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU and (ii) the Merger Consideration. Each restricted cash award will remain subject to the same terms and conditions applicable prior to the Effective Time. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

PSU activity for the three months ended June 30, 2026 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2026	1,445,075	$33.43	1.06
Granted	345,123	$44.28
Vested	(432,580)	$29.56
Forfeited or canceled	(57,178)	$35.28
Outstanding at June 30, 2026	1,300,440	$37.51	1.64

The total fair value of PSUs vested in the three months ended June 30, 2026 was $16.3 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Board of Directors stock compensation

Under the Company's equity compensation plans, non-employee directors may receive a portion of their fees for director services provided in the form of Company stock grants. The Company issued stock grants to non-employee directors covering 6,689 and 10,522 shares of Company stock for the portion of director compensation paid in shares during the three months ended June 30, 2026, and 2025, respectively.

Acquisition-related Consideration Holdback

Through June 30, 2026 and since consummation of the acquisition, the Company has recognized a total of $13.0 million as stock-based compensation expense related to the Habu consideration holdback. At June 30, 2026, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $1.1 million. The third and final annual settlement of $2.8 million is expected to occur in the fourth quarter of fiscal 2027.

Qualified Employee Stock Purchase Plan ("ESPP")

During the three months ended June 30, 2026, 97,927 shares of common stock were purchased under the ESPP at a weighted-average price of $24.37 per share, resulting in cash proceeds of $2.4 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.2 million for the three months ended June 30, 2026. Under the terms of the Merger Agreement, the Company is restricted from issuing additional capital stock or other equity securities, including issuances related to the sale of stock under the Company's ESPP. As a result, participation in the Company's ESPP has been suspended until the closing of the Merger or termination of the Merger Agreement.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	June 30, 2026	March 31, 2026
Prepaid expenses and other	$22,844	$26,004
Assets of non-qualified retirement plan	18,920	16,870
Other current assets	$41,764	$42,874

Other noncurrent assets consist of the following (dollars in thousands):

	June 30, 2026	March 31, 2026
Right-of-use assets (see Note 4)	20,583	16,159
Deposits	2,820	2,200
Strategic investments	6,220	6,220
Other miscellaneous noncurrent assets	2,681	1,473
Other assets, net	$32,304	$26,052

7. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	June 30, 2026	March 31, 2026
Leasehold improvements	$14,610	$14,591
Data processing equipment	4,859	4,635
Office furniture and other equipment	4,204	4,170
	23,673	23,396
Less accumulated depreciation and amortization	(18,294)	(18,246)
Property and equipment, net of accumulated depreciation and amortization	$5,379	$5,150

Depreciation expense on property and equipment was $0.6 million for each of the three months ended June 30, 2026 and 2025.

8. GOODWILL:

Changes in goodwill for the three months ended June 30, 2026 were as follows (dollars in thousands):

Total
Balance at March 31, 2026	$502,067
Change in foreign currency translation adjustment	(44)
Balance at June 30, 2026	$502,023

Goodwill by geography as of June 30, 2026 was:

Total
U.S.	$502,023

9. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, and trade names. Intangible assets are summarized as follows (dollars in thousands):

	June 30, 2026	March 31, 2026
Developed technology, gross	$30,000	$30,000
Accumulated amortization	(24,166)	(21,666)
Net developed technology	$5,834	$8,334

Customer relationship/trade name, gross	$3,500	$3,500
Accumulated amortization	(2,917)	(2,667)
Net customer relationship/trade name	$583	$833

Total intangible assets, gross	$33,500	$33,500
Total accumulated amortization	(27,083)	(24,333)
Total intangible assets, net	$6,417	$9,167

Total amortization expense related to intangible assets was $2.8 million for each of the three months ended June 30, 2026 and 2025.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2027 represents the remaining nine months ending March 31, 2027 (dollars in thousands).

Fiscal Year:	Amount
2027	$6,417

10. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	June 30, 2026	March 31, 2026
Liabilities of non-qualified retirement plan	$18,920	$16,870
Short-term lease liabilities (see Note 4)	10,779	9,667
Habu consideration holdback (see Note 5)	1,148	2,585
Other miscellaneous accrued expenses	11,153	11,158
Other accrued expenses	$42,000	$40,280

11. OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	June 30, 2026	March 31, 2026
Uncertain tax positions	$38,448	$36,049
Long-term lease liabilities (see Note 4)	22,339	19,898
Lease restructuring accruals and related sublease deposits	572	646
Other	818	818
Other liabilities	$62,177	$57,411

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the three months ended June 30, 2026	$7,688	$284	$—	$(746)	$7,226

13. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, ROU asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the three months ended June 30, 2026. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statements of operations. The reserve balances are included in accrued payroll and related expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2026	$4,261	$646	$4,907
Restructuring charges and adjustments	56	(22)	34
Payments	(3,945)	(52)	(3,997)
Balances at June 30, 2026	$372	$572	$944

Employee-related Restructuring Plans
During the three months ended June 30, 2026, the Company recorded a total of $0.1 million in employee-related restructuring charges and adjustments. The expense reflects $0.1 million of adjustments to the fiscal 2026 employee-related restructuring plans in the United States and Europe.

During the twelve months ended March 31, 2026, the Company recorded a total of $4.8 million in employee-related restructuring charges and adjustments. The expense included $4.6 million of severance charges in the United States and Europe and $0.1 million of adjustments to the fiscal 2025 employee-related restructuring plans in the United States and Europe. Of the fiscal 2026 employee-related restructuring plans, $0.3 million remained accrued as of June 30, 2026 and is expected to be paid during fiscal 2027.

During the twelve months ended March 31, 2025, the Company recorded a total of $7.9 million in employee-related restructuring charges and adjustments. The expense included $7.7 million of severance and other employee-related charges in the United States, Europe, and APAC, and $0.2 million in adjustments to the fiscal 2021 and fiscal 2024 employee-related restructuring plans for employees in the United States and APAC. Of the fiscal 2025 employee-related restructuring plans, $0.1 million remained accrued as of June 30, 2026 and is expected to be paid during fiscal 2027.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in combined impairment charges totaling $26.5 million during the twelve months ended March 31, 2024 and March 31, 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.0 million in combined lease-related restructuring charges and adjustments during fiscal years 2023 through 2026 that covered other obligations related to the leased office spaces in San Francisco and Phoenix. As of June 30, 2026, $0.6 million remains accrued and will be satisfied over the remainder of the San Francisco lease terms, which continue through April 2029.

Acquisition Plans

For the three months ended June 30, 2026, the Company recorded a total of $6.5 million in charges related to the Merger Agreement.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	For the three months ended June 30,
	2026	2025
Employee-related restructuring plan charges	$56	$149
Lease-related restructuring plan charges and adjustments	(22)	274
Acquisition related costs	6,529	—
	$6,563	$423

14. COMMITMENTS AND CONTINGENCIES:

Legal Matters

On January 24, 2025, a purported class action styled Riganian et al v. LiveRamp Holdings, Inc. and LiveRamp, Inc. (Case No. 4:25-cv-824-JST) was filed in the United States District Court for the Northern District of California against the Company and LiveRamp, Inc., alleging claims based on the California Constitution, the common law protections against intrusion upon seclusion, the California Invasion of Privacy Act, the Federal Wiretap Act and unjust enrichment. The lawsuit seeks certification of classes of California and national consumers, unspecified monetary damages, costs and attorneys’ fees and other relief (including injunctive and declaratory relief). Discovery has begun, and it is anticipated that class certification issues will be determined in early 2027. The Company intends to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

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

Commitments

The following table presents the Company’s purchase commitments at June 30, 2026.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $38.4 million as the Company is not able to predict the periods in which the payments will be made. The amount for fiscal 2027 represents the remaining nine months ending March 31, 2027. All other periods represent the full fiscal years ending March 31 (dollars in thousands):

	For the years ending:
	2027	2028	2029	Total
Purchase commitments	$25,742	$17,523	$8,070	$51,335

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15. INCOME TAX:

Income tax expense for interim periods is determined using an estimated annual effective tax rate applied to year-to-date income, adjusted for discrete items recognized in the period. The effective tax rates for the three months ended June 30, 2026, and June 30, 2025, were 24.7% and 29.1%, respectively. The decrease was primarily due to changes in valuation allowance and unrecognized tax benefits, partially offset by nondeductible stock-based compensation.

In the fourth quarter of fiscal 2026, a federal and state valuation allowance release was recorded based on all available evidence, including sustained profitability in recent years, improved expectations of future taxable income, and the absence of significant negative evidence.

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

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Our CODM uses net income (loss), among other measures, for budgeting and resource allocation purposes on a consolidated basis. There are no differences in segmentation, the nature of significant expenses, the measure of segment assets or the basis of measurement of segment profit and loss, which is consolidated net income, as compared to the disclosures in the 2026 Annual Report.

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

	For the three months ended
	June 30,
	2026	2025
Employee-related expenses	$109,988	$113,381
Less: stock compensation expenses	(20,942)	(25,410)
Employee-related expenses, net of stock compensation expenses	$89,046	$87,971

Other significant segment expenses within net earnings include other income (expense) (primarily interest income and expense), and income tax expense that is presented in more detail in the condensed consolidated statements of operations.

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

	For the three months ended
	June 30,
	2026	2025
Interest expense	$—	$(22)
Interest income	3,094	4,083
Other non-operating losses	(3)	(352)
Total other income, net	$3,091	$3,709

Geographic Information

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	For the three months ended
	June 30,
	2026	2025
Revenue
United States	$200,990	$184,276
Foreign
Europe	10,957	8,893
Asia-Pacific ("APAC")	1,687	1,296
Other	352	357
All Foreign	12,996	10,546
	$213,986	$194,822

Long-lived assets excluding financial instruments (dollars in thousands):

	June 30, 2026	March 31, 2026
United States	$639,053	$636,725
Foreign
Europe	3,511	3,693
APAC	487	535
Other	83	83
All Foreign	4,081	4,311
	$643,134	$641,036

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at June 30, 2026 and March 31, 2026 that are measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2026
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$34,697	$—	$—	$34,697
Level 1:
Money market funds	328,826	—	—	328,826
Assets of non-qualified retirement plan	—	—	18,920	18,920
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	147	147
Total	$363,523	$7,500	$19,067	$390,090

	March 31, 2026
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$34,042	$—	$—	$34,042
Level 1:
Money market funds	345,505	—	—	345,505
Assets of non-qualified retirement plan	—	—	16,870	16,870
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	185	185
Total	$379,547	$7,500	$17,055	$404,102

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $6.2 million and $6.2 million of strategic investments without readily determinable fair values at June 30, 2026 and March 31, 2026, respectively (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. The Company recorded $0.1 million in strategic investment impairment charges that is recorded in other expense in the condensed consolidated statement of operations during the three months ended June 30, 2025. There were no impairment charges during the three months ended June 30, 2026.

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

Pending Merger

On May 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MMS USA Holdings, Inc., a Delaware corporation (“Parent”) and a wholly owned subsidiary of Publicis (defined below), Covey Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Parent ("Merger Sub"), and, solely for the purpose of Section 10.14 thereto, Publicis Groupe S.A., a French société anonyme ("Publicis"), pursuant to which, among other things, at the effective time of the merger (the "Effective Time"), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Parent.

As set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.10 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than any (i) Company common stock owned by stockholders that have properly perfected their rights of appraisal within the meaning of Section 262 of the Delaware General Corporation Law; (ii) Company common stock owned by the Company, Parent or Merger Sub; and (iii) Company common stock owned by any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub) or of the Company) will be converted into the right to receive $38.50 in cash, without interest. The Merger is expected to close by the end of calendar year 2026, subject to customary closing conditions, including approval by the Company’s stockholders at the August 2026 special stockholders' meeting and the receipt of required regulatory approvals.

For the three months ended June 30, 2026, the Company recorded $6.5 million in acquisition-related charges, consisting of legal and professional services fees, which were recorded within gains, losses and other, net.

If the Merger is consummated, the Company common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

Additional information about the Merger Agreement and the Merger is set forth in the Company’s Definitive Proxy Statement on Schedule 14A that was filed with the Securities and Exchange Commission ("SEC") on July 6, 2026.

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

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Under ASC 280 Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by our CODM. Our CODM uses net income (loss), among other measures, for budgeting and resource allocation purposes on a consolidated basis. Consolidated net income (loss) on the condensed consolidated statements of operations is the measure of financial profit and loss most closely aligned with Generally Accepted Accounting Principles ("GAAP") that is used by the CODM to assess performance against the Company’s annual financial plans as well as to allocate resources, such as decisions regarding headcount goals, significant contracts, internal investments and other items. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 845 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Summary Results and Notable Events

A financial summary of the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is presented below:
•Revenues were $214.0 million, a 9.8% increase from $194.8 million.
•Cost of revenue was $63.0 million, an 8.1% increase from $58.3 million.
•Gross margin was 70.5%, an increase from 70.1%.
•Total operating expenses were $130.8 million, a 1.2% increase from $129.3 million.
•Cost of revenue and operating expenses for the three months ended June 30, 2026 and 2025 included the following items:
◦Non-cash stock compensation of $20.9 million and $25.4 million, respectively (cost of revenue of $1.1 million and $1.5 million, respectively, and operating expenses of $19.8 million and $23.9 million, respectively)
◦Purchased intangible asset amortization of $2.8 million and $2.8 million, respectively (cost of revenue)
◦Restructuring and other charges of $6.6 million and $0.4 million, respectively (operating expenses)
•Total other income, net was $3.1 million, a decrease of $0.6 million from $3.7 million.
•Net earnings were $17.5 million, or $0.28 per diluted share, compared to net earnings of $7.7 million, or $0.12 per diluted share.
•Net cash provided by operating activities was $17.0 million compared to net cash used in operating activities of $15.8 million.
•The Company repurchased 0.6 million shares of its common stock for $17.6 million compared to 1.1 million shares for $29.9 million under the Company's common stock repurchase program.
As part of the Company’s multi-year global workforce strategy, we completed the wind down of our arrangement with a third-party service provider in India, onboarded certain roles previously performed by the service provider and opened our new office in in Hyderabad, India. As a result, as of July 1, 2026, headcount increased by approximately 180 employees, bringing total headcount in India to approximately 265 employees as of such date.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this Quarterly Report on Form 10-Q.

Key Performance Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate revenue growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The data below is presented in millions, except for percentages.

			% Change
	June 30, 2026	June 30, 2025	June 30, 2026 from June 30, 2025	June 30, 2025 from June 30, 2024

Subscription net retention	103%	104%	(1)%	(1)%
Annualized recurring revenue	$539	$502	7%	5%
Remaining performance obligation	$685	$690	(1)%	29%
Current remaining performance obligation	$482	$451	7%	14%

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

SNR was 103%, reflecting an increase in fixed revenue and a more modest increase in variable revenue. SNR at June 30, 2026 compared to June 30, 2025 decreased 1% as a result of lower contribution from variable revenue.

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

Our ARR growth of 7% was attributed to both new customer revenue and net growth (upsell revenue less downsell and churn) in existing customer revenue.

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

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended
	June 30,
			%
	2026	2025	Change
Revenues	$213,986	$194,822	10
Cost of revenue	63,043	58,319	8
Gross profit	150,943	136,503	11
Total operating expenses	130,780	129,282	1
Income from operations	20,163	7,221	179
Total other income, net	3,091	3,709	(17)
Income tax expense	5,739	3,183	80
Net earnings from continuing operations	$17,515	$7,747	126
Diluted earnings per share from continuing operations	$0.28	$0.12	144

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2026	2025	Change
Revenues:
Subscription	$160,382	$148,375	8
Marketplace and Other	53,604	46,447	15
Total revenues	$213,986	$194,822	10

Total revenues were $214.0 million for the three months ended June 30, 2026, a $19.2 million, or 9.8%, increase compared to the same period a year ago. The increase was due to revenue growth in both Subscription and Marketplace and Other. The Subscription revenue growth was $12.0 million, or 8.1%, primarily due to upsell to existing customers and higher variable revenue. The Marketplace and Other revenue growth was $7.2 million, or 15.4%, primarily due to Data Marketplace and other transactional growth. On a geographic basis, U.S. revenue increased $16.7 million, or 9.1%. International revenue increased $2.5 million, or 23.2%. The differences in exchange rates in the current year compared to those in the prior year favorably impacted international revenue growth by approximately 2 percentage points.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2026	2025	Change
Cost of revenue	$63,043	$58,319	8
Gross profit	$150,943	$136,503	11
Gross margin (%)	70.5%	70.1%	1

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security, product operations and professional services functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $63.0 million for the three months ended June 30, 2026, a $4.7 million, or 8.1%, increase from the same period a year ago. Gross profit increased to $150.9 million (70.5% gross margin) from $136.5 million (70.1% gross margin) in the prior period due to the revenue increase of $19.2 million, offset partially by an increase in cloud infrastructure costs (increased $6.0 million) driven by increased customer usage and platform migration costs. U.S. gross margins decreased to 70.1% from 70.6%, and International gross margins increased to 77.5% from 60.5%.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended
	June 30,
			%
	2026	2025	Change
Operating expenses:
Research and development	$37,134	$39,608	(6)
Sales and marketing	51,934	51,906	—
General and administrative	35,149	37,345	(6)
Gains, losses and other items, net	6,563	423	N/A
Total operating expenses	$130,780	$129,282	1

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $37.1 million for the three months ended June 30, 2026, a decrease of $2.5 million, or 6.2%, compared to the same period a year ago, and are 17.4% of total revenues compared to 20.3% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $2.5 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $51.9 million for the three months ended June 30, 2026, staying flat compared to the same period a year ago, and are 24.3% of total revenues compared to 26.6% in the prior year. Changes within S&M expenses compared to the prior year were primarily in third-party marketing and event expenses (increased $1.5 million) and headcount-related expenses (increased $1.1 million), and professional services (increased $0.4 million), offset by stock-based compensation expense (decreased $2.0 million) and bad debt expenses (decreased $1.0 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $35.1 million for the three months ended June 30, 2026, a decrease of $2.2 million, or 5.9%, compared to the same period a year ago, and are 16.4% of total revenues compared to 19.2% in the prior year. The decrease is primarily due to professional services expenses (decreased $3.3 million) largely related to a decrease in litigation costs associated with the class action lawsuit and fees in support of strategic corporate initiatives, offset partially by stock-based compensation expense (increased $0.5 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $6.6 million for the three months ended June 30, 2026, an increase of $6.1 million compared to the same period a year ago. The current year relates primarily to acquisition-related costs associated with the Merger. The prior year relates primarily to adjustments to previous lease restructuring reserves.

Income from Operations and Operating Margin

Income from operations was $20.2 million for the three months ended June 30, 2026 compared to income from operations of $7.2 million in the same period a year ago. Operating margin was 9.4% compared to 3.7% in the same period a year ago. Margins in the current year were positively impacted by the increase in gross profit.

Total Other Income

Total other income, net was $3.1 million for the three months ended June 30, 2026 compared to $3.7 million in the same period a year ago. The decrease is primarily attributable to lower interest rates.

Income Taxes

Income tax expense was $5.7 million on income from continuing operations before income taxes of $23.3 million for the three months ended June 30, 2026, resulting in a 24.7% effective tax rate. This compares to income tax expense of $3.2 million on income from continuing operations before income taxes of $10.9 million, or a 29.1% effective tax rate in the same period a year ago. The decrease in the effective tax rate was primarily driven by changes in valuation allowance and unrecognized tax benefits, partially offset by nondeductible stock-based compensation.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At June 30, 2026, approximately $24.1 million of the total cash balance of $363.5 million, or approximately 6.6%, was located outside of the United States.

Trade accounts receivable, net balances were $216.7 million at June 30, 2026, an increase of $3.7 million, compared to $213.0 million at March 31, 2026. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 92 days at June 30, 2026, compared to 93 days at March 31, 2026. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized as revenue on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2026, DSO at June 30, 2026 was not impacted due to Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at June 30, 2026 totaled $396.4 million, a $8.1 million increase when compared to $388.4 million at March 31, 2026.

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

Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. We have agreed that we may not take, commit or agree to do certain actions without Parent’s consent, including, but not limited to, entering into material transactions other than in the ordinary course of business, disposing of material assets, making capital expenditures in excess of the amounts specified in the Merger Agreement, issuing additional capital stock or other equity securities, repurchasing capital stock except in satisfaction of tax withholding on vesting of restricted awards or for exercise price of stock options, or incurring indebtedness. We do not believe these restrictions will prevent us from meeting our ongoing operating and working capital needs or capital expenditure requirements.

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the three months ended
	June 30,
	2026	2025

Net cash provided by (used in) operating activities	$17,016	$(15,821)
Net cash used in investing activities	$(703)	$(917)
Net cash used in financing activities	$(32,324)	$(34,797)

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

Net cash provided by operating activities for the three months ended June 30, 2026 was $17.0 million and resulted primarily from operating results adjusted for non-cash items of $42.0 million offset by changes in operating assets and liabilities of $25.0 million. Net cash used due to changes in operating assets and liabilities was primarily related to decrease in accounts payable and other liabilities of $37.3 million, partially offset by an increase in deferred revenue of $5.7 million and income taxes payable of $4.5 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation awards for fiscal 2026 and the timing of payments to suppliers.

Net cash used in operating activities for the three months ended June 30, 2025 was $15.8 million and resulted primarily from operating results adjusted for non-cash items of $38.2 million offset by changes in operating assets and liabilities of $54.0 million. Net cash used by changes in operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $35.9 million and an increase in accounts receivable of $34.3 million, partially offset by an increase in deferred revenue of $5.7 million and income taxes payable of $4.5 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation awards for fiscal year 2025 and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

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

Net cash used in investing activities for the three months ended June 30, 2026 was $0.7 million and consisted of capital expenditures.

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

Net cash used in financing activities for the three months ended June 30, 2026 was $32.3 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $17.6 million (0.6 million shares), and $17.3 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $2.6 million of proceeds from the sale of common stock from our equity compensation plans.

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

During the three months ended June 30, 2026, the Company repurchased 0.6 million shares of its common stock for $17.6 million under the modified common stock repurchase program. Through June 30, 2026, the Company had repurchased a total of 49.2 million shares of its common stock for $1.3 billion under the program, leaving remaining capacity of $244.2 million. In accordance with the Merger Agreement, the Company has paused repurchases under its stock repurchase program through the completion of the Merger. The repurchase amounts included in the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows included amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at June 30, 2026 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $38.4 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2027 represents the remaining nine months ending March 31, 2027. All other periods represent fiscal years ending March 31.

	For the years ending March 31,
	2027	2028	2029	2030	2031	Thereafter	Total
Operating leases	$8,365	$10,722	$10,369	$3,993	$3,181	$219	$36,849

	For the years ending March 31,
	2027	2028	2029	Total
Purchase commitments	$25,742	$17,523	$8,070	$51,335

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

For a description of certain risks that could have an impact on results of operations or financial condition, including liquidity and capital resources, see “Risk Factors” contained in Part I, Item 1A, of the Company's 2026 Annual Report on Form 10-K as filed with the SEC on May 21, 2026 ("2026 Annual Report").

Non-U.S. Operations

The Company has a material presence in the United Kingdom, France, Spain, the Netherlands, India, Brazil, Australia and China. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP as set forth in the FASB ASC, and we consider the various staff accounting bulletins and other applicable guidance issued by the SEC. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements in the 2026 Annual Report include a summary of significant accounting policies used in the preparation of the Company’s consolidated financial statements. In addition, the Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as part of the 2026 Annual Report contains a discussion of the policies that management has identified as the most critical because they require management’s use of complex and/or significant judgments. None of the Company’s critical accounting policies have materially changed since the date of the 2026 Annual Report other than as described in the "Accounting Pronouncements Adopted During the Current Year" section of Note 1, "Organization and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the three months ended June 30, 2026, as compared with those discussed in the 2026 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is set forth under Note 14, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, “Risk Factors” in the 2026 Annual Report, remain current in all material respects.

The risk factors in the 2026 Annual Report do not identify all risks that we face.  Our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.  If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition, or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a.Not applicable.

b.Not applicable.

c.The table below provides information regarding purchases by LiveRamp of its common stock during the periods indicated.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2026 - April 30, 2026	463,047	$27.86	463,047	$248,877,429
May 1, 2026 - May 31, 2026	159,046	$29.24	159,046	$244,226,158
June 1, 2026 - June 30, 2026	—	$—	—	$244,226,158
Total	622,093	$28.22	622,093

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on February 12, 2026.  Under the modified common stock repurchase program, the Company may purchase up to $1.5 billion of its common stock through the period ending December 31, 2027. Through June 30, 2026, the Company had repurchased a total of 49.2 million shares of its common stock for $1.3 billion, leaving remaining capacity of $244.2 million under the stock repurchase program. In accordance with the Merger Agreement, the Company has paused repurchases under its stock repurchase program through the completion of the Merger.

(1) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022.

(2) Amounts presented exclude the 1% excise tax as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Compensation Plan of LiveRamp Holdings, Inc. (CA)

10.2	Form of Performance Unit Award Agreement under the Amended and Restated 2005 Compensation Plan of LiveRamp Holdings, Inc.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2026 and March 31, 2026, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2026, (v) Condensed Consolidated Statements of Equity for the Three Months Ended June 30, 2025, (vi) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2026 and 2025, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

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

LIVERAMP HOLDINGS, INC.

Dated: August 5, 2026	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)