Form 10-Q
period 2026-09-30
LiveRamp Holdings, Inc.
filed 2026-11-12
CIK 733269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
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

On November 2, 2026, the New York Stock Exchange ("NYSE") filed a Form 25 to delist our Common Stock from the NYSE and to remove it from registration under Section 12(b) of the Securities Exchange Act of 1934.

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

The number of shares of common stock, $ 0.10 par value per share, outstanding as of October 30, 2026 was 61,013,770.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
REPORT ON FORM 10-Q
September 30, 2026

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

•statements of the plans and objectives of management for future operations, including, but not limited to, management's confidence in and strategies for performance of the combined businesses following the Merger (as defined below);

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2026	2026
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$394,577	$379,547
Short-term investments	7,500	7,500
Trade accounts receivable, net	220,474	212,977
Refundable income taxes, net	8,768	10,243
Other current assets	48,379	42,874
Total current assets	679,698	653,141

Property and equipment, net of accumulated depreciation and amortization	6,684	5,150
Intangible assets, net	3,667	9,167
Goodwill	501,993	502,067
Deferred commissions, net	37,606	40,727
Deferred income taxes	58,141	57,873
Other assets, net	29,718	26,052
	$1,317,507	$1,294,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$130,131	$129,730
Accrued payroll and related expenses	30,309	55,063
Other accrued expenses	42,034	40,280
Deferred revenue	43,903	39,714
Total current liabilities	246,377	264,787

Other liabilities	60,205	57,411
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock	—	—
Common stock	16,349	16,183
Additional paid-in capital	2,171,031	2,129,554
Retained earnings	1,495,597	1,459,310
Accumulated other comprehensive income	5,611	5,640
Treasury stock, at cost	(2,677,663)	(2,638,708)
Total stockholders' equity	1,010,925	971,979
	$1,317,507	$1,294,177

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the three months ended		For the six months ended
	September 30,		September 30,

	2026	2025	2026	2025
Revenues	$214,708	$199,829	$428,694	$394,651
Cost of revenue	66,099	59,594	129,142	117,913
Gross profit	148,609	140,235	299,552	276,738
Operating expenses
Research and development	36,133	36,952	73,267	76,560
Sales and marketing	49,993	48,685	101,927	100,591
General and administrative	32,078	33,170	67,227	70,515
Gains, losses and other items, net	7,189	—	13,752	423
Total operating expenses	125,393	118,807	256,173	248,089
Income from operations	23,216	21,428	43,379	28,649
Total other income, net	3,306	3,544	6,397	7,253
Income from operations before income taxes	26,522	24,972	49,776	35,902
Income tax expense (benefit)	7,750	(2,448)	13,489	735
Net earnings	$18,772	$27,420	$36,287	$35,167

Basic earnings per share	$0.31	$0.42	$0.60	$0.54

Diluted earnings per share	$0.30	$0.42	$0.59	$0.53

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net earnings	$18,772	$27,420	$36,287	$35,167
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(3)	(171)	(29)	1,633
Comprehensive income	$18,769	$27,249	$36,258	$36,800

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2026	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at June 30, 2026	163,152,824	$16,315	$2,152,227	$1,476,825	$5,614	(102,362,694)	$(2,673,584)	$977,397
Employee stock awards, benefit plans and other issuances	7,788	1	72	—	—	(108,548)	(4,079)	(4,006)
Non-cash stock-based compensation	5,754	—	18,765	—	—	—	—	18,765
Restricted stock units vested	322,434	33	(33)	—	—	—	—	—
Comprehensive income (loss):
Foreign currency translation	—	—	—	—	(3)	—	—	(3)
Net earnings	—	—	—	18,772	—	—	—	18,772
Balances at September 30, 2026	163,488,800	$16,349	$2,171,031	$1,495,597	$5,611	(102,471,242)	$(2,677,663)	$1,010,925

For the six months ended September 30, 2026
Balances at March 31, 2026	161,830,848	$16,183	$2,129,554	$1,459,310	$5,640	(101,280,730)	$(2,638,708)	$971,979
Employee stock awards, benefit plans and other issuances	122,187	12	2,613	—	—	(568,419)	(21,402)	(18,777)
Non-cash stock-based compensation	12,443	1	39,017	—	—	—	—	39,018
Restricted stock units vested	1,523,322	153	(153)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(622,093)	(17,553)	(17,553)
Comprehensive income (loss):	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(29)	—	—	(29)
Net earnings	—	—	—	36,287	—	—	—	36,287
Balances at September 30, 2026	163,488,800	$16,349	$2,171,031	$1,495,597	$5,611	(102,471,242)	$(2,677,663)	$1,010,925

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		other	Treasury Stock
	Number		paid-in	Retained	comprehensive	Number		Total
For the three months ended September 30, 2025	of shares	Amount	Capital	earnings	income (loss)	of shares	Amount	Equity
Balances at June 30, 2025	160,776,735	$16,078	$2,075,275	$1,321,105	$6,099	(95,173,455)	$(2,470,745)	$947,812
Employee stock awards, benefit plans and other issuances	27,655	3	345	—	—	(28,827)	(807)	(459)
Non-cash stock-based compensation	24,695	2	19,242	—	—	—	—	19,244
Restricted stock units vested	338,119	34	(34)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(1,834,181)	(50,039)	(50,039)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	(171)	—	—	(171)
Net earnings	—	—	—	27,420	—	—	—	27,420
Balances at September 30, 2025	161,167,204	$16,117	$2,094,828	$1,348,525	$5,928	(97,036,463)	$(2,521,591)	$943,807

For the six months ended September 30, 2025
Balances at March 31, 2025	159,176,452	$15,918	$2,045,316	$1,313,358	$4,295	(93,760,959)	$(2,430,028)	$948,859
Employee stock awards, benefit plans and other issuances	327,675	33	6,234	—	—	(370,696)	(11,653)	(5,386)
Non-cash stock-based compensation	33,870	3	43,441	—	—	—	—	43,444
Restricted stock units vested	1,629,207	163	(163)	—	—	—	—	—
Acquisition of treasury stock, including transaction costs and excise tax	—	—	—	—	—	(2,904,808)	(79,910)	(79,910)
Comprehensive income:
Foreign currency translation	—	—	—	—	1,633	—	—	1,633
Net earnings	—	—	—	35,167	—	—	—	35,167
Balances at September 30, 2025	161,167,204	$16,117	$2,094,828	$1,348,525	$5,928	(97,036,463)	$(2,521,591)	$943,807

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$36,287	$35,167
Non-cash operating activities:
Depreciation and amortization	6,739	6,751
Loss on disposal or impairment of assets	24	130
Lease-related impairment and restructuring charges	—	274
Gain on sale of strategic investments	—	(14)
Loss on marketable equity securities	86	46
Provision for doubtful accounts	603	1,892
Deferred income taxes	(223)	113
Non-cash stock compensation expense	40,393	45,927
Changes in operating assets and liabilities:
Accounts receivable, net	(8,127)	(31,914)
Deferred commissions	3,121	2,649
Other assets	(1,982)	1,818
Accounts payable and other liabilities	(30,383)	(24,090)
Income taxes	4,517	(813)
Deferred revenue	4,192	3,651
Net cash provided by operating activities	55,247	41,587

Cash flows from investing activities:
Capital expenditures	(2,689)	(925)
Cash paid in acquisitions, net of cash received	—	(606)
Purchases of strategic investments	—	(500)
Proceeds from sale of strategic investment	—	14
Net cash used in investing activities	(2,689)	(2,017)

Cash flows from financing activities:
Proceeds related to the issuance of common stock under stock and employee benefit plans	2,626	6,268
Shares repurchased for tax withholdings upon vesting of stock-based awards	(21,402)	(11,652)
Acquisition of treasury stock	(18,809)	(79,762)
Net cash used in financing activities	(37,585)	(85,146)
Net cash provided by (used in) continuing operations	14,973	(45,576)

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the six months ended September 30,
	2026	2025

Effect of exchange rate changes on cash	57	1,096

Net change in cash, cash equivalents and restricted cash	15,030	(44,480)
Cash, cash equivalents and restricted cash at beginning of period	379,547	413,926
Cash, cash equivalents and restricted cash at end of period	$394,577	$369,446

Supplemental cash flow information:
Cash paid for income taxes, net	$9,195	$1,426
Cash paid for operating lease liabilities	5,446	5,002
Operating lease assets obtained in exchange for operating lease liabilities	5,255	747
Purchases of property, plant and equipment remaining unpaid at period end	159	25
Excise tax payable on net stock repurchases	—	277

See accompanying notes to condensed consolidated financial statements.

LIVERAMP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These condensed consolidated financial statements have been prepared by LiveRamp Holdings, Inc. ("LiveRamp", "we", "us" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results for the periods included have been made, and the disclosures are adequate to make the information presented not misleading.  All such adjustments are of a normal recurring nature.  Certain note information has been omitted because it has not changed significantly from that reflected in Notes 1 through 18 of the Notes to Consolidated Financial Statements filed as part of Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “2026 Annual Report”), as filed with the SEC on May 21, 2026.  This Quarterly Report on Form 10-Q and the accompanying condensed consolidated financial statements should be read in connection with the 2026 Annual Report.  The financial information contained in this Quarterly Report on Form 10-Q is not necessarily indicative of the results to be expected for any other period or for the full fiscal year ending March 31, 2027.

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

There were no material accounting pronouncements adopted by the Company.

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

Completed Merger

On May 16, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MMS USA Holdings, Inc., a Delaware corporation (“Parent”) and a wholly owned subsidiary of Publicis (defined below), Covey Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Parent ("Merger Sub"), and, solely for the purpose of Section 10.14 thereto, Publicis Groupe S.A., a French société anonyme ("Publicis"), pursuant to which, among other things, at the effective time of the merger (the "Effective Time"), Merger Sub would merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Parent.

As set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $0.10 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than any (i) Company common stock owned by stockholders that have properly perfected their rights of appraisal within the meaning of Section 262 of the Delaware General Corporation Law; (ii) Company common stock owned by the Company, Parent or Merger Sub; and (iii) Company common stock owned by any direct or indirect wholly owned subsidiary of Parent (other than Merger Sub) or of the Company) was converted into the right to receive $38.50 in cash, without interest (the "Merger Consideration"). The Merger closed on November 2, 2026.

For the six months ended September 30, 2026, the Company recorded $13.7 million in merger-related charges, consisting of legal and professional services fees, which were recorded within gains, losses and other, net.

On November 2, 2026, the New York Stock Exchange ("NYSE") filed a Form 25 to delist the Company's common stock from the NYSE and to remove it from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

2. EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY:

Earnings Per Share

A reconciliation of the numerator and denominator of basic and diluted earnings per share is shown below (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic earnings per share:
Net earnings	$18,772	$27,420	$36,287	$35,167

Basic weighted-average shares outstanding	60,979	65,074	60,743	65,261
Dilutive effect of common stock options and restricted stock units as computed under the treasury stock method	1,223	707	1,282	995
Diluted weighted-average shares outstanding	62,202	65,781	62,024	66,256

Basic earnings per share:
Basic earnings per share:	$0.31	$0.42	$0.60	$0.54

Diluted earnings per share:
Diluted earnings per share:	$0.30	$0.42	$0.59	$0.53

Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted earnings per share	—	248	327	922

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
In accordance with the Merger Agreement, the Company paused repurchases under its common stock repurchase program through the completion of the Merger. During the three and six months ended September 30, 2026, the Company repurchased $0.0 million and $17.6 million under the common stock repurchase program. Through September 30, 2026, the Company had repurchased a total of 49.2 million shares of its common stock for $1.3 billion under the program, leaving remaining capacity of $244.2 million.

Accumulated foreign currency translation adjustments accounted for the $5.6 million accumulated other comprehensive income balance at both September 30, 2026 and March 31, 2026.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS:

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market and major service offerings (dollars in thousands):

	For the six months ended September 30,
Primary Geographical Markets	2026	2025
United States	$402,088	$372,950
Europe	22,010	18,182
Asia-Pacific ("APAC")	3,478	2,669
Other	1,118	850
	$428,694	$394,651

Major Offerings/Services
Subscription	$318,733	$298,416
Marketplace and Other	109,961	96,235
	$428,694	$394,651

Transaction Price Allocated to the Remaining Performance Obligations

We have performance obligations associated with fixed commitments in customer contracts for future services that have not yet been recognized in our condensed consolidated financial statements. The amount of fixed revenue not yet recognized was $647.0 million as of September 30, 2026, of which $449.8 million will be recognized over the next twelve months. The Company expects to recognize revenue on substantially all of these remaining performance obligations by December 31, 2032.

4. LEASES:

Right-of-use assets and lease liabilities balances consist of the following (dollars in thousands):

	September 30, 2026	March 31, 2026
Right-of-use assets included in other assets, net	$18,849	$16,159
Short-term lease liabilities included in other accrued expenses	$10,743	$9,667
Long-term lease liabilities included in other liabilities	$19,689	$19,898

Supplemental balance sheet information:
Weighted average remaining lease term	3.3 years	3.5 years
Weighted average discount rate	5.7%	5.5%

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

The components of lease cost, net for the six months ended September 30, 2026 and 2025, respectively, were as follows (dollars in thousands):

	For the six months ended September 30,
	2026	2025
Operating lease costs	$4,352	$3,786
Operating sublease income	1,021	913
Total leases costs, net	$3,331	$2,873

The following table presents future minimum payments under all operating leases and subleases (including operating leases with a duration of one year or less) as of September 30, 2026. The amount for fiscal 2027 represents the remaining six months ending March 31, 2027. All other periods represent fiscal years ending March 31 (dollars in thousands):

Fiscal year:	Operating lease payments	Payments expected under noncancellable subleases	Net operating lease payments
2027	$5,617	$(1,155)	4,462
2028	10,737	(2,363)	8,374
2029	10,349	(2,289)	8,060
2030	3,975	(189)	3,786
2031	2,917	—	2,917
Thereafter	—	—	—
Total undiscounted lease payments	33,595	(5,996)	27,599
Less: Interest and short-term leases	3,163	(547)	2,616
Total discounted operating lease liabilities	$30,432	$(5,449)	$24,983

5. STOCK-BASED COMPENSATION:

Stock-based Compensation Plans

The Company has stock option and equity compensation plans for which a total of 56.5 million shares of the Company’s common stock have been reserved for issuance since the inception of the plans. At September 30, 2026, there were a total of 8.3 million shares available for future grants under the plans.

During the quarter ended June 30, 2026, the board of directors voted to amend the Amended and Restated 2005 Equity Compensation Plan (the "2005 Plan") to increase the number of shares available under the 2005 Plan by 2.5 million shares. The amendment received stockholder approval at the August 2026 special stockholders' meeting, held in lieu of an annual stockholders' meeting. The amendment increased the 2005 Plan shares from 51.4 million shares at March 31, 2026 to 53.9 million shares beginning in the quarter ended September 30, 2026 and increased the total number of shares reserved for issuance since inception of all plans from 54.0 million shares at March 31, 2026 to 56.5 million shares beginning in the quarter ended September 30, 2026.

Stock-based Compensation Expense

The Company's stock-based compensation activity for the six months ended September 30, 2026 and 2025, by award type, was (dollars in thousands):

	For the six months ended
	September 30,
	2026	2025
Stock options	$533	$1,260
Restricted stock units, time-vesting	26,926	31,751
Restricted stock units, performance-based	10,843	9,113
Habu restricted stock awards	4	31
Habu acquisition consideration holdback	1,377	2,439
Employee stock purchase plan	235	748
Directors stock-based compensation	475	585
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	40,393	45,927
Less expense related to liability-based equity awards	(1,375)	(2,483)
Total non-cash stock-based compensation included in the condensed consolidated statements of equity	$39,018	$43,444

The effect of stock-based compensation expense on operations, by financial statement line item, was (dollars in thousands):

	For the six months ended
	September 30,
	2026	2025
Cost of revenue	$2,111	$2,993
Research and development	12,198	14,835
Sales and marketing	8,431	11,483
General and administrative	17,653	16,616
Total non-cash stock-based compensation included in the condensed consolidated statements of operations	$40,393	$45,927

The following table provides the expected future expense for all of the Company's outstanding equity awards at September 30, 2026, by award type. The amount for fiscal 2027 represents the remaining six months ending March 31, 2027. All other periods represent fiscal years ending March 31 (dollars in thousands):

	For the years ending March 31,
	2027	2028	2029	2030	Total
Stock options	$405	$95	$—	$—	$500
Restricted stock units	35,334	51,189	26,437	2,739	115,699
Habu acquisition consideration holdback	918	—	—	—	918
Expected future expense	$36,657	$51,284	$26,437	$2,739	$117,117

Stock Options Activity

Stock options activity for the six months ended September 30, 2026 was:

			Weighted-average
		Weighted-average	remaining	Aggregate
	Number of	exercise price	contractual term	Intrinsic value
	shares	per share	(in years)	(in thousands)
Outstanding at March 31, 2026	90,610	$9.69
Exercised	(26,819)	$9.93		$739
Forfeited or canceled	(4,074)	$11.79
Outstanding at September 30, 2026	59,717	$9.45	6.2	$1,677
Exercisable at September 30, 2026	42,241	$9.38	6.1	$1,189

The aggregate intrinsic value at period end represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price for each in-the-money option) that would have been received by the option holders had they exercised their options on September 30, 2026. This amount changes based upon changes in the fair market value of the Company's common stock.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding stock option was converted into a restricted cash award in an amount equal to (i) the excess of the Merger Consideration over the exercise price of such stock option multiplied by (ii) the number of shares of Company common stock subject to such stock option. The restricted cash award is otherwise subject to the same terms and conditions as applicable before the Effective Time but will vest in full following certain qualifying terminations of employment that occur prior to the 24-month anniversary of the Effective Time in accordance with the Merger Agreement.

A summary of stock options outstanding and exercisable as of September 30, 2026 was:

			Options outstanding			Options exercisable
Range of				Weighted-average	Weighted-average		Weighted-average
exercise price			Options	remaining	exercise price	Options	exercise price
per share			outstanding	contractual life	per share	exercisable	per share
$1.20	—	$9.99	59,717	6.2 years	$9.45	42,241	$9.38

Habu Restricted Stock Awards

Habu restricted stock share activity for the six months ended September 30, 2026 was:

		Weighted average
		fair value per	Weighted average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Unvested restricted stock awards at March 31, 2026	160	$39.48	0.3
Vested	(106)	$39.48
Forfeited or canceled	(54)	$39.48
Unvested restricted stock awards at September 30, 2026	—	$—	0.0

Restricted Stock Unit Activity

Time-vesting restricted stock units ("RSUs") -

During the six months ended September 30, 2026, the Company granted time-vesting RSUs covering 1,563,161 shares of common stock and having a fair value at the date of grant of $59.1 million. Of the RSUs granted in the current year, 1,419,800 will vest over three years and 143,361 will vest over two years. At the May 15, 2026 grant date, the Company was in possession of material non-public information regarding the Merger announced on May 17, 2026 (see further detail in Note 1). In accordance with the fair value measurement objective of ASC Topic 718 and SEC Staff Accounting Bulletin No. 120, the Company concluded that the closing market price of its common stock on the grant date ($29.66 per share) did not reflect this material non-public information and was therefore not a representative estimate for the underlying share price for valuation purposes. Consequently, to incorporate the impact of the material non-public information, the fair value of these awards was determined using the closing market price on May 18, 2026 ($37.77 per share), the first trading day following the Merger announcement.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding RSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such RSU and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

RSU activity for the six months ended September 30, 2026 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2026	2,921,142	$30.36	1.89
Granted	1,563,161	$37.78
Vested	(1,090,742)	$30.62
Forfeited or canceled	(307,866)	$32.36
Outstanding at September 30, 2026	3,085,695	$33.83	2.01

The total fair value of RSUs vested during the six months ended September 30, 2026 was $41.0 million and is measured as the quoted market price of the Company's common stock on the vesting date times the number of shares vested.

Performance-based restricted stock units ("PSUs")

Fiscal 2027 plan:
During the six months ended September 30, 2026, the Company granted PSUs covering 345,123 shares of common stock having a fair value at the date of grant of $15.3 million. The grants were made under two separate performance plans.

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

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2027 TSR PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the target level of performance and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

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

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2027 operating metrics PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the target level of performance and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

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

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2026 TSR PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the greater of the target level and the actual level of performance through the Effective Time and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

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

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2026 operating metrics PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at 139% of the target level of performance and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

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

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2026 international operating metrics PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the target level of performance and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

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

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2025 TSR PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the greater of the target level and the actual level of performance through the Effective Time and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

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

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2025 operating metrics PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at 128% of the target level of performance and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

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

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2025 international operating metrics PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU at the target level of performance and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time, except that performance-based vesting conditions cease to apply. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

Fiscal 2024 plan:

Units under the Company's fiscal 2024 TSR performance plan covering 158,486 shares of common stock were subject to a performance period that ended on March 31, 2026. Final performance attainment was approximately 94%, resulting in 149,115 earned shares, while the remaining 9,371 units were canceled. During the quarter ended June 30, 2026, following approval by the talent and compensation committee, 117,507 shares were released. The remaining 31,608 earned units remain subject to continued time-based service vesting conditions as of September 30, 2026, and are expected to be released in the quarter ending December 31, 2026, subject to continuous employment through the vesting date.

Units under the Company's fiscal 2024 operating metrics performance plan covering 369,807 shares of common stock were subject to a performance period that ended on March 31, 2026. Final performance attainment was approximately 97%, or 358,708 shares, while the remaining 11,099 units were canceled. During the quarter ended June 30, 2026, following approval by the talent and compensation committee, 282,673 shares were released. The remaining 76,035 earned units remain subject to continued time-based service vesting conditions as of September 30, 2026, and are expected to be released in the quarter ending December 31, 2026, subject to continuous employment through the vesting date.

Under the terms of the Merger Agreement, at the Effective Time, each outstanding fiscal 2024 PSU was converted into a restricted cash award in an amount equal to the product of (i) the number of shares of Company common stock subject to such PSU and (ii) the Merger Consideration. Each restricted cash award remains subject to the same terms and conditions applicable prior to the Effective Time. The awards will vest in full upon certain qualifying terminations of employment occurring prior to the 24-month anniversary of the Effective Time, in accordance with the Merger Agreement.

PSU activity for the six months ended September 30, 2026 was:

		Weighted-average
		fair value per	Weighted-average
	Number	share at grant	remaining contractual
	of shares	date	term (in years)
Outstanding at March 31, 2026	1,445,075	$33.43	1.06
Granted	345,123	$44.28
Vested	(432,580)	$29.56
Forfeited or canceled	(57,178)	$35.28
Outstanding at September 30, 2026	1,300,440	$37.51	1.39

The total fair value of PSUs vested in the six months ended September 30, 2026 was $16.3 million and is measured as the quoted market price of the Company’s common stock on the vesting date times the number of shares vested.

Other Stock Compensation Activity

Board of Directors stock compensation

Under the Company's equity compensation plans, non-employee directors may receive a portion of their fees for director services provided in the form of Company stock grants. The Company issued stock grants to non-employee directors covering 12,443 and 20,938 shares of Company stock for the portion of director compensation paid in shares during the six months ended September 30, 2026, and 2025, respectively.

Acquisition-related Consideration Holdback

Through September 30, 2026 and since consummation of the acquisition, the Company has recognized a total of $13.7 million as stock-based compensation expense related to the Habu consideration holdback. At September 30, 2026, the recognized, but unpaid, balance related to the Habu consideration holdback in other accrued expenses in the condensed consolidated balance sheet was $1.8 million. The third and final annual settlement of $2.8 million is expected to occur in the fourth quarter of fiscal 2027.

Qualified Employee Stock Purchase Plan ("ESPP")

During the six months ended September 30, 2026, 97,927 shares of common stock were purchased under the ESPP at a weighted-average price of $24.37 per share, resulting in cash proceeds of $2.4 million over the relevant offering periods.

Stock-based compensation expense associated with the ESPP was $0.2 million for the six months ended September 30, 2026. Under the terms of the Merger Agreement, the Company was restricted from issuing additional capital stock or other equity securities, including issuances related to the sale of stock under the Company's ESPP. As a result, participation in the Company's ESPP was suspended until the closing of the Merger or termination of the Merger Agreement.

6. OTHER CURRENT AND NONCURRENT ASSETS:

Other current assets consist of the following (dollars in thousands):

	September 30, 2026	March 31, 2026
Prepaid expenses and other	$29,780	$26,004
Assets of non-qualified retirement plan	18,599	16,870
Other current assets	$48,379	$42,874

Other noncurrent assets consist of the following (dollars in thousands):

	September 30, 2026	March 31, 2026
Right-of-use assets (see Note 4)	18,849	16,159
Deposits	2,499	2,200
Strategic investments	6,220	6,220
Other miscellaneous noncurrent assets	2,150	1,473
Other assets, net	$29,718	$26,052

7. PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows (dollars in thousands):

	September 30, 2026	March 31, 2026
Leasehold improvements	$14,641	$14,591
Data processing equipment	5,785	4,635
Office furniture and other equipment	4,749	4,170
	25,175	23,396
Less accumulated depreciation and amortization	(18,491)	(18,246)
Property and equipment, net of accumulated depreciation and amortization	$6,684	$5,150

Depreciation expense on property and equipment was $1.2 million and $1.3 million for the six months ended September 30, 2026 and 2025, respectively.

8. GOODWILL:

Changes in goodwill for the six months ended September 30, 2026 were as follows (dollars in thousands):

Total
Balance at March 31, 2026	$502,067
Change in foreign currency translation adjustment	(74)
Balance at September 30, 2026	$501,993

Goodwill by geography as of September 30, 2026 was:

Total
U.S.	$501,993

9. INTANGIBLE ASSETS:

The amounts allocated to intangible assets from acquisitions include developed technology, customer relationships, and trade names. Intangible assets are summarized as follows (dollars in thousands):

	September 30, 2026	March 31, 2026
Developed technology, gross	$30,000	$30,000
Accumulated amortization	(26,666)	(21,666)
Net developed technology	$3,334	$8,334

Customer relationship/trade name, gross	$3,500	$3,500
Accumulated amortization	(3,167)	(2,667)
Net customer relationship/trade name	$333	$833

Total intangible assets, gross	$33,500	$33,500
Total accumulated amortization	(29,833)	(24,333)
Total intangible assets, net	$3,667	$9,167

Total amortization expense related to intangible assets was $5.5 million for each of the six months ended September 30, 2026 and 2025.

The following table presents the estimated future amortization expenses related to intangible assets. The amount for fiscal 2027 represents the remaining six months ending March 31, 2027 (dollars in thousands).

Fiscal Year:	Amount
2027	$3,667

10. OTHER ACCRUED EXPENSES:

Other accrued expenses consist of the following (dollars in thousands):

	September 30, 2026	March 31, 2026
Liabilities of non-qualified retirement plan	$18,599	$16,870
Short-term lease liabilities (see Note 4)	10,743	9,667
Habu consideration holdback (see Note 5)	1,836	2,585
Other miscellaneous accrued expenses	10,856	11,158
Other accrued expenses	$42,034	$40,280

11. OTHER LIABILITIES:

Other liabilities consist of the following (dollars in thousands):

	September 30, 2026	March 31, 2026
Uncertain tax positions	$39,090	$36,049
Long-term lease liabilities (see Note 4)	19,689	19,898
Lease restructuring accruals and related sublease deposits	608	646
Other	818	818
Other liabilities	$60,205	$57,411

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

The following table summarizes the Company's activity of allowance for credit losses, returns and credits (dollars in thousands):

	Balance at beginning of period	Additions charged to costs and expenses	Other changes	Bad debts written off, net of amounts recovered	Balance at end of period
For the six months ended September 30, 2026	$7,688	$603	$—	$(893)	$7,398

13. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES:

Restructuring activities result in various costs, including asset write-offs, ROU asset group impairments, exit charges including severance, contract termination fees, and decommissioning and other costs.

A reconciliation of the beginning and ending restructuring liabilities is shown below for the six months ended September 30, 2026. The restructuring charges and adjustments are included in gains, losses and other items, net in the condensed consolidated statements of operations. The reserve balances are included in accrued payroll and related expenses and other liabilities in the condensed consolidated balance sheets (dollars in thousands).

	Employee-related reserves	Lease accruals	Total
Balances at March 31, 2026	$4,261	$646	$4,907
Restructuring charges and adjustments	79	(22)	57
Payments	(4,121)	(16)	(4,137)
Balances at September 30, 2026	$219	$608	$827

Employee-related Restructuring Plans
During the six months ended September 30, 2026, the Company recorded a total of $0.1 million in employee-related restructuring charges and adjustments. The expense reflects $0.1 million of adjustments to the fiscal 2026 employee-related restructuring plans in the United States and Europe.

During the twelve months ended March 31, 2026, the Company recorded a total of $4.8 million in employee-related restructuring charges and adjustments. The expense included $4.6 million of severance charges in the United States and Europe and $0.1 million of adjustments to the fiscal 2025 employee-related restructuring plans in the United States and Europe. Of the fiscal 2026 employee-related restructuring plans, $0.2 million remained accrued as of September 30, 2026 and is expected to be paid during fiscal 2027.

During the twelve months ended March 31, 2025, the Company recorded a total of $7.9 million in employee-related restructuring charges and adjustments. The expense included $7.7 million of severance and other employee-related charges in the United States, Europe, and APAC, and $0.2 million in adjustments to the fiscal 2021 and fiscal 2024 employee-related restructuring plans for employees in the United States and APAC. Of the fiscal 2025 employee-related restructuring plans, $0.1 million remained accrued as of September 30, 2026 and is expected to be paid during fiscal 2027.

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

Based on a comparison of undiscounted cash flows to the ROU asset group of each exited lease, the Company determined that each of the ROU asset groups was impaired, driven largely by the difference between the existing lease terms and rates on the Company’s leases and the expected sublease terms and rates available in the market. This resulted in combined impairment charges totaling $26.5 million during the twelve months ended March 31, 2024 and March 31, 2023, reflecting the excess of the ROU asset group book value over its fair value, which was determined based on estimates of future discounted cash flows and is classified as Level 3 in the fair value hierarchy. The lease impairment charges included impairments of the operating lease ROU assets of $22.2 million, and the associated furniture, equipment, and leasehold improvements of $4.3 million. Additionally, the Company recorded $2.0 million in combined lease-related restructuring charges and adjustments during fiscal years 2023 through 2026 that covered other obligations related to the leased office spaces in San Francisco and Phoenix. As of September 30, 2026, $0.6 million remains accrued and will be satisfied over the remainder of the San Francisco lease terms, which continue through April 2029.

Acquisition Plans

For the six months ended September 30, 2026, the Company recorded a total of $13.7 million in charges related to the Merger Agreement.

Gains, Losses and Other Items, Net

The following table summarizes the activity included in gains, losses and other items, net in the condensed consolidated statements of operations for each of the periods presented (dollars in thousands):

	For the three months ended September 30,		For the six months ended September 30,
	2026	2025	2026	2025
Employee-related restructuring plan charges	$22	$—	$79	$149
Lease-related restructuring plan charges and adjustments	—	—	(22)	274
Acquisition related costs	7,167	—	13,695	—
	$7,189	$—	$13,752	$423

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

Commitments

The following table presents the Company’s purchase commitments at September 30, 2026.  Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements and leasehold improvements. The table does not include the future payment of liabilities related to uncertain tax positions of $39.1 million as the Company is not able to predict the periods in which the payments will be made. The amount for fiscal 2027 represents the remaining six months ending March 31, 2027. All other periods represent the full fiscal years ending March 31 (dollars in thousands):

	For the years ending:
	2027	2028	2029	Total
Purchase commitments	$15,893	$18,014	$8,052	$41,959

While the Company does not have any other material contractual commitments for capital expenditures, certain levels of investments in facilities and computer equipment continue to be necessary to support the growth of the business.

15. INCOME TAX:

The effective tax rates for the three months ended September 30, 2026, and September 30, 2025, were 29.2% and negative 9.8%, respectively. The effective tax rates for the six months ended September 30, 2026 and September 30, 2025 were 27.1% and 2.0%, respectively. The increases in the effective tax rates were primarily due to changes in valuation allowance.

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2026	2025	2026	2025
Employee-related expenses	$109,364	$106,662	$219,352	$220,043
Less: stock compensation expenses	(19,451)	(20,517)	(40,393)	(45,927)
Employee-related expenses, net of stock compensation expenses	$89,913	$86,145	$178,959	$174,116

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense	$—	$(10)	$—	$(32)
Interest income	3,299	3,794	6,393	7,877
Other non-operating gains (losses)	7	(240)	4	(592)
Total other income, net	$3,306	$3,544	$6,397	$7,253

Geographic Information

The Company attributes revenue to each geographic region based on the location of the Company’s operations. The following table shows financial information by geographic area (dollars in thousands):

	For the three months ended		For the six months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
United States	$201,098	$188,674	$402,088	$372,950
Foreign
Europe	11,053	9,289	22,010	18,182
Asia-Pacific ("APAC")	1,791	1,373	3,478	2,669
Other	766	493	1,118	850
All Foreign	13,610	11,155	26,606	21,701
	$214,708	$199,829	$428,694	$394,651

Long-lived assets excluding financial instruments (dollars in thousands):

	September 30, 2026	March 31, 2026
United States	$626,656	$635,708
Foreign
Europe	3,256	3,693
India	7,279	1,017
APAC	535	535
Other	83	83
All Foreign	11,153	5,328
	$637,809	$641,036

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

The following table details the fair value measurements within the fair value hierarchy of the Company's financial assets and liabilities at September 30, 2026 and March 31, 2026 that are measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2026
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$30,742	$—	$—	$30,742
Level 1:
Money market funds	363,835	—	—	363,835
Assets of non-qualified retirement plan	—	—	18,599	18,599
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	99	99
Total	$394,577	$7,500	$18,698	$420,775

	March 31, 2026
	Cash and Cash Equivalents	Short-Term Investments	Other Current Assets	Total
Cash	$34,042	$—	$—	$34,042
Level 1:
Money market funds	345,505	—	—	345,505
Assets of non-qualified retirement plan	—	—	16,870	16,870
Certificates of deposit	—	7,500	—	7,500
Equity securities	—	—	185	185
Total	$379,547	$7,500	$17,055	$404,102

For certain financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
The Company held $6.2 million of strategic investments without readily determinable fair values at both September 30, 2026 and March 31, 2026 (see Note 6). Strategic investments consist of non-controlling equity investments in privately held companies. These investments are accounted for under the cost method of accounting and are included in other assets on the condensed consolidated balance sheets. The Company recorded $0.1 million in strategic investment impairment charges that is recorded in other expense in the condensed consolidated statement of operations during the six months ended September 30, 2025. There were no impairment charges during the six months ended September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

LiveRamp Holdings, Inc. ("LiveRamp", "we", "us", or the "Company") is a leading data collaboration technology company. LiveRamp’s data collaboration network seamlessly unites data across advertisers, ad tech platforms, publishers, data providers, and commerce media networks — unlocking insights that deliver transformational consumer experiences, and drive measurable business outcomes. As consumers embrace AI-powered experiences, the LiveRamp data collaboration network expands the breadth and accuracy of the data on which marketing AI capabilities operate. Our platform is engineered for AI agent accessibility, facilitating autonomous data collaboration between the specialized AI agents utilized by our customers and partners and our networked platform. Built on a foundation of strict neutrality, interoperability, and global scale, LiveRamp enables organizations to maximize the value of their data while accelerating business growth.

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

Completed Merger

On November 2, 2026, Publicis Groupe S.A. ("Publicis") completed its acquisition of the Company (the "Merger") pursuant to the Agreement and Plan of Merger dated May 16, 2026 (the "Merger Agreement"), as further described in Note 1 to the condensed consolidated financial statements.

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

Our solutions are sold to enterprise marketers and the companies they partner with to execute their marketing, including agencies, marketing technology providers, publishers and data providers. Today, we work with 852 direct customers worldwide and serve thousands of additional customers indirectly through our reseller partnership arrangements.

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

Summary Results and Notable Events

A financial summary of the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is presented below:
•Revenues were $214.7 million, a 7.4% increase from $199.8 million.
•Cost of revenue was $66.1 million, a 10.9% increase from $59.6 million.
•Gross margin was 69.2%, a decrease from 70.2%.
•Total operating expenses were $125.4 million, a 5.5% increase from $118.8 million.
•Cost of revenue and operating expenses for the three months ended September 30, 2026 and 2025 included the following items:
◦Non-cash stock compensation of $19.5 million and $20.5 million, respectively (cost of revenue of $1.0 million and $1.5 million, respectively, and operating expenses of $18.4 million and $19.1 million, respectively)
◦Purchased intangible asset amortization of $2.8 million and $2.8 million, respectively (cost of revenue)
◦Restructuring and other charges were $7.2 million in the three months ended September 30, 2026 (operating expenses)
•Total other income, net was $3.3 million, a decrease of $0.2 million from $3.5 million.
•Net earnings were $18.8 million, or $0.30 per diluted share, compared to net earnings of $27.4 million, or $0.42 per diluted share.
•Net cash provided by operating activities was $38.2 million compared to $57.4 million.
In accordance with the Merger Agreement, the Company paused repurchases under its common stock repurchase program through the completion of the Merger. During the three and six months ended September 30, 2026, the Company repurchased $0.0 million and $17.6 million under the common stock repurchase program.
This summary and the following discussion and analysis highlight financial results as well as other significant events and transactions of the Company during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, unless otherwise stated. However, this summary is not intended to be a full discussion of the Company's results. This summary should be read in conjunction with the following discussion of Results of Operations and Capital Resources and Liquidity and with the Company's condensed consolidated financial statements and footnotes accompanying this Quarterly Report on Form 10-Q.

Results of Operations

A summary of selected financial information for each of the periods reported is presented below (dollars in thousands, except per share amounts):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Revenues	$214,708	$199,829	7	$428,694	$394,651	9
Cost of revenue	66,099	59,594	11	129,142	117,913	10
Gross profit	148,609	140,235	6	299,552	276,738	8
Total operating expenses	125,393	118,807	6	256,173	248,089	3
Income from operations	23,216	21,428	8	43,379	28,649	51
Total other income, net	3,306	3,544	(7)	6,397	7,253	(12)
Income tax expense (benefit)	7,750	(2,448)	417	13,489	735	1735
Net earnings from continuing operations	$18,772	$27,420	(32)	$36,287	$35,167	3
Diluted earnings per share from continuing operations	$0.30	$0.42	(28)	$0.59	$0.53	10

Revenues

The Company's revenues for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Total revenues	$214,708	$199,829	7	$428,694	$394,651	9

Total revenues were $214.7 million for the three months ended September 30, 2026, a $14.9 million, or 7.4%, increase from the same period a year ago. On a geographic basis, U.S. revenue increased $12.4 million, or 6.6% and International revenue increased $2.5 million, or 22.0%.

Total revenues were $428.7 million for the six months ended September 30, 2026, a $34.0 million, or 8.6%, increase compared to the same period a year ago. On a geographic basis, U.S. revenue increased $29.1 million, or 7.8% and International revenue increased $4.9 million, or 22.6%.

Cost of Revenue and Gross Profit

The Company’s cost of revenue and gross profit for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Cost of revenue	$66,099	$59,594	11	$129,142	$117,913	10
Gross profit	$148,609	$140,235	6	$299,552	$276,738	8
Gross margin (%)	69.2%	70.2%	(1)	69.9%	70.1%	—

Cost of revenue includes third-party direct costs including identity graph data, other data and cloud-based hosting costs, as well as costs of IT, security, product operations and professional services functions. Cost of revenue also includes amortization of acquisition-related intangibles.

Cost of revenue was $66.1 million for the three months ended September 30, 2026, a $6.5 million, or 10.9%, increase from the same period a year ago. Gross profit increased to $148.6 million (69.2% gross margin) from $140.2 million (70.2% gross margin) in the prior year period due to the revenue increase of $14.9 million, offset partially by an increase in cloud infrastructure costs (increased $6.5 million) driven by increased customer usage.

Cost of revenue was $129.1 million for the six months ended September 30, 2026, an $11.2 million, or 9.5%, increase from the same period a year ago. Gross profit increased to $299.6 million (69.9% gross margin) from $276.7 million (70.1% gross margin) in the prior period due to the revenue increase of $34.0 million, offset partially by an increase in cloud infrastructure costs (increased $12.5 million) driven by increased customer usage.

Operating Expenses

The Company’s operating expenses for each of the periods reported is presented below (dollars in thousands):

	For the three months ended			For the six months ended
	September 30,			September 30,
			%			%
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$36,133	$36,952	(2)	$73,267	$76,560	(4)
Sales and marketing	49,993	48,685	3	101,927	100,591	1
General and administrative	32,078	33,170	(3)	67,227	70,515	(5)
Gains, losses and other items, net	7,189	—	N/A	13,752	423	N/A
Total operating expenses	$125,393	$118,807	6	$256,173	$248,089	3

Research and development (“R&D”) expense includes operating expenses for the Company’s engineering and product/project management functions supporting research, new development, and related product enhancement.

R&D expenses were $36.1 million for the three months ended September 30, 2026, a decrease of $0.8 million, or 2.2%, compared to the same period a year ago, and are 16.8% of total revenues compared to 18.5% in the prior year. The decrease is primarily due to professional services (decreased $1.2 million).

R&D expenses were $73.3 million for the six months ended September 30, 2026, a decrease of $3.3 million, or 4.3%, compared to the same period a year ago, and are 17.1% of total revenues compared to 19.4% in the prior year. The decrease is primarily due to stock-based compensation expense (decreased $2.6 million).

Sales and marketing (“S&M”) expense includes operating expenses for the Company’s sales, marketing, and product marketing functions. S&M expense also includes provisions for credit losses.

S&M expenses were $50.0 million for the three months ended September 30, 2026, an increase of $1.3 million, or 2.7%, compared to the same period a year ago, and are 23.3% of total revenues compared to 24.4% in the prior year. The increase is primarily due to bonus and commission expense (increased $2.0 million), offset partially by a decrease in stock-based compensation expense (decreased $1.0 million).

S&M expenses were $101.9 million for the six months ended September 30, 2026, an increase of $1.3 million, or 1.3%, compared to the same period a year ago, and are 23.8% of total revenues compared to 25.5% in the prior year. The increase is primarily headcount-related expenses (increased $3.7 million), third-party marketing and event expenses (increased $2.2 million), offset partially by stock-based compensation expense (decreased $3.1 million) and bad debt expenses (decreased $1.3 million).

General and administrative ("G&A") expense represents operating expenses for the Company's finance, human resources, legal, corporate IT, and other corporate administrative functions.

G&A expenses were $32.1 million for the three months ended September 30, 2026, a decrease of $1.1 million, or 3.3%, compared to the same period a year ago, and are 14.9% of total revenues compared to 16.6% in the prior year. The decrease is primarily due to professional services (decreased $1.3 million).

G&A expenses were $67.2 million for the six months ended September 30, 2026, a decrease of $3.3 million, or 4.7%, compared to the same period a year ago, and are 15.7% of total revenues compared to 17.9% in the prior year. The decrease is primarily due to professional services expenses (decreased $4.7 million) largely related to a decrease in litigation costs associated with the class action lawsuit and fees in support of strategic corporate initiatives, offset partially by stock-based compensation expense (increased $1.0 million).

Gains, losses, and other items, net represents restructuring costs and other adjustments.

Gains, losses and other items, net was $7.2 million for the three months ended September 30, 2026, an increase of $7.2 million compared to the same period a year ago. The current year relates primarily to costs associated with the Merger.

Gains, losses and other items, net was $13.8 million for the six months ended September 30, 2026, an increase of $13.3 million compared to the same period a year ago. The current year relates primarily to costs associated with the Merger. The prior year cost related primarily to adjustments to previous lease restructuring reserves.

Income from Operations and Operating Margin

Income from operations was $23.2 million for the three months ended September 30, 2026 compared to income from operations of $21.4 million in the same period a year ago. Operating margin was 10.8% compared to 10.7% in the same period a year ago.

Income from operations was $43.4 million for the six months ended September 30, 2026 compared to income from operations of $28.6 million in the same period a year ago. Operating margin was 10.1% compared to 7.3% in the same period a year ago. Margins in the current year were positively impacted by the increase in gross profit.

Total Other Income

Total other income, net was $3.3 million for the three months ended September 30, 2026 compared to total other income, net of $3.5 million in the same period a year ago. Total other income, net was $6.4 million for the six months ended September 30, 2026 compared to $7.3 million in the same period a year ago. The decrease is primarily attributable to lower interest rates.

Income Taxes

Income tax expense was $7.8 million on income from continuing operations before income taxes of $26.5 million for the three months ended September 30, 2026, resulting in a 29.2% effective tax rate. This compares to income tax benefit of $2.4 million on income from continuing operations before income taxes of $25.0 million, or a negative 9.8% effective tax rate in the same period a year ago. The increase in the effective tax rate was primarily due to changes in valuation allowance.

Income tax expense was $13.5 million on income from continuing operations before income taxes of $49.8 million for the six months ended September 30, 2026, resulting in a 27.1% effective tax rate. This compares to income tax expense of $0.7 million on income from continuing operations before income taxes of $35.9 million, or a 2.0% effective tax rate in the same period a year ago. The increase in the effective tax rate was primarily due to changes in valuation allowance.

Capital Resources and Liquidity

The Company’s cash and cash equivalents are primarily located in the United States.  At September 30, 2026, approximately $25.4 million of the total cash balance of $394.6 million, or approximately 6.4%, was located outside of the United States.

Trade accounts receivable, net balances were $220.5 million at September 30, 2026, an increase of $7.5 million, compared to $213.0 million at March 31, 2026. Days sales outstanding ("DSO"), a measurement of the time it takes to collect receivables, was 94 days at September 30, 2026, compared to 93 days at March 31, 2026. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed, and Data Marketplace contracts, which are billed on a gross basis, recognized as revenue on a net basis, but for which the amount that is due to data sellers is not reflected as an offset to accounts receivable. Compared to March 31, 2026, DSO at September 30, 2026 was negatively impacted by one day due to Data Marketplace gross accounts receivable. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected.

Working capital at September 30, 2026 totaled $433.3 million, a $45.0 million increase when compared to $388.4 million at March 31, 2026.

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

Cash Flows

The following table summarizes our cash flows for the periods reported (dollars in thousands):

	For the six months ended
	September 30,
	2026	2025

Net cash provided by operating activities	$55,247	$41,587
Net cash used in investing activities	$(2,689)	$(2,017)
Net cash used in financing activities	$(37,585)	$(85,146)

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

Net cash provided by operating activities for the six months ended September 30, 2026 was $55.2 million and resulted primarily from operating results adjusted for non-cash items of $83.9 million offset by changes in operating assets and liabilities of $28.7 million. Net cash used due to changes in operating assets and liabilities was primarily related to a decrease in accounts payable and other liabilities of $30.4 million and an increase in accounts receivable of $8.2 million, partially offset by an increase in deferred revenue of $4.2 million and income taxes payable of $4.5 million. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation awards for fiscal 2026 and the timing of payments to suppliers. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers.

Net cash provided by operating activities for the six months ended September 30, 2025 was $41.6 million and resulted primarily from operating results adjusted for non-cash items of $90.3 million offset by changes in operating assets and liabilities of $48.7 million. Net cash used by changes in operating assets and liabilities was primarily related to an increase in accounts receivable of $31.9 million and a decrease in accounts payable and other liabilities of $24.1 million. The change in accounts receivable is primarily due to revenue growth and the timing of cash receipts from customers. The change in accounts payable and other liabilities is primarily due to the payment of annual incentive compensation awards for fiscal year 2025 and the timing of payments to suppliers.

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

Net cash used in investing activities for the six months ended September 30, 2026 was $2.7 million and consisted of capital expenditures.

Net cash used in investing activities for the six months ended September 30, 2025 was $2.0 million and consisted of capital expenditures of $0.9 million, net cash paid in acquisitions of $0.5 million related primarily to the Habu escrow release, and purchases of strategic investments for $0.6 million.

Financing Activities

Our financing activities have consisted of acquisition of treasury stock, proceeds from our equity compensation plans, and shares repurchased for tax withholdings upon vesting of stock-based awards.

Net cash used in financing activities for the six months ended September 30, 2026 was $37.6 million and consisted of the acquisition of treasury shares pursuant to the board of directors' approved stock repurchase plan, and related excise tax payments, of $18.8 million (0.6 million shares), and $21.4 million for shares repurchased for tax withholdings upon vesting of stock-based awards. These uses of cash were partially offset by $2.6 million of proceeds from the sale of common stock from our equity compensation plans. In accordance with the Merger Agreement, the Company paused repurchases under its common stock repurchase program through the completion of the Merger. During the three and six months ended September 30, 2026, the Company repurchased $0.0 million and $17.6 million under the common stock repurchase program.

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

In accordance with the Merger Agreement, the Company paused repurchases under its common stock repurchase program through the completion of the Merger. During the three and six months ended September 30, 2026, the Company repurchased $0.0 million and $17.6 million under the common stock repurchase program. Through September 30, 2026, the Company had repurchased a total of 49.2 million shares of its common stock for $1.3 billion under the program, leaving remaining capacity of $244.2 million. The repurchase amounts included in the condensed consolidated statements of stockholders' equity and the condensed consolidated statements of cash flows included amounts related to the 1% excise tax on share repurchases, net of share issuances, as a result of the Inflation Reduction Act of 2022.

Contractual Commitments

The following tables present the Company’s contractual cash obligations and purchase commitments at September 30, 2026 (dollars in thousands). Operating leases primarily consist of our various office facilities. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services, software-as-a-service arrangements, and leasehold improvements. The tables do not include the future payment of liabilities related to uncertain tax positions of $39.1 million as the Company is not able to predict the periods in which the payments will be made. The amount for 2027 represents the remaining six months ending March 31, 2027. All other periods represent fiscal years ending March 31.

	For the years ending March 31,
	2027	2028	2029	2030	2031	Thereafter	Total
Operating leases	$5,617	$10,737	$10,349	$3,975	$2,917	$—	$33,595

	For the years ending March 31,
	2027	2028	2029	Total
Purchase commitments	$15,893	$18,014	$8,052	$41,959

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

Non-U.S. Operations

The Company has a material presence in the United Kingdom, France, Spain, the Netherlands, Germany, Italy, India, Brazil, Australia, China, Japan and Singapore. Most of the Company’s exposure to exchange rate fluctuation is due to translation gains and losses as there are no material transactions that cause exchange rate impact. In general, each of the foreign locations is expected to fund its own operations and cash flows, although funds may be loaned or invested from the U.S. to the foreign subsidiaries. These advances are considered long-term investments, and any gain or loss resulting from changes in exchange rates as well as gains or losses resulting from translating the foreign financial statements into U.S. dollars are included in accumulated other comprehensive income. Therefore, exchange rate movements of foreign currencies may have an impact on the Company’s future costs or on future cash flows from foreign investments. The Company has not entered into any foreign currency forward exchange contracts or other derivative instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe there have been no material changes in our market risk exposures for the six months ended September 30, 2026, as compared with those discussed in the 2026 Annual Report.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

(b)    Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2026 - July 31, 2026	—	$—	—	$244,226,158
August 1, 2026 - August 31, 2026	—	$—	—	$244,226,158
September 1, 2026 - September 30, 2026	—	$—	—	$244,226,158
Total	—	$—	—

On August 29, 2011, the board of directors adopted a common stock repurchase program.  That program was subsequently modified and expanded, most recently on February 12, 2026.  Under the modified common stock repurchase program, the Company may purchase up to $1.5 billion of its common stock through the period ending December 31, 2027. Through September 30, 2026, the Company had repurchased a total of 49.2 million shares of its common stock for $1.3 billion, leaving remaining capacity of $244.2 million under the stock repurchase program. In accordance with the Merger Agreement, the Company paused repurchases under its stock repurchase program through the completion of the Merger.

(1) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act of 2022.

(2) Amounts presented exclude the 1% excise tax as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. Not applicable.

b. Not applicable.

c. During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

2.1*
Agreement and Plan of Merger, dated as of May 16, 2026, by and among Company, Parent and Merger Sub and solely for purposes of Section 10.14 thereto, Publicis (previously filed on May 18, 2026, as Exhibit 2.1 to LiveRamp Holdings, Inc.’s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

10.1
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Compensation Plan of LiveRamp Holdings, Inc. (CA) (previously filed on August 5, 2026 as Exhibit 10.1 to LiveRamp Holdings, Inc.'s Quarterly Report on Form 10-Q, Commission File No. 001-38669, and incorporated herein by reference)

10.2
Form of Performance Unit Award Agreement under the Amended and Restated 2005 Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 5, 2026 as Exhibit 10.2 to LiveRamp Holdings, Inc.'s Quarterly Report on Form 10-Q, Commission File No. 001-38669, and incorporated herein by reference)

10.3
Amended and Restated 2005 Equity Compensation Plan of LiveRamp Holdings, Inc. (previously filed on August 17, 2026, as Exhibit 10.1 to LiveRamp Holdings, Inc.’s Current Report on Form 8-K, Commission File No. 001-38669, and incorporated herein by reference)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2026 and March 31, 2026, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2026, (v) Condensed Consolidated Statements of Equity for the Three and Six Months Ended September 30, 2025, (vi) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2026 and 2025, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

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

LIVERAMP HOLDINGS, INC.

Dated: November 12, 2026	By:	/s/ Lauren Dillard
(Signature)
Lauren Dillard
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)